Form 10QSB
period 1995-11-30
GATEWAY ENERGY CORP/NE
filed 1996-01-12
CIK 40194

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  November 30, 1995

            [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

                         For the transition period from
                             __________to __________

                       Commission File No.         1-4766
                                           ----------------------

                           GATEWAY ENERGY CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                  44-0651207
  -------------------------------         -------------------------------------
  (State or other jurisdiction of         (IRS Employer Identification Number)
  incorporation or organization)

                          10842 Old Mill Road, Suite #5
                               Omaha, NE     68154
                               ---------     ------
                    (Address of principal executive offices)

     Issuer's telephone number (402) 330-8268

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    ----     ----

                       APPICABLE ONLY TO CORPORATE ISSUERS

     As of December 31, 1995 the Issuer had 26,136,081 shares of its common stock outstanding.

     Transitional Small Business Disclosure Format  Yes       No   X
                                                       ------    ------

                                   FORM 10-QSB

                                     PART  I

ITEM  1.  FINANCIAL STATEMENTS
                                                                         Page

          Unaudited Consolidated Balance Sheet
          as of November 30, 1995.                                         5

          Unaudited Consolidated Statements of Operations for
          the three months and nine months ended November 30, 1995,
          and November 30, 1994.                                           7

          Unaudited Consolidated Statements of Cash Flows for
          the nine months ended November 30, 1995, and November 30, 1994.  8

          Notes to Consolidated Financial Statements                       9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Between November 30, 1994 and September 1, 1995, the Company acquired three gathering systems and one delivery system for approximately $1.9 million. These acquisitions added 42 miles of pipeline and 66,000 MCF/D capacity to its existing pipeline network.

     The Company also opened operations (Gateway Pipeline Company and its subsidiary Castex Energy, Inc.) in Houston, Texas with the acquisition of certain oil and gas producing properties and lease prospects. Gateway Pipeline has formed a marketing division and has begun to market gas produced by Castex as well as other small amounts of gas. Since January 1, 1995, the Company has advanced $.7 million to Gateway Pipeline and Castex for its share of drilling costs and the acquisition of additional drilling prospects.

RESULTS OF OPERATIONS

NINE MONTHS ENDED NOVEMBER 30, 1995 COMPARED TO 1994

     Operating profit decreased from $608,600 in 1994 to $206,500 in 1995. Operating margins from all joint ventures, including Fort Cobb Irrigation and Fuel Authority, before depreciation increased $335,100 from 1994. This increase was the result of new acquisitions made in 1995 of $374,400 and acquisitions made throughout the nine month period in 1994 of $91,600. These increases were offset by decreases of $130,800 in operating margins from properties acquired prior to March 1, 1994.

     The major decrease in net operating margins occurred on the Destino system. The system has been shut down since May 1995 as the result of the lack of capacity on the main interconnection to the system. This shutdown has lowered operating margins by $104,400 from the comparable period in

1994. The joint venture operator is exploring other connections and is negotiating with the owner of the interconnected line to increase Destino's access to the line.

     Lower gas prices throughout much of 1995 have also contributed to lower operating margins. Natural gas prices throughout the spring and summer were substantially lower than in 1994. Natural gas prices ranged from $1.17 to $1.55 per MMBTU in 1995 compared to $1.51 to $2.01 per MMBTU in 1994. Lower gas prices reduce the margin retained by the Company since most purchase contracts are based on a percentage of the index or sales price. Also, producers are reluctant to produce wells at high volume when gas prices are depressed.

     The major reason for the decrease in operating profit is the costs associated with the start up of Gateway Pipeline Company ("Pipeline") in Houston. This operating subsidiary sustained a net operating loss of $323,000 for the nine months ended November 30, 1995. Pipeline was formed to acquire, operate and manage gas gathering systems and acquire and develop oil and gas producing properties. Pipeline has been actively pursuing such acquisitions and development, however, in the nine months ended November 30, 1995, no significant properties were acquired except a delivery system in Texas County, Oklahoma. Pipeline and its subsidiary, Castex Energy, Inc. expect to make several acquisitions in the fourth quarter which will generate sufficient operating profit to cover operating overhead expenses.

     Corporate general and administrative expenses increased $177,400 in 1995 compared to 1994. This increase reflects higher salaries and wages and higher legal and accounting fees from increased corporate activities and higher costs of shareholder and investor relations for annual and quarterly reports and other communications. Other increases in general and administrative expenses are due to Gateway Pipeline and Ft. Cobb Fuel Authority.

     The net loss applicable to common stock of $1,426,200 is a result of the lower operating profit discussed above and an increase in preferred stock dividends of $897,600 of which $189,400 is attributable to greater amortization of the Series G offering costs. The Company continues to raise funds for investment through preferred stock issues. However, delays in investing the funds in operating properties and start-up time required for acquired properties have increased the preferred stock dividend requirements relative to operating profits.

THREE MONTHS ENDED NOVEMBER 30, 1995, COMPARED TO 1994

     Net operating profit for the three months ended November 30, 1995 decreased $98,900 compared to the similar period in the prior year. Properties acquired after November 30, 1994, increased operating profit by $142,700. However, properties acquired in the three month period in 1994 contributed $29,800 less to operating profit in 1995 compared to 1994. Operating profit from properties acquired before August 31, 1994, and thus owned for each quarter increased $34,700 in 1995 compared to 1994.

     Operating profit from the EPNG system increased $107,000 largely due to increased nominations from the system. This increase from EPNG which was acquired prior to August 31, 1994 was offset by reductions at White Ranch of $32,300 due to increased operating costs, and at Destino of $38,900 due to a shutdown of the system for lack of capacity on the main interconnect pipeline.

Operating profit from the Rockdale system decreased $28,800 from the previous year due to lower gas prices and higher operating costs to correct processing inefficiencies.

     The net operating profit was further adversely affected by operating losses of $118,600 incurred by Gateway Pipeline Company. As discussed above, Pipeline has not yet been able to acquire significant natural gas properties which provide sufficient operating revenues to cover general and administrative overhead.

     Corporate general and administrative expenses increased by $69,800 reflecting wage and salary increases and higher legal and accounting fees.
Costs associated with improved reporting to shareholders also increased during the current quarter. The remaining increase is due to costs at Gateway Pipeline and Ft. Cobb Fuel Authority.

     Net loss for common shares was $483,500 in 1995, a $248,500 decrease from the prior year quarter. This decrease is due to lower operating profits discussed above and an increase in preferred stock dividends of $235,700. Preferred stock dividends includes an additional $31,800 of amortization for Series G Preferred Stock. Delays in acquiring properties and start-up time related to those properties have increased preferred stock dividends relative to operating profits.

LIQUIDITY AND CAPITAL RESOURCES

     The Company successfully raised $10,000,000 through its offering of Series G Preferred Stock and closed the offering in January 1995. In February 1995 the Company began offering its Series N Preferred Stock to accredited investors. As of December 31, 1995, $2,944,000 of Series N has been sold. As of November 30, 1995, the Company had $474,700 of funds available for acquisitions.

     The Company received, from its primary bank, a $750,000 bridge acquisition line of credit. In December, $575,000 was advanced to acquire natural gas gathering systems in Texas offshore waters. The advance will be repaid with proceeds from Series N. The Company's subsidiary, Castex Energy, Inc., has obtained a commitment from a major bank for a $15 million credit facility. $10 million of this commitment will be used, along with equity funds supplied by Series N proceeds, to purchase oil and gas producing properties in Louisiana. The remaining funds will be available to develop other lease prospects owned by Castex.

     The Company has also obtained a $650,000 bridge loan to fund certain oil and gas acquisitions. Such bridge loan will be repaid from Series O Preferred Stock which will be sold to accredited investors.

     The Company generated cash flow from operations of $65,900 in 1995 compared to $331,200 in 1994. In 1995, the Company used reserves of $67,700 from the proceeds of Series N and $220,400 of reserves from the issuance of Series G, as described in the respective Private Placement Memorandums, to pay Series N and Series G dividends. In December the Company received one half ($140,000) of the expected settlement in a bankruptcy proceeding. The Company believes that cash flow from operations, its short-term borrowing capacity and the continued sales of Series N Preferred Stock will be adequate to fund current operations and provide the equity financing necessary to accomplish future acquisitions.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          The Company has been named as a third party defendent in a lawsuit filed in the District Court of Harris County, Texas on November 28, 1995. Nuevo Energy Company, a defendant in a lawsuit filed by Shoreham Pipeline Company as operator/manager of the Encinitas Joint Venture, has filed a countersuit claiming damages of approximately $4,000,000. These damages allegedly are the result of the lawsuit by Shoreham which prevented Nuevo from selling certain leases. The action is currently in discovery.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a)  Exhibits:

          11   Statement re Computation of Per Share
               Earnings, filed herewith.

          21   Subsidiaries, filed herewith.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 1995
                                   (UNAUDITED)


                                   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                     $    361,800
   Trade accounts receivable, net                                   3,032,400
   Prepaid expenses and other                                         444,300
   Escrowed cash                                                      230,300
                                                                 ------------
        Total current assets                                        4,068,800

PROPERTY AND EQUIPMENT - AT COST
    Land                                                               10,000
    Gas gathering, processing and transmission                     10,695,300
    Oil and gas properties, using full cost accounting              1,244,100
    Office furniture and other equipment                              381,500
                                                                 ------------
                                                                   12,330,900
    Less accumulated depreciation, depletion and
       amortization                                                 (977,400)
                                                                 ------------
                                                                   11,353,500
OTHER ASSETS
    Cash escrowed for acquisitions                                    474,700
    Note receivable - related party                                   245,300
    Other                                                             249,700
                                                                 ------------
                                                                      969,700
                                                                 ------------
                                                                 $ 16,392,000
                                                                 ------------
                                                                 ------------


         The accompanying notes are an integral part of this statement.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 1995
                                   (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                               $   256,800
    Current maturities of long-term debt                             64,300
    Accounts payable                                              2,218,900
    Accrued expenses and other liabilities                          176,300
    Preferred dividends payable                                     226,400
                                                                -----------
        Total current liabilities                                 2,942,700

Long-term debt less current maturities                              152,600

Minority interests                                                   54,900

Preferred stock of subsidiary                                       341,500

Mandatory redeemable preferred stock                              8,454,200

STOCKHOLDERS' EQUITY
    Preferred stock                                                   6,300
    Common stock-authorized, 30,000,000
       shares of $.01 par value; issued
       26,136,081 shares                                            261,400
    Additional paid-in capital                                    8,287,700
    Accumulated deficit                                          (4,109,300)
                                                                -----------
         Total stockholders' equity                               4,446,100
                                                                -----------
                                                                $16,392,000
                                                                -----------
                                                                -----------




         The accompanying notes are an integral part of this statement.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Three Months Ended                Nine Months Ended
                                                  November 30                       November 30
                                           -----------------------------   ------------------------------
                                                   1995             1994           1995              1994
                                           -----------------------------   ------------------------------
OPERATING REVENUES
   Natural gas sales                       $  2,663,300     $  1,609,200   $  6,951,400      $  4,474,700
   Transportation                               210,800          226,800        619,700           542,500
   Processing and other                         273,500          216,100        797,100           539,200
                                           ------------     ------------   ------------      ------------
                                              3,147,600        2,052,100      8,368,200         5,556,400

OPERATING COSTS AND EXPENSES
   Cost of natural gas purchased              1,828,700        1,266,600      4,755,700         3,508,600
   Operation and maintenance                    576,300          337,800      1,651,600           797,400
   General and administrative                   451,600          158,100      1,240,800           443,300
   Depreciation and depletion                   193,300           93,000        513,600           198,500
                                           ------------     ------------   ------------      ------------
                                              3,049,900        1,855,500      8,161,700         4,947,800
                                           ------------     ------------   ------------      ------------
         Operating profit                        97,700          196,600        206,500           608,600


OTHER INCOME (EXPENSE)
   Interest income                               26,000           33,600         73,000            56,300
   Interest expense                             (26,000)          (2,000)       (49,000)           (3,300)
   Minority interests                            35,000                0         83,200                 0
   Other                                         19,000          (53,100)        18,800           (53,100)
                                           ------------     ------------   ------------      ------------
                                                 54,000          (21,500)       126,000              (100)
                                           ------------     ------------   ------------      ------------
     Earnings before income taxes               151,700          175,100        332,500           608,500

Income taxes                                     23,800           34,400         31,900            42,900
                                           ------------     ------------   ------------      ------------
         NET EARNINGS                           127,900          140,700        300,600           565,600

Provision for preferred dividends,
   including amortization of Series G
   offering costs of $114,300
   $82,500, $342,800 and $153,400               611,400          375,700      1,726,800           829,200
                                           ------------     ------------   ------------      ------------
Income (loss) applicable to common stock    $  (483,500)     $  (235,000) $  (1,426,200)      $  (263,600)
                                           ------------     ------------   ------------      ------------
                                           ------------     ------------   ------------      ------------
Income (loss) per common share                 $  (0.02)        $  (0.01)      $  (0.06)         $  (0.01)
                                           ------------     ------------   ------------      ------------
                                           ------------     ------------   ------------      ------------
Number of shares used in
  computing the income (loss) per
  common share                               26,176,700       19,901,600     23,268,200        19,406,700
                                           ------------     ------------   ------------      ------------
                                           ------------     ------------   ------------      ------------


        The accompanying notes are an integral part of these statements.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                          Nine Months Ended
                                                                             November 30
                                                                  -----------------------------
                                                                       1995                1994
                                                                  ---------           ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities-
    Net earnings                                                  $ 300,600           $ 565,600
Adjustments to reconcile net earnings to net
    cash provided by operating activities-
       Depreciation, depletion and amortization                     513,600             198,500
       Amortization of deferred income                              (33,300)            (33,900)
       Minority interest in net losses of subsidiaries              (83,200)                100
       Compensation accrued under stock award plans                  30,300                 -
       Stock issued for fees/services                                31,500              50,000
       Gain on sale of property and equipment                       (30,700)                -

Increase (decrease) in cash and cash
   equivalents resulting from changes in-
       Trade accounts receivable                                   (286,900)         (1,314,500)
       Prepaid expenses and other current assets                   (399,800)           (155,300)
       Accounts payable                                              57,800             938,900
       Accrued expenses and other liabilities                       (34,000)             81,800
                                                                  ---------           ---------

            Net cash provided by operating activities                65,900             331,200
                                                                  ---------           ---------

Cash flows from investing activities-
       Capital expenditures                                        (924,200)         (1,088,400)
       Proceeds from sale of property                               220,000                 -
       Acquisition of properties                                 (1,177,100)         (4,620,600)
       Changes in notes receivable, net                             (43,300)            (62,800)
                                                                  ---------           ---------

            Net cash used in investing activities                (1,924,600)         (5,771,800)
                                                                  ---------           ---------
Cash flows from financing activities-
      (Increase) decrease in escrowed cash                          412,100              85,500
      Payments on notes payable                                     (20,000)            (22,000)
      Issuance of short-term notes                                  235,000                 -
      Common stock issued                                               -                 2,500
      Payment of long-term debt                                     (38,500)                -
      Proceeds from sale of preferred stock                       2,657,400           6,041,500
      Preferred dividends paid                                   (1,363,400)           (603,600)
      Other                                                             -                24,000
                                                                  ---------           ---------

            Net cash provided by financing activities             1,882,600           5,527,900
                                                                  ---------           ---------

Net change in cash and cash equivalents                              23,900              87,300
Cash and cash equivalents at beginning of period                    337,900             532,400
                                                                  ---------           ---------

Cash and cash equivalents at end of period                        $ 361,800           $ 619,700
                                                                  ---------           ---------
                                                                  ---------           ---------



        The accompanying notes are an integral part of these statements.,

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (1)  Basis of Presentation

     The accompanying consolidated financial statements have been prepared by the Company, without audit. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles.

     The consolidated financial statements include the accounts of Gateway Energy Corporation (formerly Gateway Gathering Systems, Inc.), its eighty percent (80%) owned subsidiary, Gateway Pipeline Company and the Fort Cobb Oklahoma Irrigation Fuel Authority (99% owned by the Company). The Company's investments in its joint ventures are accounted for using the proportional consolidation method. All significant intercompany transactions have been eliminated in consolidation.

     (2)  Income Taxes

     Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates in effect when these differences reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that they will not be realized. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

     (3)  Preferred Stock

     Gateway Pipeline Company, the Company's eighty percent (80%) owned subsidiary, initiated a private offering of preferred stock to accredited investors. The preferred stock has been designated as 10% Cumulative Convertible Series A Preferred Stock. Dividends are paid quarterly at the stated rate of 10%, with provisions for an additional 3% depending on earnings of the properties acquired with the proceeds. The Preferred Stock is convertible into the Company's common stock after twenty-four months at a conversion price equal to ninety percent (90%) of the average bid price. The Company may call the Series A Preferred Stock after twenty-four months at stated value. The Company may require conversion after twenty-four months, if shareholders have received cumulative dividends of thirteen percent (13%), at a conversion price equal to eighty-five percent (85%) of the average bid price.
As of November 30, 1995, $386,000 of the Series A Preferred Stock has been sold.

     (4)  Short-Term Promissory Note

     On September 28, 1995, the Company issued a Promissory Note due December 28, 1995, to a shareholder in exchange for $235,000 in cash. The proceeds were used for working capital purposes due to delays in collecting funds from a major creditor. The Note bears interest at 11% per annum, and as a commitment to the issuer, the Company issued 20,000 shares of common stock and a warrant to purchase an additional 60,000 shares at $.25 per share. The Note was extended to March 28, 1996 and will be repaid from the proceeds from the bankruptcy proceedings involving a former major customer.


     (5)  Acquisition Letter of Credit

     On December 15, 1995, the Company entered into a revolving line of credit agreement with a bank with maximum available borrowings of $750,000. Interest is payable monthly at 2.5% above the bank's base rate beginning in November 1995. All outstanding principal and interest is due and payable October 31, 1996, the maturity date. Interests in certain of the Company's joint ventures and all deposit and escrow accounts at the bank have been pledged as collateral for the line.

     On December 18, 1995, the bank advanced $575,000 against this line to purchase an 80% interest in certain gathering systems in Texas offshore waters. Such advance is expected to be repaid from proceeds from the sales of Series N Preferred Stock.

     (6)  Bridge Loan

     On November 30, 1995, the Company issued two (2) Promissory Notes for a total of $650,000 due February 28, 1996, or May 31, 1996, if extended by the Company. The proceeds from the notes are being used to acquire the Company's interest in the South Lake Arthur properties (See Note 7b) and are intended to be repaid from the proceeds of Series O Preferred Stock which is being offered to accredited investors.

     The Notes provide for interest at 11% per annum which may be paid with common stock of the Company at $.35 per share. As part of the commitment, the Company issued 37,500 shares of common stock and warrants to purchase 82,875 shares of common stock at $.35 per share.

     (7)  Subsequent Events

          (a) Acquisition of Offshore Gathering Systems - On December 15, 1995, the Company's eighty percent (80%) owned subsidiary, Shoreham Gathering Company, acquired eight separate gathering systems in Texas state waters offshore. The systems were purchased for cash of $710,000 and consist of approximately 49 miles of various size pipe. Six of the eight systems are inactive but are located in areas where there is considerable lease and drilling activity.

          (b) Agreement to Purchase Production Properties - Castex Energy, Inc., the Company's oil and gas producing company, is currently negotiating a Purchase and Sale Agreement to acquire ownership interests in numerous oil and gas producing properties located in the South Lake Arthur field in Jefferson Davis and Vermillion Parishes, in Louisiana for $11.1 million, effective July 1, 1995. The closing is expected to be on or before February 15, 1996. Castex has accumulated funds from Gateway ($800,000) and other investors to make a deposit of $1.0 million and has received a commitment from a bank for a credit facility of up to $15.0 million, $10.0 million of which will be used to complete the acquisition and $5.0 million of which will be used to fund future drilling activity on prospects currently controlled by Castex.

               It is expected that the South Lake Arthur properties and the lease prospects will be transferred to a limited partnership of which Gateway Energy Corporation will own approximately 60%. Castex Energy, Inc. will be the general partner and will manage the limited partnership. Certain officers of Castex and other individuals will own the remaining 40% of the limited partnership.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GATEWAY ENERGY CORPORATION



                                          /s/ Neil A. Fortkamp
                                   ------------------------------------
                                   Chief Financial Officer


      January 12, 1996
-----------------------------
(Date)