Form 10KSB
period 1996-02-29
GATEWAY ENERGY CORP/NE
filed 1996-06-13
CIK 40194

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                              -------------------------


                                     FORM 10-KSB

                     [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended February 29, 1996


                   [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                             OF THE EXCHANGE ACT OF 1943

     For the transition period from __________________ to _______________

                             Commission File No. 1-4766

                              GATEWAY ENERGY CORPORATION
                         ------------------------------------
                    (Name of small business issuer in its charter)


           Delaware                                       44-0651207
- -------------------------------                  ----------------------------
(State or other jurisdiction of                  (IRS Employer Identification
incorporation or organization)                               Number)

                    10842 Old Mill Road, Suite 5, Omaha, NE 68154
                  --------------------------------------------------
                (Address and Zip Code of principal executive offices)

                                    (402) 330-8268
                                 --------------------
                             (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                Name of each exchange on which registered

          None                                           None
       --------                                        --------

Securities registered under Section 12(g) of the Exchange Act:

                            Common Stock, $0.01 Par Value
                         -----------------------------------
                                   (Title of Class)


    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----      -----

    Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

    Issuer's revenues for the most recent fiscal year ended February 29, 1996, were: $13,156,700.

    The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of May 20, 1996, was $6,906,000.

                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    The number of shares outstanding of each of the issuer's classes of common equity, as of May 20, 1996, was 27,624,590.

                         DOCUMENTS INCORPORATED BY REFERENCE

                                         None
                                      ----------

Transitional Small Business Disclosure Format (check one):  Yes        No   X
                                                                -----     -----

                                       PART I.

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

    Gateway Energy Corporation (the "Company"), a Delaware corporation, was originally incorporated as "Gateway Sporting Goods Company" in 1960. On June 1, 1992, the Company completed a restructuring plan and began acquiring interests in natural gas gathering, processing, and transmission properties (commonly known as the gathering, transmission, and marketing segment of the natural gas industry).

    In January 1995, the Company acquired Castex Energy, Inc., a company engaged in the operating and development of natural gas wells in Texas and Louisiana. This marked the entry of the Company into the production segment of the natural gas industry and is discussed in more detail later in this section.

    The Company's common stock is traded in the over-the-counter market on the bulletin board section of NASDAQ under the symbol GECO. The Company's principal executive offices are located at 10842 Old Mill Road, Suite 5, Omaha, Nebraska 68154, and its telephone number is (402) 330-8268.

DESCRIPTION OF BUSINESS

    The Company, through joint ventures with industry partners (the "Joint Ventures"), owns and operates natural gas gathering pipeline systems and processing plants and related facilities in the Gulf Coast and Southwestern states of Texas, New Mexico, Oklahoma and Louisiana, and the Gulf of Mexico.

    The Company, through its subsidiary Gateway Pipeline Company ("Pipeline") acquired the remaining interest in IGT, a delivery system which provides service to industrial users in Ellis County, Texas. Pipeline also owns and operates a delivery system in Texas County, Oklahoma and has constructed a gathering system to provide service to a natural gas well operated by Castex Energy, Inc.

    Castex Energy, Inc. ("Castex") a majority owned subsidiary of the Company, owns interests in several natural gas producing wells in Pennsylvania, Texas and Louisiana and is also the operator of several of these wells. In December 1995, Castex formed Castex Energy 1995 LP, a limited partnership which acquired the interests of Wynn-Crosby, Inc. in the South Lake Arthur Field in Vermillion and Jefferson Davis Parishes in Louisiana. Castex is the general partner of this limited partnership and the Company owns directly 66% of the limited partnership units.

    The Company has utilized the net proceeds of its Series N Preferred Stock Offering to directly acquire ownership interests in natural gas gathering and delivery systems and oil and gas production and to own, develop, and operate those properties through Pipeline and Castex.

    The gas gathering segment of the natural gas transmission system is that portion of the transportation system developed and designed to gather natural gas from producing properties and transport that natural gas to the primary transmission pipeline. These gathering systems generally have the lowest capital cost of any segment of the total pipeline system. They are usually installed underground to service the producing wells along their service area. Gathering systems can include connections into other existing production or leases yet to be developed. Delivery systems provide natural gas service to end users. These systems may purchase gas for resale to industrial customers or may provide a transportation service for a tariff.

    The gas gatherer contracts with the owner or operator of the producing gas wells in an area to utilize the gas gathering system to transport the gas from the wellhead to a transmission line. The producer pays the state severance taxes and delivers dry gas (that which is stripped of natural gas liquids ("NGLs")). The gathering system delivers the gas to the transmission line and for that service receives a "tariff." The gatherer generally has no obligation for severance taxes or stripping the NGLs. In some cases, the gatherer will install a separator/dehydrator and thus receives the benefits from the "drip" or the sale of the extracted NGLs, and in other cases the gatherer may construct and own gas processing facilities which extract the NGLs under financial arrangements with the producer from rich BTU gas streams. The gas gatherer may also take advantage of gas marketing opportunities, whereby the gas gatherer purchases the gas at the wellhead and takes title to the product. The gas is then transported from the point of purchase to a point of delivery and then sold to one or more customers. These purchases and sales are generally transacted through "back to back" contracts. Currently, approximately 84% of gathering and processing revenues recorded by the Company are received under "back to back" contracts, 6% under tariff arrangements, and 10% from sales of NGLs.

    The delivery segment of the industry provides service directly to end users of natural gas, primarily industrial and large commercial companies. Delivery pipelines are connected to major intra or interstate pipelines and gas supplies are purchased directly from the pipeline company or others who have access and capacity on that system. Delivery pipelines provide service directly to end users and volumes are metered at the plant. Generally, sales are based on contracts which cover the same period as the supply contract so margins are secured for the length of the contract. This is an expanding segment of the industry due to regulations which allowed customers to bypass their local distribution utility. It is also becoming more competitive as suppliers try to secure markets for their gas and as local utilities become more aggressive in retaining large industrial users.

    Since January 1995, the Company has also participated in the development and production segment of the natural gas industry. Through Castex, the Company owns interests in, and operates, producing gas wells. The production phase is involved in finding, developing, drilling and producing oil and natural gas. Castex has historically acquired promising prospects and resold these prospects to industry partners; usually retaining a working interest and the rights to develop and operate the wells. This process allows the Company to minimize the risk associated with development and drilling. The Company also acquires interests in producing wells and the reserves associated with these wells.

THE COMPANY'S JOINT VENTURE OPERATIONS

    The Company operates certain of its gathering systems through joint ventures. Each joint venture is operated by an operator/manager who is a joint venture partner. The operator/manager is responsible for the operation, maintenance, marketing, and accounting for the pipeline system. The operator/manager receives a monthly fee and, in some instances, an overhead allowance to cover certain in-office expenses. The joint venture agreements provide for net operating revenues to be distributed monthly to the joint venture partners in proportion to their ownership interests. Such ownership interest may change after the Company has received a payout of 125% of its investment in the system.

    Effective December 1, 1994, the Company made certain prospective changes to its future joint venture arrangements essentially providing for (a) a guaranteed return on the Company's investment before distributions become available for the Joint Venture operator; (b) a management fee for the operator based on the performance of the property; and (c) a maximum interest to the operator of up to 20% of the properties' investment, of which 5% of such investment would be provided by the Joint Venture operator. As of February 29, 1996, only four Joint Venture agreements included the above provisions.

MAJOR CUSTOMERS AND SUPPLIERS

    The Company purchases natural gas from numerous producers and purchased 15% of its total cost of gas supply from one major oil and gas producing company. All customers with sales exceeding 10% are in the gas gathering segment.
Gross sales as a percentage of total revenue to non-affiliated major customers are as follows:

                                         1996         1995
                                         ----         ----
              Customer A                  22%          18%
              Customer B                   9%          18%
              Customer C                   0%          13%

    Although these sales constitute a major portion of total revenues, they do not represent a significant portion of net operating margin because of back-to-back purchase contracts to supply these major customers.

COMPETITION

    The natural gas industry is highly competitive. The Company competes against other companies in the production, gathering, delivery, and marketing business for supplies and for customers. Competition for gas supplies is primarily based on the availability of transportation facilities and a satisfactory price. In marketing, there are numerous competitors, including interstate pipelines, major producers, and local and national gatherers, brokers, and marketers. Most competitors have capital resources greater than the Company and control greater supplies of gas. Competition for marketing customers is primarily based on reliability and the price of delivered gas.

REGULATION

    Natural Gas Transmission Industry. The transportation, sale, and marketing of natural gas in interstate commerce are subject to extensive regulation under the Natural Gas Act ("NGA"), the Natural Gas Policy Act of 1978 ("NGPA"), and rules and regulations promulgated by the Federal Energy Regulatory Commission ("FERC"). As discussed below, the Company believes that the gathering and delivery facilities of the Company are intrastate in nature and not subject to FERC's jurisdiction. The properties are, however, subject to regulation by various state agencies.

    In April 1992, the FERC issued Order 636 which generally requires interstate pipelines to "unbundle" their traditional wholesale services and create and make available on an open and nondiscrimination basis numerous constituent services, including gas gathering services. This ruling and subsequent Orders 636A and 636B are expected to have a significant impact on the natural gas transportation industry and the cost of acquiring these gathering systems. Generally, these regulations have made it less attractive for large interstate pipelines to own and operate the gas gathering systems. This situation makes available numerous systems at prices which can generate attractive rates of return for the Company.

    The Fort Cobb Fuel and Irrigation Authority ("Fort Cobb") is a local distribution company subject to the regulations of the Oklahoma Public Service Commission ("OPSC"). The OPSC regulates the prices to the customer based on the cost of investment, operating and maintenance expense, cost of purchased gas and rates of return. Fort Cobb's rates to customers were last approved by the OPSC in 1993; Fort Cobb has not filed for an increase in rates since that time. The OPSC also regulates construction and safety of the distribution system.

    Environmental and Safety Concerns. The Company's operations are subject to environmental risks normally incident to the operation and construction of pipelines, plants, and other facilities for gathering, processing, treating, and transporting natural gas. In most instances, the regulatory requirements relate to the discharge of substances into the environment and include controls such as water and air pollution control measures. Environmental laws and regulations may require the acquisition of a permit before certain activities may be conducted. Further, these laws and regulations may limit or prohibit activities on certain lands lying within wilderness areas, wetlands, areas providing habitat for certain species, or other protected areas. The properties are also subject to other federal, state, and local laws covering the handling, storage, or discharge of materials used by the joint ventures, or otherwise relating to protection of the environment, safety, and health.

    Management believes the Company and its joint venture operators have obtained and are in current compliance with all necessary and material permits and that the Joint Ventures are in substantial compliance with applicable material governmental regulations.

EMPLOYEES

    As of February 29, 1996, the Company, excluding the employees of its joint venture operators, had 23 full-time employees and 5 part-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

JOINT VENTURE OPERATING PROPERTIES

    As discussed above, the Company currently operates various properties through joint ventures with industry partners (the "Joint Venture Systems"). The Company owns interests in these Joint Venture Systems ranging from 25% to 70%. The Company does not hold record or legal title to any of the joint venture properties. All of the operating properties are owned by the respective Joint Venture Systems with record or legal title being held in the name of the Manager/Operator of the joint venture. The terms of the joint venture agreements provide for undivided ownership interest in the operating properties.

    As of February 29, 1996, the Company owned interests (generally 60% to 70% after payout) in Joint Venture systems comprising approximately 580 miles of pipeline with a capacity of 537 million cubic feet per day (MMCFD), currently handling approximately 58 MMCFD with an investment cost of $6,144,000. Of this invested cost, $3,816,000 of properties are pledged to secure dividend and redemption payments on the Company's Series G Preferred Stock. The 31 systems are operated under 16 Joint Venture Agreements. The pipeline systems are comprised of 1" to 20" pipe and generally vary in length from 7 miles to 70 miles per system.

    The Joint Venture Systems are utilized as gathering systems. A brief summary of location, miles of pipeline, capacity and size of pipeline is as follows:

    STATE          MILES          SIZE           CAPACITY
    -----          -----          ----           --------
                                                  (MMCFD)
                                                  -------

    Texas          363            2" to 8"          291
    New Mexico     117            3" to 8"           46
    Louisiana       37            2 7/8" to 8"       40
    Offshore        63            4 1/2" to 20"     160

DELIVERY

    The Company owns and operates the following delivery systems:

    STATE          MILES          SIZE           CAPACITY
    -----          -----          ----           --------
    Texas           14             6"                25
    Oklahoma        15             8"                30

    The Company's investment in these systems is $1,965,000 of which $1,170,000 is pledged to secure dividend and redemption payments on the Series G Preferred Stock. The delivery systems serve industrial customers in and around Waxahachie, Texas and customers in Guymon, Oklahoma.

FORT COBB FUEL AND IRRIGATION AUTHORITY

    The Company owns 99% of the Fort Cobb Fuel and Irrigation Authority ("Ft. Cobb"), a local distribution company which serves approximately 2,600 rural and residential customers in Caddo and Washita counties in Oklahoma. Ft. Cobb owns and operates 594 miles of 1" to 4" pipeline and related meters, regulators, valves, rights-of-way, easements, etc. normally associated with distribution systems. The pipeline, rights-of-way and associated assets are pledged as security to the holders of the Series G Preferred Stock in the amount of $2,441,000.

    The system is also used as a gathering system to transport natural gas from low pressure wells in Caddo and Washita counties. As of February 29, 1996, twelve wells have been connected and two compressors installed. The gas purchased from these producers is either sold to Fort Cobb or to third parties.

OIL AND GAS PROPERTIES

    The Company owns and participates in the development and production of oil and gas reserves through Castex and Castex Energy 1995, L.P. The working interests owned by the Company are generally less than 25 %. The following information summarizes the location of the properties and the net equivalent of natural gas reserves (MMCF) associated with those working interests as of February 29, 1996:

                   STATE          PROVED RESERVES
                   -----          ---------------
                                      (MMCF)
                                      ------
                   Texas              309.1
                   Louisiana       11,986.8
                   Pennsylvania        32.9

    At February 29, 1996, net production was approximately 7 MMCFD compared with less than one MMCFD at February 28, 1995. During the fiscal year Castex and Castex Energy 1995, LP participated in the drilling and completion of 5 development wells in Louisiana. At February 29, 1996, the Company had approximately 1,120 net undeveloped acres under lease and owned interests in 58 producing wells (7 net) of which it operated 23 (5 net).

   Substantially all of the Company's sales from oil and gas producing activities are natural gas sales. For the year ended February, 1996, the Company's average sales price per equivalent unit produced was $2.73 per mcf; the average production cost per equivalent unit produced was $.47 mcf. The estimated quantities of proved oil and gas reserves, the standardized measure of future net cash flows from proved oil and gas reserves (the "Standardized Measure") and changes in the Standardized Measure for the year ended February 29, 1996 are included under "Supplemental Financial Data" in the notes to the consolidated financial statements.

CORPORATE PROPERTY

    In addition to the operating properties described above, the Company leases office space and owns certain office equipment located at 10842 Old Mill Road, Suite 5, Omaha, NE 68154, the Company's corporate headquarters, and leases office space in Houston, Texas for Gateway Pipeline Company and Castex Energy, Inc.

ITEM 3.  LEGAL PROCEEDINGS

    ENCINITAS JOINT VENTURE LITIGATION. On May 6, 1993, Shoreham, as operator/manager of the Encinitas Joint Venture, filed a lawsuit against Energy Assets International Corporation and others for breach of contract for non-delivery and under-delivery of gas into the joint venture pipeline system as required pursuant to the parties' contract. Shoreham was seeking approximately $3,000,000 in claims and damages. Subsequent to the initial filing, one of the defendants filed a third-party claim against the Company. On May 15, 1996, the litigation was settled with payment of $115,000 to Shoreham and the Company and the cancellation of the original September 23, 1986 gas contract.

    ROCKDALE SYSTEM LITIGATION. Stanley Rosenthal, a Texas individual, filed an action, on September 23, 1994, in District Court in Milam County, Texas against Shoreham Pipeline Company involving the Rockdale System joint venture. Rosenthal seeks specific performance of an alleged oral contract purportedly requiring Shoreham to sell gas to Rosenthal. Shoreham filed an answer stating that no contractual relationship was ever entered into between Shoreham and Rosenthal, and that even if oral discussions occurred, such discussions would not be enforceable under the Texas Statute of Frauds prohibiting enforcement of certain oral contracts.

    While the Milam County action was still pending, Rosenthal filed an administrative action before the Texas Railway Commission. No decision has been rendered yet by the hearing officer. The Company is advised that the hearing officer can only require that Rosenthal be served by Shoreham through the Rockdale system and cannot award damages or penalties. Counsel to Shoreham continues to believe that an unfavorable outcome to Shoreham is unlikely under either the Milam County, Texas matter or the Texas Railway Commission administrative proceeding.

    CONSOLIDATED FUELS BANKRUPTCY. Shoreham filed a claim in the United States Bankruptcy Court in Dallas, Texas seeking to recover a joint venture receivable in the amount of $399,567 from Consolidated Fuels Corporation. The claim was allowed and $199,000 of the claim has been paid. The bankruptcy trustee is to make the remaining payments out of available cash flow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                       PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's common stock is traded in the over-the-counter market on the bulletin board section of NASDAQ. The bid prices shown reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

                   QUARTER ENDING      HIGH       LOW


                   May 31, 1994        $.50      $.375
                   August 31, 1994      .50       .375
                   November 30, 1994    .9375     .48
                   February 28, 1995    .80       .50

                   QUARTER ENDING      HIGH       LOW

                   May 31, 1995        $.6875     .4375
                   August 31, 1995      .75       .50
                   November 30, 1995    .625      .375
                   February 28, 1996    .50       .375

HOLDERS

    As of February 29, 1996, there are approximately 3,500 shareholders of the Company's Common Stock, Par Value $0.01.

DIVIDENDS

    There have been no dividends declared on the Company's Common Stock during the last two fiscal years. The Company is restricted from paying any dividends on its Common Stock unless all cumulative dividends on all outstanding series of preferred stock have been paid. As of February 29, 1996, the Company had met all preferred stock dividend requirements. The Company does not intend to pay dividends on its common stock in the near future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

    The following management's discussion and analysis contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document as a result of the risk factors set forth below in the section entitled "Factors Affecting Future Results" and elsewhere in this document.

RESULTS OF OPERATIONS

    The following table sets forth information for each of the years in the three-year period ended February 29, 1996:

                                             1996        1995        1994
                                             ----        ----        ----
Operating Revenues                         $13,156,721  $8,107,559  $8,345,937
Operating Margin                             3,689,156   1,876,471     631,949
Depreciation, Depletion and Amortization     1,089,916     345,528     106,251
General and Administrative Expense           2,491,405     979,026     283,655
Other Income (Expense)                        (166,526)     69,978     (21,947)
Net Earnings (Loss)                            (92,691)    575,258     216,096
Loss Applicable to Common Stock             (2,415,721)   (705,662)   (223,470)

YEAR ENDED FEBRUARY 29, 1996 COMPARED TO YEAR ENDED FEBRUARY 28, 1995.

    GENERAL. Natural gas prices as represented by the monthly NYMEX index prices were about 4% higher in fiscal 1996 as compared to fiscal 1995. A significant portion of the Company's properties and gas revenues are made based on monthly El Paso index prices which actually decreased $.12 per BTU or 8%. Both indexes reflected substantially lower prices from March 1995 to August 1995. Lower gas prices during the early months of the fiscal year resulted in a slowdown of producer rework and drilling activity which curtailed some expected volume increases on certain of the Company's systems. Natural gas prices rebounded strongly in late fall of 1995 and at February 29, 1996, were $2.34 for March deliveries which was $.92 higher than the previous year. Prices have remained steady during the first quarter of fiscal 1997 and were $2.36 for June 1996 deliveries. These higher gas prices have increased producer interest in maximizing production of natural gas through rework and new drilling activities.

    OPERATING REVENUES. Operating revenues increased $5.0 million or 62% over the prior year. The revenue increase was largely due to acquisitions made during fiscal 1996 and 1995. Revenues from gathering and delivery systems increased $2.3 million because of systems acquired throughout 1995. Distribution revenues from Fort Cobb Fuel Authority increased $1.2 million with the purchase of this utility in November 1994. Production revenue increased $1.0 million due to the acquisition of interests in the South Lake Arthur field in January 1996 and revenues generated from successful wells drilled during the current fiscal year. Revenues from systems acquired prior to March 1, 1994, declined 6% due to reductions in volumes on several systems.

    OPERATING MARGIN. Operating margins are defined as revenues less gas purchases, and operation and maintenance expense. Operating margins for fiscal 1996 increased by $1.8 million, almost double, over fiscal 1995 due almost entirely to acquisitions made during the period. Gathering system margins increased $.5 million primarily due to the addition of volumes on the Caddo System and other acquisitions in 1995. Distribution operating margins from Fort Cobb increased $.3 million due to the timing of the acquisition in November 1994. Production operating margins increased $.8 million due primarily to the acquisition of interests in the South Lake Arthur field in January 1996. Castex also drilled several successful wells in fiscal 1996. Other increases in operating margins from acquisitions were offset by higher operating expenses and reduced volumes transported by several gathering systems. Volumes and expenses on these systems are expected to return to normal levels in the second quarter of fiscal 1997.

    DEPRECIATION, DEPLETION & AMORTIZATION. Depreciation depletion and amortization increased $.7 million over fiscal 1995 due primarily to $400,000 of depletion of gas reserves acquired in January 1996 and increases due to gathering system assets acquired during fiscal 1995. Depletion related to production is approximately 50% of production revenues.

    GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses increased $1.5 million in fiscal 1996 over fiscal 1995. In January 1995, the Company acquired certain production properties and in connection therewith opened an operating office in Houston, Texas. This office is focusing on making larger acquisitions for the Company, owning and operating systems to avoid joint venture operating fees, developing gas producing prospects, and drilling low risk wells. In fiscal 1996, total general and administrative expenses of Gateway Pipeline Company and Castex were $896,000 compared to only $119,000 for the two months in fiscal 1995. These costs included start up costs, costs of pursuing several significant acquisitions which were not consummated, and costs to position the companies to operate properties. General and administrative expenses are not expected to increase in fiscal 1997 even though revenues may increase due to acquisitions.

    Administrative expenses at Fort Cobb increased $280,000 over fiscal 1995 due to including twelve months in 1996 as contrasted to four months in 1995.

    Corporate administrative expenses increased $429,000 over fiscal 1995. This increase was due primarily to fees paid to an investment advisory firm to assist the Company in obtaining institutional funds. In August 1994, the Company entered into a contract with an investment advisory firm to assist in obtaining a minimum of $15.0 million of institutional funds. The Company was unable to locate the somewhat narrowly defined qualified investment prospects and therefore was obligated to pay certain minimum annual financing fees in addition to monthly retainer fees of $313,000 which are included in expense. The contract was terminated in April 1996. Increases in professional fees (legal and accounting), salaries and wages and shareholder-related costs accounted for the balance of the increase. Legal and accounting fees continue to increase as the Company pursues larger and more complex transactions, especially those involving oil and gas production.

    OTHER INCOME (EXPENSE). The majority of the change in other income (expense) is related to interest expense which increased $272,000 over the previous year. This increase was due to $119,000 of expense associated with the credit facility used to acquire interests in the South Lake Arthur field and $153,000 for bridge loans necessary to acquire properties before funds from the Series N Preferred Stock Offering were available. The interest expense for bridge loans includes the issuance of common stock valued at $60,000 in consideration of commitment fees.

    NET EARNINGS (LOSS). The fiscal 1996 net loss of $93,000 represents a $668,000 decrease from fiscal 1995 net earnings. Although revenues and net operating margins increased significantly, this increase was offset primarily by higher general and administrative costs associated with the Company's Houston operations, fees paid to the investment advisory firm and increased interest expense.

    LOSS APPLICABLE TO COMMON STOCK. Net loss applicable to common stock increased $1.7 million over 1995 due to net earnings decreasing $668,000 and the provision for preferred dividends increasing $1.0 million. The increase in the provision for dividends is due to $842,000 of additional dividend payments resulting from additional preferred stock issuances in 1996 and 1995 and increased amortization of Series G offering costs of $200,000.

YEAR ENDED FEBRUARY 28, 1995 COMPARED TO FEBRUARY 28, 1994.

    GENERAL. Natural gas prices declined significantly in April 1994 and did not completely recover before year end. Although lower prices in the summer are expected, gas prices normally rebound in the fall and winter months as demand increases. However, three factors contributed to the soft prices for natural gas. First, the weather was unusually mild throughout the Midwest and Northeast with heating degree days about 85% of normal. Second, large amounts of gas available from storage depressed prices and third, increased export of gas from Canada to the lower United States. Lower gas prices affect the Company's revenues and earnings in two ways. First, substantially all of the gas purchased and resold is based on a percentage of various index prices. Therefore, the contribution to net margin is less when gas prices are lower. Second, lower gas prices resulted in some producers shutting in wells and other producers not drilling new wells or reworking old wells which actions directly affect volumes on the Company's systems.

    OPERATING REVENUES. Operating revenues decreased $238,000 or 3% from the prior year. Operating revenues increased from acquisitions made during fiscal 1995 and 1994 by $3,500,000. These increases from acquisitions were offset by a loss of revenue of $2,695,000 from a major customer and a reduction in revenue of $1,056,000 from a reduction in gathering system volumes. The combined net operating margin loss from these two customers was only $42,000 due to the low margins associated with these sales.

    OPERATING MARGIN. Net operating margins increased $1,244,000 due to margins from properties acquired during 1995 and 1994 of $1,059,000 and improved margins on additional gas connected to a system and a reduction in operating costs.

    DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased $239,000 due to acquisitions acquired during 1995 and 1994.

    GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses increased by $695,000 from 1994 to 1995. This increase was due to an increase in salaries, wages and employee benefits of $399,000 including $172,000 for entities which were acquired in fiscal 1995. Wages and salaries also reflect staff additions, including the chief financial officer in January 1994, merit and cost of living adjustments, and accruals for stock options and warrants granted.

    In fiscal 1995, the Company also paid outside consultants $106,000 to assist in finding properties for acquisition and to assist in the conversion of various series of preferred stock. All of these consulting agreements have been terminated. The Company also incurred costs of $21,000 in connection with prospective acquisitions which were not successful. These costs are included in general and administrative costs.

    In addition, the Company increased its efforts in reporting to stockholders and investors and published an annual report along with three quarterly reports and wrote off costs associated with a terminated potential public offering of $24,000.


    OTHER INCOME (EXPENSE). Other income (expense) increased $92,000 over the previous year. Interest income increased $54,000 due to higher invested balances from the proceeds of Series G Preferred Stock. Interest expense decreased $47,000 because bridge loans required in fiscal 1994 were not necessary because of the availability of Series G funds.

    NET EARNINGS (LOSS). Net earnings increased $359,000 to $575,000 as a result of the improvement in operating margins of $1.2 million offset by increased depreciation, depletion and amortization of $239,000 and general and administrative expenses of $695,000.

    LOSS APPLICABLE TO COMMON STOCK. The loss applicable to common stock increased $482,000 in fiscal 1995 to $706,000. An increase in net earnings of $359,000 was offset by $597,000 of additional preferred stock dividends paid as a result of additional preferred stock issuances during 1995 and 1994 and $244,000 of additional amortization of Series G offering costs included in the provision for preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

    During 1996 and 1995, the Company generated net cash flows from operating activities of $637,000 and $460,000 respectively. The Company utilized the net cash flows from operating activities plus proceeds from the sale of non-core properties, payments of notes receivables, an operating bridge loan and dividend reserves from Series G and N Preferred Stock and a portion of a subsidiary's preferred stock to meet its dividend obligations of $1.8 million in fiscal 1996 and $1.0 million in fiscal 1995.

    During fiscal 1996, the Company raised $3,902,000 from the sale of Series N Preferred Stock, $1,225,000 from acquisition bridge loans and $9.5 million through a $15.0 million credit facility from Bank of America. This credit facility is available to Castex Energy 1995, L.P., a limited partnership in which the Company and its subsidiaries own a 71% interest, to purchase oil and gas reserves in Louisiana.

    The Company used the proceeds of the above financings to invest $2.8 million in natural gas gathering and delivery systems and $10.7 million in oil and gas reserves and producing wells. At February 29, 1996, the Company had $1,385,000 of funds available for future acquisitions or to repay outstanding bridge loans.

    As of February 29, 1996, the Company has a working capital deficit of $1.3 million which includes bridge loans and an acquisition line of credit totalling $1.4 million. The bridge loans and line of credit are expected to be refinanced or repaid by the use of cash escrowed for acquisitions, by the additional issuance of Series N Preferred Stock through May 31, 1996, and the issuance of $750,000 of Series P Preferred Stock.

    Subsequent to year end, the Company purchased Venture Resources, Inc. for $1.3 million which was funded by the issuance of additional Series N Preferred Stock and bridge loans. Castex

Energy 1995, L.P. purchased additional interests in the South Lake Arthur field for $3.3 million using the credit facility.

    Prospectively, the Company anticipates that cash flows from operating activities after meeting debt service requirements related to long-term debt will not be sufficient to fund all of its preferred stock dividend requirements. The Company is currently evaluating its alternatives which include issuing additional common equity, reducing preferred stock dividends through conversion of a portion of the preferred stock, improving the operating performance of its systems and properties and refinancing or extending the maturity dates of the acquisition line of credit and bridge loans. The Company believes a combination of the above will permit the Company to meets its preferred dividend requirements. Alternatively, the Company has the option to suspend the payment of dividends on all series of preferred stock, except Series G, without default.

FACTORS AFFECTING FUTURE RESULTS

    As described in Item 1 above, approximately 85% of the Company's gathering and processing revenues are received under "back to back" contracts where the Company, or its joint venture partners, purchase gas at the wellhead, transport the gas and sell it to one or more customers. Accordingly, a substantial majority of the Company's revenues are affected by the price of natural gas. During times where warm winter weather conditions prevail, manufacturing needs are down or the supply of natural gas in the market is up, prices will be lower and the Company's revenues will be adversely effected. Additionally, approximately 41% of the Company's properties are managed by joint venture partners or other third parties. The ability of such parties to manage the properties efficiently effects operating costs and therefore the revenues that flow through to the Company.

    Over the next twelve to eighteen months, the Company also needs to generate additional capital to continue to make payment of preferred stock dividends. As discussed above under "Liquidity and Capital Resources", the Company believes that it has sources and methods to obtain such capital resources. There can be no assurances, however, that the Company will be successful in any or all of these activities. The state of the natural gas market, the general economic and stock market conditions and the long-term investment value of the Company's operating properties will have a significant impact upon the Company's ability to raise capital and generate funds.

    The ability of the holders of common stock of the Company to derive long-term value for their investment is dependent upon the profitable operation of the Company's properties, the long-term investment value of the Company's properties, and the ultimate ability of the Company to cause the redemption or conversion of a substantial portion of the outstanding preferred stock. The ability of the Company to derive such long term value for the holders of the common stock is dependent upon a number of factors, many of which are outside of the control of the Company, including the ability of third parties to operate the Company's properties efficiently and profitably, continued strong demand for natural gas, new natural gas wells drilled and adequate reserves for existing wells within the purview of the Company's gathering system properties, the ability of the third party operators to secure new gas supply and distribution contracts on profitable terms, the availability of new properties at prices that make profitable operation possible and the availability of appropriately-priced financing to secure new properties.

ITEM 7.  FINANCIAL STATEMENTS

    Report of Independent Certified Public Accountants
      as of February 29, 1996 and February 28, 1995
      and for the years then ended . . . . . . . . . . . . . . . . .      F-1

    Consolidated Balance Sheets as of
      February 29, 1996 and February 28, 1995. . . . . . . . . . . .      F-2

    Consolidated Statements of Operations for the years
      ended February 29, 1996 and February 28, 1995. . . . . . . . .      F-4

    Consolidated Statement of Stockholders' Equity for the years
      ended February 29, 1996 and February 28, 1995. . . . . . . . .      F-5

    Consolidated Statements of Cash Flows for the years
      ended February 29, 1996 and February 28, 1995. . . . . . . . .      F-6

    Notes to Consolidated Financial Statements . . . . . . . . . . .      F-8

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

    Not applicable.

                                       PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

    The names and ages of the directors as of February 29, 1996, are set forth below. All directors serve until the next annual stockholder meeting.

              NAME                     AGE       DIRECTOR SINCE
              ----                     ---       --------------
              Donald L. Anderson       64        February 1993
              John B. Ewing            74        June 1988
              Charles A. Holtgraves    31        June 1988
              L. J. Horbach            54        January 1990
              James W. Vickers*        67        February 1993

    *Mr. Vickers resigned as a director effective April 1, 1996.

    Officers of the Company serve for a one-year term. The names and ages of officers are listed below.

NAME               AGE       POSITION                      OFFICER SINCE
- ----               ---       --------                      -------------
L. J. Horbach      54        Chairman of the Board,        June 1990
                             President and Chief
                             Executive Officer

Neil A. Fortkamp   50        Executive Vice President,     January 1994
                             Treasurer and Chief
                             Operating Officer

Donald L. Anderson 64        Vice President and Secretary  September 1992

Roger L. Pfeifer   47        Assistant Secretary           October 1993

    L. J. HORBACH has been a director of the Company since January 1990 and Chairman of the Board, President and Chief Executive Officer since June 1990. For the past five years Mr. Horbach has also been associated with L. J. Horbach & Associates, a firm specializing in reorganizations and financial consulting. Mr. Horbach is currently a director of Regency Affiliates, Inc., a public company, and Templeton Savings Bank.

    NEIL A. FORTKAMP was appointed Vice President, Treasurer, and Chief Financial Officer in January 1994 and Executive Vice President and Chief Operating Officer in November 1995. Mr. Fortkamp was president of Data Duplicating Corporation, a software manufacturing company, from August 1991 to January 1994. From 1989 to 1991 he was Vice President and Treasurer of KVI Associates, a real estate development company. Mr. Fortkamp currently serves as a director of Data Duplicating Corporation.

    DONALD L. ANDERSON has served on the Board since February 1993 and has been a Vice President since September 1992. Mr. Anderson has been involved in investment banking activities for over 30 years and has significant experience in the energy business. For the past five years Mr. Anderson has served as a private consultant to the investment banking industry and is affiliated with Pipeline Capital, Inc.

    JAMES W. VICKERS has been a director of the Company since February 1993. For the past five years he has been a consultant to several oil and gas companies and is also very active in several charitable and philanthropic endeavors. Previous to that time Mr. Vickers was an officer and director of Vickers Petroleum Company, Inc., a director of the Marketing Division of the American Petroleum Institute, and a member of the Young Presidents Organization. Mr. Vickers resigned as a director of the Company for personal reasons on April 1, 1996.

    JOHN B. EWING has been a director since June 1988. For the past five years Mr. Ewing has been an attorney in private practice.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors, and 10% stockholders are also required by the SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Charles A. Holtgraves, a Director of the Company, failed to timely file two Form 4 ownership reports involving two transactions.

ITEM 10.  EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE. Individual executive officer compensation for the fiscal year ended February 29, 1996, included base salary, bonuses based upon financial objectives accomplished for the year ended February 28, 1995, certain expense allowances provided by the Company and matching contributions of the Company to its 401(k) savings plan. As of February 29, 1996, the Company had no bonus or long-term incentive programs in effect and no bonuses were payable for the year then ended. The following Summary Compensation Table includes compensation paid in cash and notes.


- ----------------------------------------------------------------------------------------------------------
                                                                                LONG-TERM
                                           ANNUAL COMPENSATION                 COMPENSATION
                                                                                SECURITIES
                                                                                UNDERLYING
                                                                               OPTIONS/SARS
                                                                                    (#)
                             ---------------------------------------------

NAME AND PRINCIPAL POSITION    YEAR    SALARY ($)      OTHER     BONUS
                                                        ($)       ($)
- ----------------------------------------------------------------------------------------------------------
Larry J. Horbach,
President and Chief
Executive Officer              1994   $ 65,000           0         0                  0
                               1995     95,933        11,264       0           175,000 shares (1)
                               1996    108,137         9,422    10,617
- ----------------------------------------------------------------------------------------------------------
Neil A. Fortkamp, Executive    1994     10,833 (3)       0         0                  0
Vice President and Chief       1995     66,667         5,486       0           162,500 shares (1)(2)
Operating Officer              1996     76,250         7,200     8,009
- ----------------------------------------------------------------------------------------------------------


(1) On December 1, 1994, Messrs. Horbach and Fortkamp were granted incentive stock options coupled with tandem stock appreciation rights under the Company's 1994 Incentive and Nonqualified Stock Option Plan. Messrs. Horbach and Fortkamp were granted options and tandem stock appreciation rights on 175,000 shares and 150,000 shares, respectively, each at an exercise price of $0.25 per share. The options vest at the rate of 50% per year commencing December 1, 1994. Under the stock appreciation rights, holders may exercise such SARs for cash, common stock or any combination thereof in an amount equal to the difference between the market price of the Company's common stock on the date of exercise and the option price at the date of grant. Mr. Fortkamp also received warrants to purchase 12,500 shares of common stock. See Footnote 2 below.

(2) As a part of 1995 compensation to Company employees, Mr. Fortkamp received warrants to purchase 12,500 shares of Company common stock exercisable at $0.16 per share through February 28, 2000.

(3) Mr. Fortkamp joined the Company on January 3, 1994.

    OPTION/SAR GRANTS IN LAST FISCAL YEAR. The Company made no grants of stock options or stock appreciation rights during the year ended February 29, 1996.

    AGGREGATE OPTION/SARS EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES. No executive officers exercised options during the fiscal year ended February 29, 1996. The following table sets forth the year-end value of unexercised options/SARs for officers of the Company:



- -------------------------------------------------------------------------------------------------
                              NUMBER OF SECURITIES             VALUE (1) OF UNEXERCISED IN-THE-
                             UNDERLYING UNEXERCISED               MONEY OPTIONS/SARS AT YEAR-
                         OPTIONS/SARS AT YEAR-END:  (#)                    END:  ($)
       NAME                EXERCISABLE/UNEXERCISABLE                EXERCISABLE/UNEXERCISABLE
- -------------------------------------------------------------------------------------------------
Larry J. Horbach                    0/175,000                              0/$27,300
- -------------------------------------------------------------------------------------------------
Neil A. Fortkamp (2)                0/150,000                              0/$23,400
- -------------------------------------------------------------------------------------------------


(1) The value of unexercised, in-the-money options has been calculated by determining the difference between the fair market value of the Company's common stock on February 29, 1996 and the exercise price of the options, multiplied by the number of options held.

(2) Mr. Fortkamp also received warrants to purchase 12,500 shares of Company common stock as described in Footnote 2 to the Summary Compensation Table.

    DIRECTOR COMPENSATION. Directors who are not officers receive $500 per day for Board and committee meetings attended plus expenses of meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The table below sets forth the persons who are known to the Company to be beneficial owners of more than five percent (5%) of the Company's voting common stock.

- --------------------------------------------------------------------------------
                  NAME AND ADDRESS OF     AMOUNT AND NATURE OF
TITLE OF CLASS     BENEFICIAL OWNER        BENEFICIAL OWNER     PERCENT OF CLASS
- --------------------------------------------------------------------------------
Common Stock    Harry N. and Betty Davis      1,477,747                5.48%
                3760 Martin Road
                Smithville, MO 64089
- --------------------------------------------------------------------------------
Common Stock    John J. Buterin               1,513,570                5.61%
                P.O. Box 375
                Mission, KS  66201
- --------------------------------------------------------------------------------

    (b) SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth information concerning the shares of Common and Preferred Stock beneficially owned by (i) each director of the Company; (ii) each of the executive officers of the Company; and (iii) all directors and executives as a group.


- --------------------------------------------------------------------------------
                 NAME AND ADDRESS OF     AMOUNT AND NATURE OF
TITLE OF CLASS     BENEFICIAL OWNER        BENEFICIAL OWNER     PERCENT OF CLASS
- --------------------------------------------------------------------------------
Common Stock     L. J. Horbach                 615,116                2.28%
                 10842 Old Mill Road #5
                 Omaha, NE 68154
- --------------------------------------------------------------------------------
Common Stock     Neil A. Fortkamp               37,500                 .14%
                 13011 Lafayette Avenue
                 Omaha, NE 68154
- --------------------------------------------------------------------------------
Common Stock     Charles A. Holtgraves       1,297,500                4.81%
                 6510 Indian Lane
                 Mission Hills, KS 66208
- --------------------------------------------------------------------------------
Common Stock     Donald L. Anderson            449,064                1.66%
                 48-505 Via Encanto
                 La Quinta, CA 92253
- --------------------------------------------------------------------------------
Common Stock     James W. Vickers              402,065                1.49%
                 75-650 Alta Mira
                 Indian Wells, CA 92210
- --------------------------------------------------------------------------------
Common Stock     John B. Ewing, Jr.            144,000                 .53%
                 1621 Bay Point Court
                 Sarasota, FL 34236
- --------------------------------------------------------------------------------
All executive officers and directors
as a group                                   2,945,245               10.92%

- --------------------------------------------------------------------------------
                   NAME AND ADDRESS OF    AMOUNT AND NATURE OF
TITLE OF CLASS       BENEFICIAL OWNER       BENEFICIAL OWNER    PERCENT OF CLASS
- --------------------------------------------------------------------------------
Preferred Stocks
  Series B        Charles A. Holtgraves           2.5            .14%
                  John B. Ewing, Jr.             25.0           1.45%
  Series L,M,K,J  Charles A. Holtgraves          10.0            .44%
  Series C        Donald L. Anderson             56.25           100%
                  James W. Vickers               56.25           100%
- --------------------------------------------------------------------------------
All executive officers and directors as a group:
     Series B                                    27.5           1.59%
     Series K                                    10.0            .44%
     Series C                                    56.25           100%
- --------------------------------------------------------------------------------

    (c)  CHANGES IN CONTROL.  None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In fiscal year 1992, the Company entered into an agreement, as amended February 28, 1993, and October 28, 1994, with Pipeline Capital, Inc. ("PCI") whereby PCI, through a sponsorship arrangement, was to raise up to $50,000,000 for the Company over a five-year period through arranging private placements and public offerings of the Company's securities. Under the Agreement, PCI received a commission and finder's fees for properties acquired by the Company. PCI was also issued common stock for successful efforts in raising funds used to purchase the operating properties. To date, $18,595,000 of capital has been raised.

    In addition, PCI will receive an Exit Amount upon expiration of the sponsorship agreement to be based on fifty percent (50%) of the fair market value of the properties acquired during the period plus 10% of defined net operating income of the properties to the extent such Exit Amount exceeds finder's fees and commissions paid to PCI. a portion of such 10% amounts have been advanced to PCI. The Exit Amount due PCI has been evidenced by the Series C Preferred Stock which can only be issued to PCI. Upon payment of the Exit Amount, the agreement provides that the Series C Preferred Stock will be returned to the Company and canceled.

    Donald L. Anderson and James W. Vickers, directors and shareholders of the Company, are shareholders of PCI. Each has a one-third interest in the capital and in all profits and losses of PCI. The following table sets forth the cash payments, excluding amounts with respect to the 10% net operating income and stock issued to PCI during the periods indicated:

                    2/28/94           2/28/95              2/28/96
                   -------------------------------------------------------
Cash               $323,000          $630,000              $231,400
Common Stock        232,445 shares    490,000 shares        120,000 shares
Series C Preferred     18.0 shares       9.75 shares              0 shares

    In addition, as of May 6, 1996, the Company had advanced $278,728 to PCI. The amount bears interest at 7% (and was due not later than February 20, 1999). To the extent that the Exit Amount as described above is paid to PCI, all remaining principal and interest on the advances will be deducted from such amounts payable.

    Over the past year, disagreements had arisen between the Company and PCI as to the proper method of determining the fair market value of the Company's properties for purposes of determining the Exit Amount. The agreement, its various amendments and other correspondence and documents between the parties provided a basis for widely varying interpretations of how to calculate the Exit Amount. PCI's position was that the Exit Amount was equal to the greater of 50% of the fair market value of the properties less any indebtedness against the properties, or the total of the commissions, finder's fees advances and common stock paid to PCI. The position of the Company was that the Exit Amount was based upon the after tax proceeds upon a sale, or assumed sale, of the properties, reduced by all commissions, finder's fees, expense advances and the value of any common stock received by PCI during the term of the agreement. Further, concerns had also arisen about the continued involvement of PCI in obtaining capital and securing properties in light of changes in the Company's operations.

    As a result of the ongoing disagreements, the Company and PCI determined to terminate all prior agreements and the parties entered into a Settlement and Purchase Agreement effective May 6, 1996. The Settlement and Purchase Agreement provides as follows:

    - The Company repurchased the 56.25 shares of Series C Preferred Stock owned by PCI, representing its right to receive the Exit Amount and the 10% interest in defined net operating cash flows for $480,000 represented by a promissory note requiring payments of $10,000 per month commencing July 1, 1996 and ending June 1, 2000. The Company may, at its option, prepay all of the note at a discount rate of 8%.

    - PCI executed a new promissory note in the amount of $278,728 plus interest at 7% per annum representing all advances to PCI to date. All principal and interest on this note will be offset against the amounts which are payable to PCI upon a "Payment Event" under the Series O Preferred Stock, described below.

    - The Company issued to PCI one share of its Series O Preferred Stock which is non-voting and has no dividend rights. Upon the following described events, the following payments will be made to PCI:

              A. In the event of the merger of the Company where it is not the surviving corporation, the sale of all, or substantially all, of its assets or the sale or exchange of a majority or more of the outstanding common stock, PCI shall be entitled to receive 10% of the consideration paid in the transaction.

              B. In the event of the liquidation and dissolution of the Company after payment of all debts and obligations senior to the Series O Stock and any distributions required to be made to the holders of the Series G Preferred Stock, PCI shall receive a payment equal to 10% of the remaining assets of the Company.

              C. If neither of the events described in A or B above have occurred by July 1, 2000, the Company and PCI will agree upon an investment banking or appraisal firm to value the Company and PCI shall receive an amount equal to 10% of the fair market value appraisal. The Company must pay $250,000 at closing, any remaining balance up to $500,000 within twelve (12) months after closing, and if there is any remaining balance, half will be paid within eighteen (18) months of closing and the remaining half will be paid within twenty-four (24) months of closing. Any balances bear interest at the rate of 8% per annum.

              In the event the Company pays less than $5,000 on any monthly payment under the $480,000 promissory note described above and has failed to pay any remaining amount within thirty (30) days, PCI may either accelerate all remaining payments under the note or shall have a one time right to increase the 10% amounts described in subparagraphs A, B and C above to 20%. Each of the events in subparagraph A, B and C above constitute a Payment Event and all principal and interest remaining due under the $278,728 PCI note shall be offset against those amounts.

    - The Company has entered into an Employment Agreement with Donald L. Anderson to employ him as Vice President-Shareholder Relations until July 1, 2000 unless the Agreement is otherwise terminated. Mr. Anderson shall receive compensation of $6,000 per month. In the event the employment is terminated as a result of Mr. Anderson's death or permanent disability or because of a sale of change of control of the Company, Mr. Anderson or his estate shall be entitled to all remaining salary under the Agreement reduced to present value at a discount rate equal to 8%.


    - The Company has agreed to consider on a property-by-property basis, engaging PCI to act as a finder and complete all reasonable and necessary due diligence on future property acquisitions and to pay to PCI a so-called Lehman formula (5-4-3-2-1) fee on all such properties actually acquired.

OTHER TRANSACTIONS

    As of February 29, 1996, the Company owed Mr. Horbach $17,129 which was the amount remaining on a Promissory Note issued in 1992. During fiscal years 1995 and 1996, the Company paid Donald L. Anderson $27,000 and $15,100 respectively, plus 1,190 shares of common stock in fiscal 1995 as fees for administrative services performed in connection with private placement of the Company's securities.

    Effective January 1, 1995, Gateway Pipeline Company, ("GPC"), a subsidiary of the Company, acquired all of the common stock of Castex Energy, Inc., a Houston based exploration production company. Cash payments of $267,000, notes payable totaling $243,500, 200,000 shares of Company common stock and 5,000 shares of GPC common stock were paid or issued, respectively, to the sellers who are now executive officers and/or directors of GPC.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS

         Exhibit 11 - Statement Regarding Computation of Per Share Earnings

         Exhibit 21 - Subsidiaries

         Exhibit 27 - Financial Data Schedule

    (B)  REPORTS ON FORM 8-K

         (1)  Form 8-K-Item 2, Acquisition of Assets, February 7, 1996.

         (2)  Form 8-K/A1-Item 2, Acquisition of Assets, April 5, 1996.

              Audited Statements of Revenue and Direct Operating Expenses of Certain Acquired Property Interests of Castex Energy 1995, L.P.

              Pro Forma Balance Sheet as of November 30, 1995.

              Pro Forma Statement of Operations for the Nine Months Ended November 30, 1995.

                               FINANCIAL STATEMENTS AND
                                REPORT OF INDEPENDENT
                             CERTIFIED PUBLIC ACCOUNTANTS

                              GATEWAY ENERGY CORPORATION
                                   AND SUBSIDIARIES

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Gateway Energy Corporation

We have audited the accompanying consolidated balance sheets of Gateway Energy Corporation (a Delaware corporation) and subsidiaries as of February 29, 1996 and February 28, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway Energy Corporation and subsidiaries as of February 29, 1996 and February 28, 1995, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP


Lincoln, Nebraska
June 10, 1996

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS



    ASSETS                                                     February 29,   February 28,
                                                                  1996           1995
                                                              -------------  -------------

CURRENT ASSETS
 Cash and cash equivalents                                    $  1,572,549   $    337,897
 Restricted cash                                                   148,055        258,240
 Trade accounts receivable, less allowance for
   doubtful accounts of $34,410 in 1996
   and $16,680 in 1995                                           4,041,807      2,623,799
 Note receivable                                                   -              150,000
 Inventories                                                        71,193         23,546
 Prepaid expenses and other assets                                  92,441         26,415
                                                              ------------   ------------
   Total current assets                                          5,926,045      3,419,897
                                                              ------------   ------------

PROPERTY AND EQUIPMENT - AT COST
 Oil and gas properties, using full cost accounting             11,813,937        662,498
 Gas gathering, processing and transportation                   11,678,483      9,625,928
 Office furniture and other equipment                              435,391        158,195
                                                              ------------   ------------
                                                                23,927,811     10,446,621
   Less accumulated depreciation, depletion
     and amortization                                            1,538,198        490,667
                                                              ------------   ------------
                                                                22,389,613      9,955,954
                                                              ------------   ------------

OTHER ASSETS
 Cash escrowed for acquisitions                                    657,704        858,815
 Note receivable - related party                                   278,728        168,268
 Other                                                             469,085        253,375
                                                              ------------   ------------
                                                                 1,405,517      1,280,458
                                                              ------------   ------------



                                                              $ 29,721,175   $ 14,656,309
                                                              ------------   ------------
                                                              ------------   ------------


                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES


    LIABILITIES                                                February 29,   February 28,
                                                                  1996           1995
                                                              -------------  -------------

CURRENT LIABILITIES
 Notes payable                                                $  1,389,986   $     -
 Note payable to officer                                            17,129         41,775
 Current maturities of long-term debt                            1,606,687         52,341
 Accounts payable                                                3,622,402      2,161,908
 Accrued expenses and other liabilities                            360,453        247,899
 Preferred dividends payable                                       225,102        205,912
                                                              ------------   ------------
   Total current liabilities                                     7,221,759      2,709,835
                                                              ------------   ------------

Long-term debt, less current maturities                          8,094,985        191,159

Minority interests                                               1,029,661        138,108

Preferred stock of subsidiary (liquidation value
 of $537,500 at February 29, 1996)                                 470,519        -

Mandatory redeemable preferred stock (liquidation
 value of $9,749,150 at February 29, 1996)                       8,335,486      8,133,944

STOCKHOLDERS' EQUITY
 Preferred stock (liquidation value of $7,905,000 at
   February 29, 1996)                                                7,905          4,040
 Common stock - authorized, 30,000,000 shares
   of $.01 par value; issued and outstanding,
   26,976,149 shares in 1996 and 25,735,781
   shares in 1995                                                  269,761        257,358
 Additional paid-in capital                                      9,275,647      6,247,786
 Accumulated deficit                                            (4,984,548)    (3,025,921)
                                                              ------------   ------------
                                                                 4,568,765      3,483,263
                                                              ------------   ------------
                                                              $ 29,721,175   $ 14,656,309
                                                              ------------   ------------
                                                              ------------   ------------



           The accompanying notes are an integral part of these statements.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year ended
                                                               ---------------------------
                                                               February 29,   February 28,
                                                                  1996           1995
                                                               ------------  -------------

Operating revenues
 Natural gas and oil sales                                     $11,357,383    $ 7,431,703
 Transportation                                                  1,647,266        675,856
 Other                                                             152,072        -
                                                               -----------    -----------
                                                                13,156,721      8,107,559
                                                               -----------    -----------

Operating costs and expenses
 Cost of natural gas purchased                                   7,113,486      4,919,655
 Operation and maintenance                                       2,354,079      1,311,433
 Depreciation, depletion and amortization                        1,089,916        345,528
 General and administrative                                      2,491,405        979,026
                                                               -----------    -----------
                                                                13,048,886      7,555,642
                                                               -----------    -----------
   Operating profit                                                107,835        551,917
                                                               -----------    -----------

Other income (expense)
 Gain on sale of property and equipment                             47,977        -
 Interest income                                                    77,939         64,593
 Interest expense                                                 (285,290)       (12,631)
 Other expense                                                     (14,623)       -
 Minority interests                                                  7,471         18,016
                                                               -----------    -----------
                                                                  (166,526)        69,978
                                                               -----------    -----------
   Earnings (loss) before income taxes                             (58,691)       621,895

Income taxes                                                        34,000         46,637
                                                               -----------    -----------

   NET EARNINGS (LOSS)                                             (92,691)       575,258

Provision for preferred dividends                                2,323,030      1,280,920
                                                               -----------    -----------
   Loss applicable to common stock                             $(2,415,721)   $  (705,662)
                                                               -----------    -----------
                                                               -----------    -----------

Loss per common share                                          $      (.09)   $      (.03)
                                                               -----------    -----------
                                                               -----------    -----------

Weighted average common shares outstanding                      26,152,882     21,214,479
                                                               -----------    -----------
                                                               -----------    -----------


           The accompanying notes are an integral part of these statements.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 YEARS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

                                                                 Common stock            Additional
                                             Preferred     -------------------------      paid-in       Accumulated
                                               stock         Shares          Amount       capital         deficit         Total
                                            ----------     ----------     ----------     ----------    ------------    -----------

Balance at March 1, 1994                    $2,963,419     17,339,740       $173,397     $2,090,291    $(2,577,001)    $ 2,650,106
Issuance of stock for cash and
 services (net of issuance costs
 of $62,303)                                   684,836      4,227,041         42,271        554,204        -             1,281,311
Issuance of stock for acquisition              -              200,000          2,000         48,000        -                50,000
Issuance of stock for preferred
 stock of subsidiary                           172,780        100,000          1,000         (1,000)       -               172,780
Amortization of issue costs on
 mandatory redeemable preferred
 stock                                         -              -              -             (256,742)       -              (256,742)
Compensation under stock award
 plans                                         -              -              -               21,728        -                21,728
Preferred stock dividends                      -               52,000            520         12,480     (1,024,178)     (1,011,178)
Preferred stock conversions and
 changes in par values                      (3,816,995)     3,817,000         38,170      3,778,825        -               -
Net earnings                                   -              -              -              -              575,258         575,258
                                            ----------     ----------     ----------     ----------    -----------     -----------
Balance at February 28, 1995                     4,040     25,735,781        257,358      6,247,786     (3,025,921)      3,483,263
Issuance of stock for cash and
 services (net of issuance costs
 of $707,476)                                    3,902        611,650          6,116      3,319,244        -             3,329,262
Amortization of issue costs on
 mandatory redeemable preferred
 stock                                         -              -              -             (457,094)       -              (457,094)
Compensation under stock award
 plans                                         -              -              -               34,804        -                34,804
Preferred stock dividends                      -              -              -              -           (1,865,936)     (1,865,936)
Preferred stock conversions                        (37)       628,718          6,287        130,907        -               137,157
Net loss                                       -              -              -                             (92,691)        (92,691)
                                            ----------     ----------     ----------     ----------    -----------     -----------
Balance at February 29, 1996                $    7,905     26,976,149     $  269,761     $9,275,647    $(4,984,548)    $ 4,568,765
                                            ----------     ----------     ----------     ----------    -----------     -----------
                                            ----------     ----------     ----------     ----------    -----------     -----------


            The accompanying notes are an integral part of this statement.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year ended
                                                               ---------------------------
                                                               February 29,   February 28,
                                                                  1996           1995
                                                               ------------  -------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS

Cash flows from operating activities
 Net earnings (loss)                                           $   (92,691)   $   575,258
 Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities
   Provision for losses on accounts receivable                      26,378         17,176
   Depreciation, depletion and amortization                      1,089,916        345,528
   Gain on sale of property and equipment                          (47,977)          -
   Amortization of deferred income                                 (32,199)       (42,932)
   Compensation accrued under stock award plans                     34,804         21,728
   Stock issued for interest, fees and services                    110,121           -
   Minority interests in net losses of subsidiaries                 (7,471)       (18,016)
   Other                                                              -             9,148

   Increase (decrease) in cash and cash
     equivalents, net of businesses acquired,
     resulting from changes in:
       Trade accounts receivable                                (1,444,386)    (1,354,866)
       Inventories                                                 (47,647)       (23,546)
       Prepaid expenses and other current assets                   (66,026)         8,178
       Accounts payable                                            969,580        814,390
       Accrued expenses and other liabilities                      144,753        107,920
                                                               -----------    -----------
         Net cash provided by operating activities                 637,155        459,966
                                                               -----------    -----------

Cash flows from investing activities
 Capital expenditures                                           (1,909,099)    (1,352,434)
 Proceeds from sale of property and equipment                      228,416           -
 Acquisitions of businesses, net of cash acquired
    of $128,337 in 1995                                        (11,097,579)    (6,136,839)
 Advances on notes receivable                                     (110,460)      (230,782)
 Payments on notes receivable                                      150,000           -
 Other                                                            (199,710)      (116,692)
                                                               -----------    -----------
         Net cash used in investing activities                 (12,938,432)    (7,836,747)
                                                               -----------    -----------

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                                                                       Year ended
                                                               ---------------------------
                                                               February 29,   February 28,
                                                                  1996           1995
                                                               ------------  -------------

Cash flows from financing activities
 Decrease in restricted and escrowed cash                      $   311,296    $    48,232
 Proceeds from borrowings                                       11,389,986           -
 Payments on borrowings                                           (461,000)          -
 Payments on note payable to officer                               (24,646)       (30,778)
 Proceeds from sale of preferred stock                           3,620,865      7,936,468
 Retirement of preferred stock                                     (95,850)          -
 Proceeds from issuance of common stock                               -           188,000
 Preferred dividends paid                                       (1,876,699)      (959,664)
 Minority shareholder contributions                                671,977           -
                                                               -----------    -----------
         Net cash provided by financing activities              13,535,929      7,182,258
                                                               -----------    -----------

Net change in cash and cash equivalents                          1,234,652       (194,523)
Cash and cash equivalents at beginning of year                     337,897        532,420
                                                               -----------    -----------
Cash and cash equivalents at end of year                       $ 1,572,549    $   337,897
                                                               -----------    -----------
                                                               -----------    -----------



           The accompanying notes are an integral part of these statements.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

    1.   PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS

    The consolidated financial statements include the accounts of Gateway Energy Corporation ("GEC" - formerly Gateway Gathering Systems, Inc.), its joint venture investments, its majority owned subsidiaries, Gateway Pipeline Company ("GPC"), Fort Cobb Oklahoma Irrigation Fuel Authority L.L.C. ("Fort Cobb"), Shoreham Gathering Company ("SGC" - newly formed in fiscal 1996), Castex Energy, Inc. ("CEI" - formerly a wholly-owned subsidiary of GPC - see below), Castex Energy 1995, L.P. ("Castex LP" - newly formed in fiscal 1996 - see below) and wholly-owned Ozark Natural Gas Company ("Ozark" - acquired in 1996), all collectively referred to as the "Company". The Company's investments in its joint ventures are accounted for using the proportional consolidation method. All significant intercompany transactions have been eliminated in consolidation.

    In December 1995, GPC distributed 100% of its wholly-owned subsidiary, CEI, to its shareholders. Concurrently, CEI formed a new limited partnership, Castex LP, which is 5% owned by CEI and 66% owned by GEC, with the remaining minority interests owned by certain officers of CEI and other individuals. Castex LP was formed for the purpose of acquiring ownership interests in oil and gas producing properties located in the South Lake Arthur field. CEI also issued additional shares to certain of its officers for services associated with the acquisition effective February 29, 1996. As a result of the GPC distribution and issuance of additional shares of CEI, GEC's ownership of CEI was reduced to 60% at March 1, 1996.

    The Company purchases, develops, owns, and operates natural gas gathering pipeline systems and processing plants and related facilities in the Gulf Coast and Southwestern states of Texas, New Mexico, Oklahoma and Louisiana, both internally and through joint ventures with industry partners. In addition, the Company operates a local natural gas distribution company in Oklahoma and conducts oil and gas exploration and production activities, primarily in Louisiana.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    2.   PROPERTY AND EQUIPMENT

    The Company accounts for its investment in oil and gas producing activities using the full cost method of accounting. Under this method of accounting, all costs, including indirect costs related to exploration and development activities, are capitalized as oil and gas property costs. These costs, and estimated future development costs, are accumulated in a single cost center and are amortized on an equivalent unit-of-production basis using total estimated proved oil and gas reserves. No gains or losses are recognized on the sale or disposition of oil and gas reserves, except for sales which include a significant portion of the total remaining reserves.

    Property and equipment, other than oil and gas properties, are stated at cost, including capitalization of interest cost on funds used to finance major pipeline projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of the asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over estimated useful lives of 15 to 30 years for pipeline systems, gas plant and processing equipment and over 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any gain or loss is credited to or charged against operations.

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount. The Company has elected early adoption of Statement No. 121 and, based on presently available estimates and current circumstances, has determined that no impairment loss should be recognized at February 29, 1996.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    3.   CASH EQUIVALENTS

    For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

    4.   INCOME TAXES

    Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates in effect when these differences reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that they will not be realized. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

    5.   GAS BALANCING

    The Company uses the sales (cash) method of accounting for gas imbalances. Under the sales method the Company recognizes revenue on the amount of gas sold to purchasers, which may differ from the amount the Company is entitled based on its working interest. A liability is recognized for overproduction only when the estimated reserves on a property are not sufficient to repay the overproduction quantities "in-kind". Gas imbalances at February 29, 1996 are as follows:

                                            MCF            Amount
                                            ---            ------

         Total overproduction             119,116        $ 220,365
         Total underproduction           (151,274)        (279,857)
                                       ----------       ----------
         Total net underproduction        (32,158)      $  (59,492)
                                       ----------       ----------
                                       ----------       ----------

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

 NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    6.   EARNINGS PER COMMON SHARE

    Earnings per common share are based upon the average number of shares outstanding during each period after giving effect to dividend requirements of the various preferred stock issues and shares issuable upon exercise of outstanding stock options and warrants in periods in which such options and warrants have a dilutive effect. The fully diluted per share computation reflects the effect of common shares issuable upon the conversion of preferred stock in periods in which such exercise would cause dilution.
    For 1996 and 1995, the loss per common share, assuming full dilution, is considered to be the same as primary since the effect of the common stock equivalents and other potentially dilutive securities would be antidilutive.

    7.   USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - LIQUIDITY CONSIDERATIONS

    The Company is highly leveraged, with approximately $17,800,000 in long-term debt and mandatory redeemable preferred stocks outstanding at February 29, 1996. Also, other cumulative preferred stock with a liquidation value of $7,905,000 is issued and outstanding. Certain of these instruments carry high interest or dividend rates, large debt issue costs, and obligate a percentage of the future net profits to the lenders. In addition, as reflected in the accompanying financial statements, the Company is in a deficit working capital position of $1,295,714 at February 29, 1996 and has realized losses applicable to common stock of $2,415,721 and $705,662 for the years ended February 29, 1996 and February 28, 1995, respectively. To meet its liquidity requirements and attain profitable operations, the Company must restructure its debt obligations.

    Prospectively, the Company anticipates that cash flows from operating activities after meeting debt service requirements related to long-term debt will not be sufficient to fund all its preferred stock dividend requirements. The Company is currently evaluating its alternatives which include the issuance of additional common equity, the reduction of preferred stock dividends through conversion of a portion of the preferred stock, sale of operating properties, refinancing or extending the maturity dates of the acquisition line of credit and bridge loans, and improving the operating performance of its systems and properties. The Company believes a combination of the above alternatives will enable the Company to meet its preferred dividend requirements. Alternatively, the Company has the option to suspend the payment of dividends on all series of preferred stock, except Series G, without default.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE C - ACQUISITIONS

    All acquisitions have been accounted for as purchases; operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition.

    Effective January 1996, Castex LP acquired numerous oil and gas producing interests for approximately $9,500,000 and assumed certain liabilities of approximately $500,000. The purchase was financed with proceeds from the credit facility described in Note G. The acquisition cost was equal to the fair value of the net assets acquired.

    In January 1996, GPC acquired all the outstanding shares of Ozark for $30,000. Ozark owns natural gas franchises for the cities of Branson and Hollister, Missouri. Additional contingent consideration of $70,000 will be paid upon successful financing of planned development of natural gas transmission and distribution systems in the franchise areas.

    On December 15, 1995, SGC acquired eight separate offshore gathering systems. The systems were purchased for cash of $753,000 and consist of approximately 49 miles of pipeline. Six of the eight systems are inactive but are located in areas where there is considerable lease and drilling activity.

    Effective June 30, 1995, GPC acquired a 15 mile pipeline. The purchase price of $795,000 was financed with proceeds from the Series N preferred stock and short-term bank financing which has subsequently been repaid.

    During the year ended February 28, 1995, the Company entered into various purchase agreements with individuals or with entities owned or partially owned or controlled by individuals who, as a result of the agreements, became officers and partial owners of GPC, as follows:

    1) Effective April 15, 1994, the Company entered into a joint venture agreement to acquire an 80% interest in a gas gathering system in Ellis County, Texas. GPC acquired the remaining 20% interest in the system effective January 1, 1995. Such interests were acquired for $1,090,000 in cash. In addition, the Company will be required to pay up to an additional $523,000 over the next ten years, assuming specified cumulative levels of net revenues from the acquired properties are attained. No asset, liability or expense has been recorded for such contingent consideration as the specified net revenue levels are not currently being attained.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE C - ACQUISITIONS - CONTINUED

    2) Effective January 1, 1995, GPC purchased all the common stock of Castex Energy, Inc., a Houston based exploration and production company. The purchase price of approximately $510,500 included cash payments of approximately $267,000 and notes payable of $243,500.

    3) Effective February 28, 1995, the Company acquired 49% of the common stock of Eclipse Energy, Inc., a company which will market natural gas on the West Coast, Texas and Louisiana, for cash of $75,000.

    In addition to the above, 200,000 shares of the Company's common stock and 20% of GPC's common stock were issued to the sellers at a recorded value of approximately $182,000. Cost in excess of the fair value of the net assets acquired of approximately $92,000 will be amortized on the straight-line method over 15 years.

    The sellers' 20% interest in GPC must be reacquired by the Company at appraised value no later than February 28, 2000. The sellers can require the Company to reacquire their stock in GPC any time after February 29, 1996 and the Company can elect to reacquire the stock in GPC any time after February 28, 1997, both at appraised value. At the election of the sellers, payment may be made in cash or common stock of the Company.

    Effective November 1, 1994, the Company acquired substantially all the assets of Fort Cobb Irrigation Fuel Authority, a local natural gas distribution company in Caddo County, Oklahoma for approximately $2,660,000 in cash. Concurrent with the acquisition, the Company entered into two joint ventures to market and transport natural gas and acquire natural gas pipeline and gathering systems.

    During the year ended February 28, 1995, the Company acquired seven natural gas gathering systems through newly formed joint ventures. Total cash payments of approximately $2,430,000 were made for the Company's investments in such systems.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE C - ACQUISITIONS - CONTINUED

    The following unaudited pro forma consolidated results of operations assume all purchases occurred at the beginning of 1995, as follows:

                                                  Year ended
                                           ---------------------------
                                           February 29,  February 28,
                                              1996           1995
                                           ------------  -------------

         Revenues                          $16,490,000     $16,090,000
         Net earnings                          134,000       1,062,000
         Loss applicable to common stock    (2,299,000)       (418,000)
         Loss per common share                    (.09)           (.02)

NOTE D - OIL AND GAS OPERATIONS

    Capitalized costs related to the Company's oil and gas producing activities and the related amounts of accumulated depreciation, depletion and amortization at February 29, 1996 are shown below:

         Proved properties                                        $11,731,474
         Unproved properties                                           82,463
                                                                  -----------
                                                                   11,813,937
         Accumulated depreciation, depletion and amortization        (413,000)
                                                                  -----------
         Net property costs                                       $11,400,937
                                                                  -----------
                                                                  -----------

    The following reflects the costs incurred during 1996 in oil and gas producing activities:

         Property acquisition costs:
              Proved                                    $10,221,489
              Unproved                                       82,463
         Exploration and development costs                  847,487
                                                        -----------
                                                        $11,151,439
                                                        -----------
                                                        -----------

    The following table includes revenues and expenses associated directly with the Company's oil and gas producing activities. It does not include any allocation of the Company's interest costs or general corporate overhead and, therefore, is not necessarily indicative of the contribution to

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE D - OIL AND GAS OPERATIONS - CONTINUED

    net earnings of the Company's oil and gas operations. Income tax expense has been calculated by applying statutory income tax rates to oil and gas sales after deducting costs, including depreciation, depletion and amortization and after giving effect to permanent differences. Prior year information is not presented as oil and gas producing activities were not significant.

                                                                  Year ended
                                                               February 29, 1996
                                                               -----------------

         Oil and gas sales                                        $1,051,674
         Production and operating expenses                          (181,789)
         Depreciation, depletion and amortization                   (414,741)
         Income tax expense                                         (155,000)
                                                                  ----------
         Results of operations for oil and gas producing
           activities                                             $  300,144
                                                                  ----------
                                                                  ----------

NOTE E - JOINT VENTURE OPERATIONS

    The Company participates in 20 joint ventures, 18 of which are natural gas gathering or delivery systems, one of which is a natural gas processing plant and one of which conducts natural gas marketing activities. All but two of the joint ventures are operated by the Company's joint venture partners. Management fees to the joint venture partners are a base fee plus a percentage of qualifying expenditures or a percentage of net operating income, as defined. The joint venture agreements contain provisions for increased income participation by the Company until specified payout levels are attained. The agreements have terms of one to ten years, with provision for earlier termination, along with buy-sell agreements in the event of termination. Fees paid to the joint venture partners were approximately $237,000 in 1996 and $138,000 in 1995.

NOTE F - NOTES PAYABLE

    Notes payable consist of the following at February 29, 1996:

         Acquisition line of credit                   $   575,000
         Operating line of credit                          29,986
         Bridge loans                                     785,000
                                                       ----------
                                                       $1,389,986
                                                       ----------
                                                       ----------

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE F - NOTES PAYABLE - CONTINUED

    ACQUISITION LINE OF CREDIT

    On December 15, 1995, the Company entered into a revolving line of credit agreement with a bank with maximum available borrowings of $750,000. Interest is payable monthly at 2.5% above the bank's base rate (the effective rate was 10.75% at February 29, 1996). All outstanding principal is due October 31, 1996. Interests in certain of the Company's joint venture properties and all deposit and escrow accounts at the bank collateralize the line.

    OPERATING LINE OF CREDIT

    On July 15, 1995, Fort Cobb entered into a revolving line of credit with a bank with maximum available borrowings of $40,000. Interest is payable quarterly at 1.25% above the New York Prime rate (the effective rate was 9.75% at February 29, 1996) beginning October 1, 1995. All outstanding principal is due July 15, 1996. The line is collateralized by substantially all Fort Cobb assets and is guaranteed by the Company and the remaining 1% owner of Fort Cobb.

    BRIDGE LOANS

    On September 28, 1995, the Company issued a promissory note due December 28, 1995, for $235,000 in cash. The proceeds were used for working capital purposes due to delays in collecting funds from a customer. The note was extended to March 28, 1996. The note bears interest at 11% per annum which may, at the option of the holder, be paid with common stock of the Company at $.25 per share. As part of the commitment to the holder for the initial and extension terms, the Company issued 50,000 shares of restricted common stock and warrants to purchase an additional 150,000 shares at $.25 per share. The balance outstanding at February 29, 1996 was $135,000 and was reduced to $35,000 in May 1996.

    On November 30, 1995, the Company issued promissory notes due February 28, 1996 for a total of $650,000 in cash. The proceeds from the notes were used to acquire the Company's interest in the South Lake Arthur properties and are intended to be repaid from the proceeds of Series P Preferred Stock. The notes have been extended to May 28, 1996. The notes bear interest at 11% per annum which may, at the option of the holders, be paid with common stock of the Company at $.35 per share. As part of the commitment to the holders for the initial and extension terms, the Company issued 150,000 shares of common stock and warrants to purchase 331,500 shares of common stock at $.35 per share. The notes are collateralized by the properties acquired.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE G - LONG-TERM DEBT

    Long-term debt consists of the following:

                                                   February 29,   February 28,
                                                      1996           1995
                                                   ------------   ------------

    Bank credit agreement                            $9,500,000    $     -
    Notes payable to directors and officers             201,672        243,500
                                                   ------------   ------------
                                                      9,701,672        243,500
    Less current maturities                           1,606,687         52,341
                                                   ------------   ------------
                                                     $8,094,985       $191,159
                                                   ------------   ------------
                                                   ------------   ------------

    BANK CREDIT AGREEMENT

    In January 1996, the Company entered into a bank credit agreement which provides for commitments totaling $15,000,000 to finance the acquisition and development of certain oil and gas producing properties and other properties in Louisiana and Texas. The first $10,000,000 of commitments is available through December 31, 1996. The remaining $5,000,000 of commitments is available through January 24, 1997. Commitment availability is reduced by amounts borrowed and can be further reduced by the Company and the bank under certain circumstances as defined in the agreement. A commitment fee of 0.125% per annum on the average commitment availability is payable quarterly.

    Borrowings under the bank credit agreement have a final stated maturity date of January 24, 2001 but can be retired earlier. Principal and interest payments are made monthly. Borrowings bear interest primarily at floating interest rates based on the higher of the bank's base rate or the Federal Funds Rate plus 0.25% (the effective rate was 7.375% at February 29, 1996). Provisions in the bank credit agreement also require up front closing fees of $250,000, annual engineering fees of $25,000, the use of interest rate swaps and production price hedges and the assignment of a permanent overriding royalty interest ("ORRI") initially equivalent to a 6.5% interest in certain oil and gas producing properties acquired with the loan proceeds. The bank agreement provides for a reduction of the ORRI to 2% when the payments of principal, interest, fees, interest rate hedges and the 6.5% ORRI produce an internal rate of return to the bank of 13% on amounts borrowed and payments made under the ORRI exceed $500,000. As a result of these provisions, the value of the ORRI will be amortized using the interest method and included in interest expense.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE G - LONG-TERM DEBT - CONTINUED
    BANK CREDIT AGREEMENT - CONTINUED

    The bank credit agreement contains covenants which require that Castex LP maintain defined levels of tangible net worth, cash equivalents, current assets to current liabilities, debt to capitalization, and interest coverage. The covenants also limit, among other things, the subsidiary's ability to sell or acquire oil and gas interests, incur additional indebtedness, make investments or pay dividends or distributions. Borrowings under this bank credit agreement are collateralized by the properties acquired and developed. At February 29, 1996, Castex LP was in compliance with such covenants.

    NOTES PAYABLE TO DIRECTORS AND OFFICERS

    Notes payable to officers and directors of one of the Company's subsidiaries were incurred as part of the 1995 acquisition of CEI and for the purchase of office equipment. The notes bear interest at 15% and are payable in monthly installments of principal and interest through December 1998. The notes are collateralized by the properties acquired. Principal and interest payments are subject to adequate cash flows being realized from the properties acquired. Should cash flows not be sufficient, any remaining obligations at February 28, 1999 will be forgiven. As all such payments are expected to be made, such notes have been included as liabilities in the consolidated financial statements.

    Aggregate future maturities of long-term debt are as follows:

         1997                                         $1,606,687
         1998                                          2,231,653
         1999                                          2,223,332
         2000                                          2,160,000
         2001                                          1,480,000
                                                      ----------
                                                      $9,701,672
                                                      ----------
                                                      ----------

NOTE H - SPONSORSHIP AGREEMENTS

    The Company has agreements with a related company, Pipeline Capital, Inc. ("PCI"), whereby PCI attempts to raise funds for the Company through private placements and public offerings of the Company's securities. PCI is to receive 40,000 shares of restricted common stock for each $1,000,000 of funds raised under private placements or public offerings, up to a maximum of 2,000,000 shares, with provisions for increasing such maximum should additional offerings be consummated. The agreements also provide for an "Exit Amount" due PCI of a 10% cumulative participation in the net operating income, as defined, from the

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


NOTE H - SPONSORSHIP AGREEMENTS - CONTINUED

    properties acquired with funds raised by PCI and a residual interest in the acquired properties based on a buyout formula between five to seven years from the inception of the various joint venture programs. Series C preferred stock was issued to PCI to evidence the residual interest. Payments due under the above agreement are reduced by cumulative prior cash payments and stock issued to PCI. No liability was recorded at February 29, 1996 or February 28, 1995 as payments and stock issued to PCI exceeded amounts due under the above agreement.

    Over the past year, disagreements had arisen between the Company and PCI as to the proper method of determining the fair market value of the Company's properties for purposes of determining the Exit Amount. The agreement, its various amendments and other correspondence and documents between the parties provided a basis for widely varying interpretations of how to calculate the Exit Amount. PCI's position was that the Exit Amount was equal to the greater of 50% of the fair market value of the properties less any indebtedness against the properties, or the total of the commissions, finder's fees, expense advances and common stock paid to PCI. The position of the Company was that the Exit Amount was based upon the after-tax proceeds upon a sale, or assumed sale, of the properties, reduced by all commissions, finder's fees, expense advances and the value of any common stock received by PCI during the term of the agreement. Further, concerns had also arisen about the continued involvement of PCI in obtaining capital and securing properties in light of changes in the Company's operations.

    As a result of the ongoing disagreements, the Company and PCI determined to terminate all prior agreements and the parties entered into a Settlement and Purchase Agreement effective May 6, 1996. The Settlement and Purchase Agreement provided for the following:

    - The Company repurchased the 56.25 shares of Series C Preferred Stock owned by PCI, representing its right to receive the Exit Amount and the 10% interest in defined net operating cash flows for $480,000 represented by a promissory note requiring payments of $10,000 per month commencing July 1, 1996 and ending June 1, 2000. The Company may, at its option, prepay all of the note at a discount rate of 8%.

    - PCI executed a new promissory note in the amount of $278,728 plus interest at 7% per annum representing all advances to PCI to date. All principal and interest on this note will be offset against the amounts which are payable to PCI upon a "Payment Event" under the Series O Preferred Stock, described below.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE H - SPONSORSHIP AGREEMENTS - CONTINUED

    - The Company issued to PCI one share of its Series O Preferred Stock which is non-voting and has no dividend rights. Upon the following described events, payments will be made to PCI as described below:

          1) In the event of the merger of the Company where it is not the surviving corporation, the sale of all, or substantially all, of its assets or the sale or exchange of a majority or more of the outstanding common stock, PCI shall be entitled to receive 10% of the consideration realized in the transaction.

          2) In the event of the liquidation and dissolution of the Company after payment of all debts and obligations senior to the Series O Stock and any distributions required to be made to the holders of the Series G Preferred Stock, PCI shall receive a payment equal to 10% of the remaining assets of the Company.

          3) If neither of the events described in (1) or (2) above have occurred by July 1, 2000, the Company and PCI will agree upon an investment banking or appraisal firm to value the Company and PCI shall receive an amount equal to 10% of the fair market value appraisal. The Company must pay $250,000 at closing, any remaining balance up to $500,000 within 12 months after closing, and if there is any remaining balance, half will be paid within 24 months of closing. Any balances bear interest at the rate of 8% per annum.

                In the event the Company pays less than $5,000 on any monthly payment under the $480,000 promissory note described above and has failed to pay any remaining amount within 30 days, PCI may either accelerate all remaining payments under the note or shall have a one time right to increase the 10% amounts described in subparagraphs (1) through (3) above to 20%. Each of the events in subparagraphs (1) through (3) above constitute a Payment Event and all principal and interest remaining due under the $278,728 PCI note shall be offset against those amounts.

    - The Company has agreed to consider on a property-by-property basis, engaging PCI to act as a finder and complete all reasonable and necessary due diligence on future property acquisitions and to pay fees based on a formula for all such properties actually acquired.

    As a result of this settlement, during the first quarter of fiscal 1997, the Company will record a charge to earnings of approximately $700,000. No external appraisal of the Company has been performed; therefore, it is possible that the Company's estimate of the value of the Series O preferred stock will change. Prospectively, the Company will adjust the Series O preferred stock value through periodic charges to earnings for future changes in the estimated fair value of Company.

NOTE I - PREFERRED STOCK OF SUBSIDIARY COMPANY

    During the year ended February 29, 1996, the Company's subsidiary, GPC, authorized 750 shares and issued 537.5 shares of Series A 10% cumulative participating convertible preferred stock, $1,000 stated value per share, par value $.01. The recorded amount at February 29, 1996 was net of issue costs of $66,981. Dividends accrue at the 10% minimum rate, plus a participating rate of 3% based upon an earnings return to GPC from certain natural gas properties over a base threshold return of 25% of total funds invested. Upon exceeding the annual 25% return, the participating dividend shall be increased on a percent-by-percent pro-rata basis over the 25% threshold up to a total of 3% participation for a total return of 13%. Holders of the preferred stock have the right, commencing on the second anniversary from the date of issuance of the shares, to convert any or all shares into the number of shares of common stock of GEC determined by dividing $1,000 plus any accrued and unpaid dividends

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE I - PREFERRED STOCK OF SUBSIDIARY COMPANY - CONTINUED

    for each preferred share to be converted by the then effective conversion price. The conversion price is equal to 90% of the average bid price of the common stock determined from the price reports of the market on which the Company's common stock is then trading for the ninety days previous to the date the preferred stock is surrendered for conversion. The conversion privileges expire five years from the date of issuance.

    The Company has the option at any time after the second anniversary of the dates of issuance to redeem such shares at the redemption price of $1,000 per share plus any accrued and unpaid dividends. The Company, also at its option after the second anniversary of the dates of issuance, may call for mandatory conversion to GEC common stock, if the preferred shareholder has received cumulative 13% average annual dividend payments for such periods. The conversion price is equal to 85% of the average bid price of the common stock determined from the price reports of the market on which the Company's common stock is then trading for the ninety days previous to the date the preferred stock is called for conversion. The stock has a liquidation preference to common and junior stock of GPC equal to the stated value of $1,000 per share plus any accrued and unpaid dividends.

NOTE J - MANDATORY REDEEMABLE PREFERRED STOCK

    Redeemable preferred stock was as follows:

                                                  February 29,   February 28,
                                                      1996           1995
                                                  ------------   ------------
Series C
 Authorized, 1,000 shares; issued, 56.25 shares     $     562      $     562
Series G
 Authorized, 10,000 shares; issued, 9,749.15
  shares in 1996 and 10,000 shares in 1995, net
  of unamortized issue costs of $1,414,226 in
  1996 and $1,866,618 in 1995                        8,334,924      8,133,382
                                                    ----------     ----------
                                                    $8,335,486     $8,133,944
                                                    ----------     ----------
                                                    ----------     ----------

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


NOTE J - MANDATORY REDEEMABLE PREFERRED STOCK - CONTINUED

    1.   SERIES C NONVOTING PREFERRED STOCK

    Series C redeemable preferred stock has a stated value of $1,000 per share and was issued to PCI in exchange for services and to reflect PCI's residual interest in various gas properties acquired. The stock was issued to this related entity pursuant to the sponsorship agreements discussed in Note H and was recorded at the estimated value of the services rendered. The stock has been designated as $1 par value, contingent, cumulative, convertible junior preferred stock. The annual dividend rate is $500 per share, with quarterly dividend periods to commence one day following the date all holders of senior issues of preferred stock have received cumulative dividends of $1,000 per share. The shares are redeemable at the option of the holder on the fifth anniversary date of issuance at a specified redemption rate based on a formula price related to 50% of the then fair market value (as defined) of gas properties of the joint ventures reduced by applicable income taxes. Payments due under the above formula are reduced by cumulative prior cash payments and stock issued to PCI. The recorded value of the Series C stock will be increased by periodic charges to earnings sufficient to reflect the estimated redemption value of the stock. No additional increase of the stock over its original recorded amount was required during 1996 or 1995 as payments and stock issued to PCI exceeded the estimated redemption value of the stock. If the holder does not exercise its redemption rights, the Company must redeem the shares on the seventh anniversary date under the same redemption formula. Series C shares, subject to certain defined conditions relating to accumulated earnings or the passage of time, are convertible into common stock at a conversion rate of 2,500 shares of common stock for each share of Series C preferred stock.

    The stock has a liquidation preference to common stock equal to 50% of the gas properties described above, up to $1,000 per share plus any accrued and unpaid dividends. The stock also has a preference to common stock as to distributions in the event of the sale of the gas properties described above based on a defined formula price. The above preferences are junior to required distributions to or redemptions of other preferred stock issues.

    As more fully described in Note H, the Company and PCI entered into a new agreement in May 1996 which terminates the sponsorship agreements and redeems the above preferred stock.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


NOTE J - MANDATORY REDEEMABLE PREFERRED STOCK - CONTINUED

    2.   SERIES G NONVOTING PREFERRED STOCK

    Series G preferred stock, issued February 1994 through February 1995, is designated as $1 par value, 12% secured cumulative convertible preferred stock, $1,000 stated value per share, with dividends payable at $10 per share per month from funds derived solely from revenue distributions from properties acquired with the proceeds of the Series G offering. Holders of the Series G preferred stock have the right, commencing on the second anniversary from the date of issuance of the shares, to convert any or all shares into the number of shares of common stock of the Company determined by dividing $1,000 plus any accrued and unpaid dividends for each preferred share to be converted by the then effective conversion price. The conversion price is equal to 70 percent of the average bid price of the common stock determined from the price reports of the market on which the Company's common stock is then trading for the ninety days previous to the date the Series G preferred stock is surrendered for conversion.

    The shares are redeemable at the option of the holders on the second and third anniversaries following the dates of issuance of the shares, subject to limitations on maximum aggregate stock redemptions, at the redemption price of $1,000 per share plus any accrued and unpaid dividends. The Company has the option at any time after the second anniversary of the dates of issuance to redeem such shares at the above redemption price and must redeem such shares at such price by the fourth anniversary of issuance unless prior notice of extension is given by the Company. The extended redemption period provides for an increase in the redemption price of $50 per share per year plus any additional accrued and unpaid dividends. All Series G stock must be redeemed or converted no later than six years after issuance. Redemption of Series G preferred stock shall be funded from operating revenue distributions and any sales proceeds from properties acquired with the Series G offering proceeds. The stock also has a liquidation preference to common and junior preferred stock equal to the stated value of $1,000 per share plus any accrued and unpaid dividends.

    The Series G preferred stock is collateralized by properties and joint venture interests which are purchased with the proceeds from the Series G offering. A bank serving as an independent trustee (the "Trustee") holds a first security interest in those properties in favor of the holders of Series G preferred stock. The Trustee is empowered to liquidate or sell properties in the event that dividends are not paid or the stock is not redeemed as required.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE J - MANDATORY REDEEMABLE PREFERRED STOCK - CONTINUED

    2.   SERIES G NONVOTING PREFERRED STOCK - CONTINUED

    The Company shall, to the extent operating revenues from the properties permit, deposit with the Trustee amounts on each anniversary date which, in the aggregate, will be sufficient to redeem the preferred stock on the fourth anniversary date from the date of issuance at $1,000 per share. At February 29, 1996 restricted cash of $37,587 is designated for future redemptions.

    Issue costs are being amortized to the initial mandatory date and are reflected as preferred dividends in the accompanying statements of operations using the interest method. The provisions for preferred dividends include $457,094 and $256,742 of such amortization in 1996 and 1995, respectively. Maximum redemption requirements at February 29, 1996, are as follows:

                   1997                    $1,500,000
                   1998                     2,175,950
                   1999                     6,073,200

    The Company, as part of the terms of the Series G preferred stock issuance, maintained unused funds from the offering in a trust account to be used only for property acquisitions and operations. These funds were fully expended during the year ended February 29, 1996. In addition, a separate trust account is maintained for future Series G dividend payments. The balances in the dividend payment trust account were $98,914 at February 29, 1996 and $258,240 at February 28, 1995 and are reflected as part of restricted cash included in current assets.

NOTE K - PREFERRED STOCK

    Preferred stock was as follows at:

                                                 February 29,   February 28,
                                                     1996           1995
                                                 ------------   ------------
    Series B
      Authorized, 4,000 shares; issued, 1,750
        shares in 1996 and 1,787.5 shares in
        1995                                        $1,750         $1,787
    Series J
       Authorized, 750 shares; issued, 747.5
         shares                                        748            748

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE K - PREFERRED STOCK - CONTINUED

                                                 February 29,   February 28,
                                                     1996           1995
                                                 ------------   ------------
    Series K
       Authorized and issued, 750 shares          $   750        $   750
    Series L
      Authorized and issued, 255 shares               255            255
    Series M
      Authorized and issued, 500 shares               500            500
    Series N
      Authorized, 21,000 shares; issued, 3,902
       shares in 1996                               3,902           -
                                                   ------         ------
                                                   $7,905         $4,040
                                                   ------         ------
                                                   ------         ------

    1.   SERIES B NONVOTING PREFERRED STOCK

    Series B preferred stock, issued August 1992 through October 1993, is designated as $1 par value, $1,000 stated value, 12% cumulative convertible preferred stock, with dividends payable quarterly.
    As part of a redesignation and amendment process in 1995, Series B stockholders received 715,000 shares of restricted common stock of the Company. Holders of the Series B preferred stock have the right, commencing on the second anniversary from the date of issuance of the shares, to convert any or all shares into the number of shares of common stock of the Company determined by dividing $1,000 for each preferred share to be converted by the then effective conversion price. The conversion price is equal to 89% of the average bid price of the common stock determined from the price reports of the market on which the Company's common stock is then trading for the ninety days previous to the date the preferred stock is surrendered for conversion. Such conversion privileges expire five years from the date of issuance.

    The Company has the option at any time after the fourth anniversary of the date of issuance to redeem such shares at the redemption price of $1,000 per share plus any accrued and unpaid dividends. The stock has a liquidation preference to common and junior preferred stock equal to the stated value of $1,000 per share plus any accrued and unpaid dividends.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE K - PREFERRED STOCK - CONTINUED

    2.   SERIES D, E, F AND H NONVOTING PREFERRED STOCK

    During 1995, all Series D, E and F preferred stock was exchanged for Series M, K and L, respectively, of the Company's preferred stock. As part of the exchange process, Series D, E and F stockholders received a total of 200,000 shares, 200,000 shares and 102,000 shares, respectively, of restricted common stock of the Company. Also during 1995, all Series H preferred stock was exchanged for 2,600,000 shares of restricted common stock.

    3.   SERIES J NONVOTING PREFERRED STOCK

    Series J preferred stock, issued August 1994 through November 1994, is designated as $1 par value, $1,000 stated value, 10% cumulative convertible preferred stock, with dividends payable quarterly. Dividends accrue at the 10% minimum rate plus a participating rate of up to 5% based on the Company's share of earnings (as defined) from specified joint venture properties. Holders of the preferred stock have the right, commencing on the second anniversary from the date of issuance of the shares, to convert any or all shares into the number of shares of common stock of the Company determined by dividing $1,000 for each preferred share to be converted by the then effective conversion price.
    The conversion price is equal to 90% of the average bid price of the common stock determined from the price reports of the market on which the Company's common stock is then trading for the ninety days previous to the date the preferred stock is surrendered for conversion. Such conversion privileges expire five years from the date of issuance.

    The Company has the option at any time after the fourth anniversary of the date of issuance to redeem such shares at the redemption price of $1,000 per share plus accrued and unpaid dividends. In addition, the Company also has the option after the second anniversary of the date of issuance to redeem such shares by issuing the number of shares of common stock of the Company determined by dividing $1,000 plus any accrued and unpaid dividends for each preferred share to be redeemed by the then effective conversion price. The conversion price is equal to 85% of the average bid price of the common stock determined from the price reports of the market on which the Company's common stock is then trading for the ninety days previous to the date the preferred stock is redeemed. This redemption option is available to the Company only if the Series J preferred stockholders have previously received 15% cumulative annual preferred dividends. The stock has a liquidation preference to common and junior preferred stock equal to the stated value of $1,000 per share plus any accrued and unpaid dividends.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE K - PREFERRED STOCK - CONTINUED

    4.   SERIES K, L AND M PREFERRED STOCK

    Series K, L and M preferred stock, issued October 1993 through November 1994, is designated as $1 par value, $1,000 stated value, 12% cumulative convertible preferred stock, with dividends payable quarterly. Holders of the preferred stock have the right, commencing on the second anniversary from the dates of issuance of the shares, to convert any or all shares into the number of shares of common stock of the Company determined by dividing $1,000 plus any accrued and unpaid dividends for each preferred share to be converted by the then effective conversion price. The conversion price is equal to 88% of the average bid price of the common stock determined from the price reports of the market on which the Company's common stock is then trading for the ninety days previous to the date the Series K or L preferred stock is surrendered for conversion, with the Series M preferred stock containing an 89% conversion ratio. Series K conversion privileges expire five years from the date of issuance.

    The Company has the option at any time after the fourth anniversary of the dates of issuance to redeem such shares at the redemption price of $1,000 per share plus any accrued and unpaid dividends. The stock has a liquidation preference to common and junior preferred stock equal to the stated value of $1,000 per share plus any accrued and unpaid dividends.

    5.   SERIES N PREFERRED STOCK

    Series N preferred stock, issued March 1995 through May 1996, is designated as $1 par value, 12% cumulative convertible preferred stock with dividends payable monthly. Holders of the preferred stock have the right, commencing on the second anniversary from the date of issuance of the shares, to convert any or all shares into the number of shares of common stock of the Company determined by dividing $1,000 plus any accrued and unpaid dividends for each preferred share to be converted by the then effective conversion price. The conversion price is equal to a percentage of the average bid price of the common stock determined from the price reports of the market on which the Company's common stock is then trading for the ninety days previous to the date the preferred stock is surrendered for conversion. Such percentage is 80% for the first $5,000,000 of preferred stock sold, 82% for the second $5,000,000 sold, 83% for the third $5,000,000 sold and 85% for any additional preferred stock sold.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


NOTE K - PREFERRED STOCK - CONTINUED

    5.   SERIES N PREFERRED STOCK - CONTINUED

    The Company has the option at any time after the second anniversary of the dates of issuance to redeem such shares. Should the Company elect redemption, preferred stockholders may elect to receive a redemption price of $1,000 per share plus any accrued and unpaid dividends or receive common stock under the conversion formula described above. The stock has a liquidation preference to common and junior preferred stock equal to the stated value of $1,000 per share plus any accrued and unpaid dividends.

    At February 29, 1996, restricted cash includes $11,554 held for payment of Series N dividends and escrowed cash represents Series N stock issuance proceeds which are being held for property acquisitions.

    6.   SERIES P PREFERRED STOCK

    Effective November 30, 1995, the Company authorized a $750,000 private offering of 75 units consisting of Series P preferred stock, common stock and common stock purchase warrants. Each unit consists of 10 shares of Series P preferred stock, 5,600 shares of common stock and warrants to purchase 14,000 shares of common stock at $.25 per share. This offering terminates November 30, 1996. The net proceeds of this offering will be used to repay certain bridge loans.

    Series P preferred stock is designated as nonvoting, $1 par value, $1,000 stated value, 11% cumulative convertible preferred stock, with dividends payable quarterly. Each share of preferred stock may be converted at any time into 1,000 shares of common stock. The exercise period will expire 36 months from the date of issuance of the preferred stock. If at any time after issuance of the preferred stock, the bid price of the common stock for ten consecutive days is $1.25 or higher, each share of stock will automatically convert. The preferred stock may be called for redemption at the option of the Company at any time after the first anniversary date of issuance. The holder will have 30 days in which to exercise the conversion right. Preference in liquidation equals the $1,000 stated value per share plus accumulated unpaid dividends at 11%. The warrants may be exercised at any time and will expire 18 months from issuance.

    At June 7, 1996, no funds have been raised under this offering.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


NOTE K - PREFERRED STOCK - CONTINUED

    7.   RIGHTS OF PREFERRED STOCKHOLDERS

    If, for any class of preferred stock, the Company (i) is in arrears on dividends, (ii) has failed to pay or set aside any amounts required to be paid or set aside for any sinking funds, or (iii) is in default on any of its redemption obligations, then no dividends shall be paid or declared on any common stock nor shall any common stock be purchased or redeemed by the Company.

    8.   AUTHORIZED SHARES AND PAR VALUES

    During 1995, the Company increased its authorized preferred stock from 250,000 shares to 1,750,000 shares, including Series C and G redeemable preferred stock. In addition, during 1995 all preferred stock was changed from a no par value to $1 par value designation.

NOTE L - INCOME TAXES

    The provision for income taxes for the years ended February 29, 1996 and February 28, 1995 consisted of the following:

                                                        1996           1995
                                                        ----           ----
         Current                                     $  45,000       $ 279,637
         Benefit of tax net operating loss
           carryforwards                               (11,000)       (233,000)
                                                     ---------       ---------
             Total                                   $  34,000       $  46,637
                                                     ---------       ---------
                                                     ---------       ---------

    The differences between income taxes computed using the average statutory federal income tax rates of 17% and 34%, respectively, and the provision for income taxes for the years ended February 29, 1996 and February 28, 1995 follow:

                                                        1996           1995
                                                        ----           ----
         Taxes at statutory rate                     $ (10,000)      $ 211,000
         State income taxes, net of federal tax
           benefit                                      34,000          22,000
         Benefit of net operating loss carryforwards      -           (194,000)
         Other                                          10,000           7,637
                                                     ---------       ---------
                                                     $  34,000       $  46,637
                                                     ---------       ---------
                                                     ---------       ---------

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


 NOTE L - INCOME TAXES - CONTINUED


    The tax effects of the temporary differences that give rise to deferred tax assets and liabilities follow:

                                                   February 29,   February 28,
                                                       1996          1995
                                                   ------------   ------------
     Deferred tax assets:
       Net operating loss carryforward              $ 2,648,000   $ 2,923,000
       Deferred income on sale/leaseback
         transaction                                        -          11,000
       Deferred compensation                             19,000         7,000
       Other                                             22,000        17,000
                                                      ----------    -----------
                                                      2,689,000     2,958,000
     Deferred tax liability - excess financial
        over tax basis of property and equipment         (2,000)      (60,000)
     Valuation allowance                             (2,687,000)   (2,898,000)
                                                      ----------    -----------
                                                    $      -       $     -
                                                      ----------    -----------
                                                      ----------    -----------

    The decrease in the valuation allowance was $211,000 and $666,000 during 1996 and 1995, respectively.

    At February 29, 1996, the Company had federal net operating loss carryforwards which may be applied against future taxable income and which expire as follows:

         Year ending
         February 28,
         ------------
         1997                                    $6,292,000
         1998 through 2006                        1,497,000
                                                 ----------
                                                 $7,789,000
                                                 ----------
                                                 ----------

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


NOTE M - EMPLOYEE BENEFITS

    The Company offers various benefits to its employees, as follows:

    1.   401(K) SAVINGS PLAN

    The Company has a 401(k) savings plan covering substantially all employees at least 21 years of age with at least one year of service. The Company can make discretionary contributions with Board of Directors' approval. Total Company contributions to the plan were $7,739 and $7,074 for the years ended February 29, 1996 and February 28, 1995, respectively.

    2.   STOCK OPTION PLAN

    During 1995, the Company adopted an "incentive and nonqualified stock option plan" which provides for the granting of (1) incentive stock options, (2) nonqualifying stock options and (3) stock appreciation rights (SAR's) to key officers and employees. A total of 500,000 shares of common stock has been reserved for issuance under the plan. Under the terms of the plan, the exercise price, determined by a committee of the Board of Directors ("the Committee"), shall be determined at the time of grant but shall not be less than 100% of the common stock fair market value (as defined) for incentive stock options and not less than 75% of the fair market value for nonqualified stock options. The term of each option shall be fixed by the Committee but may not exceed ten years. The above options may be issued with SAR's attached as described below.

    SAR's permit the holder to exercise such SAR's for cash, common stock or any combination thereof in an amount equal to the difference between the market price (as defined) on the date of exercise and the option price at the date of grant.

    On December 1, 1994, incentive stock options with attached SAR's for 325,000 shares of common stock were issued to two officers of the Company at an exercise price of $.25 per share. Up to 50% of the options may be exercised one year following the date of grant and 50% may be exercised two years following the date of grant, with the options and SAR's expiring ten years from the date of grant.

    Compensation expense of $34,804 and $14,600 has been recorded during 1996 and 1995, respectively, with a corresponding credit to additional paid-in capital, representing the portion of the increase in value of the SAR's at February 29, 1996 and February 28, 1995, which has been earned by the officers.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


NOTE M - EMPLOYEE BENEFITS - CONTINUED

    3.   COMMON STOCK WARRANTS


    Stock purchase warrants for 29,700 shares of common stock were issued to selected employees as part of their 1995 compensation. Such warrants are exercisable at $.16 per share through February 2000. During 1995, compensation expense of $7,128 was recorded with a corresponding credit to additional paid-in capital, representing the excess of the fair market value of Company's stock over the warrant exercise price at the date of grant.

    4.   STOCK-BASED COMPENSATION PLANS

    In October 1995, the FASB issued Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires adoption in fiscal 1997. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25 ("APB 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, but would be required to disclose pro-forma net income and, if presented, earnings per share as if the companies had applied the new method of accounting. The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption, whereas the disclosure requirements apply to all awards granted subsequent to December 31, 1994. The Company will adopt the disclosure requirements of Statement No. 123 in fiscal year 1997 but will continue to recognize and measure compensation for its restricted stock and stock option plans in accordance with the existing provisions of APB 25.

NOTE N - LEASES

    The Company leases office space and certain equipment under operating leases expiring at various times through March 2000. The majority of the equipment leases are month-to-month leases.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


NOTE N - LEASES - CONTINUED

    Rent expense totaled $643,313 and $541,266 during 1996 and 1995, respectively. Future minimum lease rentals on noncancellable operating leases at February 29, 1996 were as follows:

         1997                     $102,616
         1998                      102,616
         1999                       88,802
         2000                       67,264
         2001                        4,630
                                  --------
                                  $365,928
                                  --------
                                  --------

NOTE O - RELATED PARTY TRANSACTIONS

    During the year ended February 29, 1996, PCI, a company controlled by two Company directors, received cash payments of approximately $231,400 and a director received cash payments of approximately $15,100 for services relating to various preferred stock fundraising activities, for due diligence and other services relating to property acquisitions. PCI also received 120,000 shares of restricted common stock related to Series G offering costs at a total recorded value of $28,880.

    Included in accounts payable at February 29, 1996 are amounts due PCI and members of Company management and joint venture operators totaling approximately $56,600. The $278,728 note receivable to a related party represents a note due from PCI for advances to and expenses paid on its behalf relating to fundraising activities. The note is collateralized by all Series C preferred stock, bears interest at 7% and is due no later than February 1999. The note payable to officer represents a demand promissory note, with interest payable quarterly at the national prime rate. In addition, GPC has notes payable totaling $201,672 relating to certain business acquisitions and office equipment purchases with certain officers and directors of GPC and CEI. Interest expense on these notes was $33,517 for the year ended February 29, 1996. GPC and CEI also paid approximately $61,500 in consulting fees to a director of GPC and CEI during 1996.

    During the year ended February 28, 1995, PCI received cash payments of approximately $630,000 and a director received cash payments of approximately $27,000 for services relating to various preferred stock fundraising activities and for due diligence and other services relating to property acquisitions. PCI also received 490,000 shares of restricted

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


NOTE O - RELATED PARTY TRANSACTIONS - CONTINUED

    common stock and 9.75 shares of Series C preferred stock and a director received 1,190 shares of restricted common stock for services related to various preferred stock fundraising activities at a total recorded value of approximately $52,000. In addition, the Company issued 200,000 shares of restricted common stock and 5,000 shares of GPC common stock as part of a business acquisition with individuals or with entities owned or partially owned or controlled by individuals who, as a result of the agreements, became officers and partial owners of GPC. The stock was issued at a recorded value of approximately $182,000.

    Included in accounts payable at February 28, 1995 are amounts due PCI and members of Company management totaling approximately $74,000. The $168,268 note receivable to a related party represents a note due from PCI for advances to and expenses paid on its behalf relating to fundraising activities. The note is collateralized by all Series C preferred stock, bears interest at 7% and is due no later than February 1999. The note payable to officer represents a demand promissory note, with interest payable quarterly at the national prime rate. In addition, GPC paid cash of $267,000 and entered into notes payable totaling $243,500 relating to certain business acquisitions with current officers and directors of GPC. The Company also paid approximately $19,000 in consulting fees to directors and officers of the Company and its subsidiaries.

NOTE P - COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

    During 1995, the Company entered into a compensation agreement with several GPC officers whereby such officers will receive warrants to acquire the Company's common stock for $.01 per share, with the number of such warrants determined by a formula based on GPC's earnings and the market value of the Company's common stock. No warrants were issued during 1996 or 1995.

    In connection with the acquisition of Ozark, GPC has an agreement to pay the former owner a project development fee equal to 2% of the gross investment to develop natural gas transmission and distribution systems in a defined area of the Ozarks over a ten year period beginning in 1997. In addition, GPC will pay a marketing fee not to exceed $0.15 per dekatherm for all gas sold to residential and commercial customers in the defined area. No amounts are due as of February 29, 1996 as development has not commenced.

    The Company's policy is to depreciate gas gathering, processing and transportation properties over their remaining useful lives using the straight-line method and to evaluate the remaining lives and recoverability of such properties in light of current conditions.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE P - COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES- CONTINUED

    As discussed at Note C, effective June 30, 1995, the Company acquired a 15 mile pipeline in Guymon, Oklahoma. Shortly after acquisition, the Company's contract for gas delivery was terminated by the pipeline's only customer. The Company is seeking to develop alternative sources of revenue through agreements with a number of a small customers; however, at February 29, 1996, no sales were as yet consummated. Given the early stage of development of new customer relationships and additional capital investment that will be necessary to generate adequate revenue, it is reasonably possible that the Company's estimate that it will recover the carrying amount of the pipeline from future operations will change in the near term.

    The Company and its subsidiaries are parties to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

NOTE Q - SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest was $108,344 and $6,770 in 1996 and 1995, respectively. Cash paid for income taxes was $62,865 and $24,437 in 1996 and 1995, respectively.

    NONCASH INVESTING AND FINANCING ACTIVITIES

    During 1996, 447,012 shares of restricted common stock were issued as part of various preferred stock conversion activities and for offering costs. Additionally, 100 shares of Series A preferred stock of GPC were issued to a stockholder of GEC for a $100,000 reduction of a short-term promissory note. The Company also entered into a promissory note with an officer of GPC for $19,172 for the purchase of office equipment. During the formation of Castex LP in 1996, the minority owners contributed $203,250 of oil and gas producing properties. Certain stockholders also converted 155 shares of Series G mandatory redeemable preferred stock with a carrying value of $137,157, which included $17,843 of issue costs that was charged to additional paid-in capital, to 527,506 shares of common stock. Also during 1996, the carrying value of Series G preferred stock was increased by $457,094 through a charge to additional paid-in capital, representing amortization of issue costs.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE Q - SUPPLEMENTAL CASH FLOW INFORMATION - CONTINUED

    As described in Note C, during 1996 the Company acquired assets and assumed certain liabilities in connection with business acquisitions, as follows:

         Fair value of assets acquired            $ 11,588,493
         Cash paid                                 (11,097,579)
                                                  ------------
         Liabilities assumed                      $    490,914
                                                  ------------
                                                  ------------

    During 1995, 7,396,041 shares of restricted common stock, 9.75 shares of Series C preferred stock and 1,505 shares of other preferred stock were issued as part of various preferred stock issuance and conversion activities and certain preferred stock dividends. Also during 1995, the carrying value of Series G preferred stock was increased by $256,742 through a charge to additional paid-in capital, representing amortization of issue costs. In addition, see Note K regarding conversion of preferred stock to other preferred stock.

    As described in Note C, during 1995 the Company issued 200,000 shares of restricted common stock and 5,000 shares of GPC common stock and assumed certain liabilities in connection with business acquisitions, as follows:

         Fair value of assets acquired           $  7,073,969
         Common stock issued                         (182,125)
         Cash paid                                 (6,265,176)
                                                 ------------
         Liabilities assumed                     $    626,668
                                                 ------------
                                                 ------------

NOTE R - FINANCIAL INSTRUMENTS

    The following estimated fair value information at February 29, 1996, pertains to the Company's financial instruments and is based on the requirements set forth in FASB Statement No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, and does not purport to represent the aggregate net fair value of the Company.

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    CASH AND CASH EQUIVALENTS, OTHER CASH AND NOTE RECEIVABLE: The carrying amounts of cash and cash equivalents, restricted cash and cash escrowed for acquisitions and the note receivable - related party approximate fair value because of the short maturity of those instruments.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE R - FINANCIAL INSTRUMENTS - CONTINUED

    NOTES PAYABLE AND NOTE PAYABLE TO OFFICER: The estimated fair values of notes payable are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

    LONG-TERM DEBT: The fair values of the Company's long-term debt are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

    MANDATORY REDEEMABLE PREFERRED STOCK: The estimated fair values of mandatory redeemable preferred stock are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected maturities. The carrying amount of accrued dividends approximates its fair value.

    DERIVATIVE FINANCIAL INSTRUMENTS: Estimated fair values for derivative financial instruments used by the Company (interest rate and commodity price swaps and collars) are based on pricing models or formulas using current assumptions.

    The estimated fair values of the Company's financial instruments at February 29, 1996, are as follows:


                                                       Carrying         Estimated
                                                        amount         fair value
                                                       of assets        of assets
                                                     (liabilities)   (liabilities)
                                                      -----------     -----------
     Financial assets:
       Cash and cash equivalents                      $ 1,704,936     $  1,704,936
       Restricted cash and cash escrowed
        for acquisitions                                  673,372          673,372
       Note receivable - related party                    278,728          278,728
     Financial liabilities:
       Notes payable and note payable
        to officer                                     (1,407,115)      (1,407,115)
       Long-term debt                                  (9,701,672)      (9,709,755)
       Mandatory redeemable preferred stock            (8,335,486)     (10,028,150)
     Derivative financial instruments:
       Interest rate swap                                 -               (100,303)
       Commodity price swaps and collars                  -               (524,450)

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


NOTE R - FINANCIAL INSTRUMENTS - CONTINUED


    The Company uses derivative financial instruments to reduce exposures to market risks resulting from fluctuations in interest rates and gas prices. The Company does not enter into financial instruments for trading or speculative purposes. The counter-party to these contracts is a major financial institution. Management believes that risk of loss is remote and would not be material.

    INTEREST RATE RISK MANAGEMENT

    The Company uses interest rate swaps to manage interest rate risk related to certain borrowings. Interest rate swap agreements are used to hedge bank debt and mature with these borrowings. The swaps convert the debt to fixed rate U.S. dollar liabilities. Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transactions.

    At February 29, 1996, the Company has outstanding one interest rate swap agreement, with a total notional principal amount of $9,500,000 whereby it receives the LIBOR rate in exchange for paying a fixed rate of 6.075%. The swap effectively converts the agreement's floating rate to a fixed rate of approximately 8%. The interest rate swap agreement, which matures January 26, 2000, provides that the notional principal amount will decrease as principal payments are made on the related debt.

    FUTURES CONTRACTS RISK MANAGEMENT

    The Company enters into natural gas swap and collar contracts to reduce its exposure to price risk in the spot market for natural gas. These contracts settle monthly through December 1998 and are scheduled to coincide with monthly gas production equivalent to approximately 100,000 MMBTU per month during that period. The contracts represent agreements between the Company and a third party to exchange cash based on a designated price, or a designated range of prices for collars. Prices are referenced to natural gas futures contracts traded on the New York Mercantile Exchange. Cash settlement occurs 120 days subsequent to the production month. The Company accounts for gains and losses as an adjustment of oil and gas sales in the period of the hedged production. At February 29, 1996, the Company had the following open swap and collar positions associated with anticipated production during the next three fiscal years:

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE R - FINANCIAL INSTRUMENTS - CONTINUED

                                       1997           1998           1999
                                       ----           ----           ----
    Notional MMBTU's                  1,230,000     1,200,000      1,000,000
    Weighted average fixed price
     to receive                         $2.01         $1.75          $1.75

NOTE S - FOURTH QUARTER ADJUSTMENTS

    Aggregate year end adjustments recorded in the fourth quarter reduced net earnings by approximately $201,000.

NOTE T - SEGMENTS AND MAJOR CUSTOMERS

    The Company operates in two major lines of business. Information concerning operations in these businesses is presented below. Prior year segment information is not presented as oil and gas producing activities were not significant.

                                                    Gas gathering,
                                      Oil and gas     processing
                                       producing         and
                                       activities   transportation    Corporate    Consolidated
                                      -----------   --------------    ---------    ------------
     Sales                           $ 1,051,674     $12,105,047     $      -       $13,156,721

     Depreciation, depletion
      and amortization               $   414,741     $   667,509     $     7,666    $ 1,089,916

     Operating profit (loss)         $    71,104     $ 1,218,493     $(1,181,762)   $   107,835

     Identifiable assets             $14,341,968     $14,079,582     $ 1,299,625    $29,721,175

     Capital expenditures            $11,163,375     $ 2,513,527     $    13,112    $13,690,014

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE T - SEGMENTS AND MAJOR CUSTOMERS - CONTINUED


    All customers with sales exceeding 10% of total revenue are in the gas gathering segment. Gross sales as a percentage of total revenue to these customers are as follows:

                                                      Year ended
                                             ---------------------------
                                             February 29,   February 28,
                                                 1996           1995
                                             ------------   ------------
      Customer A                               22%              18%
      Customer B                                9%              18%
      Customer C                                -               13%

    The Company's natural gas pipeline operations have a concentration of customers in the natural gas transmission, distribution and petrochemical industries. These concentrations of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by the changes in economic or other conditions. The Company's accounts receivable are generally not collateralized.

NOTE U - SUBSEQUENT EVENTS

    In addition to the new agreement the Company entered into with PCI in May 1996 as discussed in Note H, the Company had the following significant subsequent events:

    ACQUISITION OF VENTURE RESOURCES, INC.

    Effective March 1996, GPC acquired all of the outstanding shares of Venture Resources, Inc., a company with interests in natural gas gathering, processing and transmission properties located in Texas, for approximately $1,300,000. The acquisition cost approximates the fair value of the net assets acquired.

    The purchase was financed with $650,000 of proceeds from the Series N Preferred Stock and new bridge loans totaling $650,000. A payment of $275,000 on the bridge loans is due in June, 1996. Beginning July 1, 1996, the remainder of the bridge loan promissory notes is payable in quarterly installments of $93,750. The notes also provide for interest to accrue at 11% per annum. Interest is payable on the maturity date of the notes in cash or, at the election of the holders, shares of GEC common stock valued at $.35 per share. As part of the commitment, the Company also issued 168,750 shares of common stock and warrants to purchase 1,500,000 shares of common stock at $.25 per share. In the event the Company fails

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995



NOTE U - SUBSEQUENT EVENTS - CONTINUED

    ACQUISITION OF VENTURE RESOURCES, INC. - CONTINUED

    to pay the principal and interest or fulfill the warrant obligation, then upon demand of the noteholders, the Company will transfer to the noteholders up to 87% of the outstanding common stock of Venture Resources, Inc.

    AGREEMENT TO ACQUIRE TRAVERSE/TRANSCO GROUP OIL AND GAS INTERESTS

    During April 1996, the Company signed a letter of intent to acquire oil and gas working and revenue interests owned by the Traverse/Transco Group for approximately $3,300,000. The purchase will be financed from borrowings under the Company's bank credit facility. Closing is expected to occur in July 1996.

    PRIVATE OFFERING PROCEEDS

    The Company raised net proceeds of $1,190,000 in connection with its Series N preferred stock private offering subsequent to year end through the closing of the offering on May 31, 1996.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

                             SUPPLEMENTAL FINANCIAL DATA
                                     (UNAUDITED)

    The following 1996 supplemental unaudited information regarding the Company's proved oil and gas reserves, all of which are located in the United States, is presented pursuant to the disclosure requirements prescribed by the Securities and Exchange Commission and Statement of Financial Accounting Standards No. 69, DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES. Information for prior years is not presented as oil and gas producing activities were not significant.

    The reserve estimates are based primarily on reports prepared by an independent petroleum engineer and, to a lesser extent, an internally prepared reserve study. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development activities. Revision of prior year estimates can have a significant impact on the results. Also, exploration costs in one year may lead to significant discoveries in later years and may significantly change previous reserves and their valuation. Values of unproved properties and anticipated future price and cost increases or decreases are not considered. Therefore, the Standardized Measure should be viewed with caution and not construed as a "best estimate" of the fair value of the Company's oil and gas properties or of future net cash flows.

         ESTIMATED QUANTITIES OF OIL AND GAS RESERVES

                                                           Year ended
                                                       February 29, 1996
                                                        -----------------
                                                       (Oil)       (Gas)
     Proved developed and undeveloped reserves
       Beginning of period                            45,109       434,348
       Revision of previous estimates                  2,153       (25,020)
       Purchase of reserves                           32,465    11,640,150
       Extensions and discoveries                       -          186,254
       Production                                     (4,871)     (355,891)
                                                    --------   -----------
       End of period                                  74,856    11,879,841
                                                    --------   -----------
                                                    --------   -----------

     Proved developed reserves
       Beginning of period                            45,109       434,348
       End of period                                  72,956    11,066,641

    The above includes reserves of approximately 22,000 bbls and 3,534,000 MCF attributable to minority interest ownership in a consolidated subsidiary.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

                       SUPPLEMENTAL FINANCIAL DATA - CONTINUED
                                     (UNAUDITED)

        STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                                     Year ended
                                                  February 29, 1996
                                                  -----------------
     Future oil and gas revenues                      $23,547,000
     Future production and development costs           (5,665,000)
     Future income tax expense                         (1,468,000)
                                                      -----------
     Future net cash flows                             16,414,000
     Discounted at 10% for estimated timing
       of cash flows                                   (4,596,000)
                                                      -----------
     Standardized measure of discounted future
       net cash flows                                 $11,818,000
                                                      -----------
                                                      -----------

    The above estimated future income taxes are computed by applying the appropriate statutory tax rates to the future pretax net cash flows of proved reserves, net of the tax basis of the oil and gas properties and estimated statutory depletion.

    The above total standardized measure of discounted future cash flows includes $3,515,000 which is attributable to minority interest ownership in a consolidated subsidiary.

         CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS


                                                                  Year ended
                                                               February 29, 1996
                                                               -----------------
      Sales and transfers of oil and gas produced,
        net of production costs                                  $  (736,000)
      Net changes in prices and production costs                      56,000
      Extensions and discoveries, less related costs                 264,000
      Costs incurred during the period which reduced
        future development costs                                      70,000
      Revisions of previous quantity estimates                        (4,000)
      Accretion of discount                                           64,000
      Purchases of reserves                                       12,205,000
      Net change in income taxes                                    (924,000)
      Other                                                          322,000
                                                                 -----------
        Net increase                                              11,317,000
      Balance at beginning of period                                 501,000
                                                                 -----------
      Balance at end of period                                   $11,818,000
                                                                 -----------
                                                                 -----------

SIGNATURES


    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY ENERGY CORPORATION
(Registrant)                                                  Date
                                                              ----


By: /s/ L. J. Horbach                                    June 13, 1996
    -----------------------------------------
    L. J. Horbach, President


By: /s/ Neil A. Fortkamp                                 June 13, 1996
    -----------------------------------------
    Neil A. Fortkamp, Executive Vice President and
    Chief Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                              Date
                                                              ----

/s/ L. J. Horbach                                        June 13, 1996
- ----------------------------------------------
L. J. Horbach, Director


/s/ John B. Ewing                                        June 13, 1996
- ----------------------------------------------
John B. Ewing, Director


/s/ Charles Holtgraves                                   June 13, 1996
- ----------------------------------------------
Charles Holtgraves, Director


/s/ Donald L. Anderson                                   June 13, 1996
- ----------------------------------------------
Donald L. Anderson, Director