Form 10-Q
period 1996-05-31
GATEWAY ENERGY CORP/NE
filed 1996-07-22
CIK 40194

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   Form 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  May 31, 1996
                                                  ------------

            [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

                         For the transition period from
                             __________to __________

                         Commission File No.      1-4766
                                            -------------------

                           GATEWAY ENERGY CORPORATION
     ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                     44-0651207
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                          10842 Old Mill Road, Suite #5
                               Omaha, NE     68154
                               -----  --     -----
                    (Address of principal executive offices)

     Issuer's telephone number (402) 330-8268

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____X_____ No _______

                       APPLICABLE ONLY TO CORPORATE ISSUERS

     As of June 30, 1996 the Issuer had 29,178,649 shares of its common stock outstanding.

     Transitional Small Business Disclosure Format:  Yes____ No___X___

                                   FORM 10-QSB

                                     PART I

Item  1.  FINANCIAL STATEMENTS
                                                                            Page
          Unaudited Consolidated Balance Sheet
          as of May 31, 1996.                                                 5

          Unaudited Consolidated Statements of Operations for
          the three months ended May 31, 1996, and May 31, 1995.              7

          Unaudited Consolidated Statements of Cash Flows for
          the three months ended May 31, 1996, and May 31, 1995.              8

          Notes to Consolidated Financial Statements                          9

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

RESULTS OF OPERATIONS

     The following table sets forth information for the three months ended May 31, 1996 and 1995:

                                                                                 Increase
                                                     1996           1995        (Decrease)
                                                     ----           ----        ----------
     Operating Revenues                           $6,107,700     $2,375,600     $3,732,100
     Operating Margin                              1,777,600        513,400      1,264,200
     Depreciation, Depletion and Amortization        640,600        161,200        479,400
     General and Administrative                      488,200        363,600        124,600
     Other Income (Expense)                         (334,300)        50,200       (384,500)
     Net Earnings                                    293,500         36,600        256,900
     Loss Applicable to Common Stock              (1,053,800)      (504,700)      (549,100)

     GENERAL.   Natural gas prices as reflected by monthly NYMEX and El Paso index prices have increased significantly in the current quarter compared to the prior year. NYMEX and El Paso monthly index prices averaged $2.58 and $1.90 respectively, compared to $1.56 and $1.26, respectively, in the prior year.
This has resulted in increased throughput on some of the Company's systems and has also resulted in increased drilling and rework activity. Natural gas prices have remained strong through the summer months and are expected to remain steady for the remainder of the fiscal year.

     OPERATING REVENUES.   Operating revenues increased $3,732,100 over the
prior year period. Castex Energy 1995 LP, 71% owned by the Company and formed in January 1996, had revenues from sales of natural gas and oil of $928,300 in the first quarter of 1996. Gas sales revenues increased $1,768,100 from joint ventures due to price increases of $733,000, volume increases of $789,000, and gas processing revenues from higher liquids volumes of $246,000. Revenues from Fort Cobb Fuel Authority increased $195,300 due primarily to an increase in irrigation volumes resulting from extremely dry weather during the period.

     In 1996, Gateway Pipeline Company ("GPC") began marketing gas produced by an affiliate, Castex Energy, Inc. Revenues from this marketing activity were $409,200 in the first quarter. Also, GPC purchased Venture Resources, Inc. effective March 1, 1996; revenues from this acquisition were $283,400 in the first quarter.

     OPERATING MARGINS.   Operating margins are defined as operating revenues
less gas purchases, and operation and maintenance expenses. Operating margins more than doubled in the first quarter of fiscal 1997 compared to fiscal 1996, increasing by $1,264,200. The primary reason for the increase was the net margin of $682,000 generated by Castex Energy 1995 LP which acquired producing properties in January 1996. Also, higher gas prices and volume increases resulted in higher operating margins of $260,000 from joint venture operations. The remaining increase in operating margins of $322,200 resulted from the acquisition of Venture Resources, Inc. in March 1996 and natural gas sales during the first quarter from Company owned production.

     DEPRECIATION, DEPLETION AND AMORTIZATION.   Depreciation, depletion and
amortization increased $479,400 due almost entirely to $421,000 of depletion expenses from Castex Energy 1995 LP production in the first quarter of 1996. The remaining increase is due to the affect of acquisitions made after May 31, 1995.

     GENERAL AND ADMINISTRATIVE EXPENSE.   General and administrative expenses
increased $124,600 due entirely to increases in expenses at GPC and Castex Energy, Inc., the Company's Houston based operating companies. These increases are due to increased operating activities for acquisitions made during the prior year and expenses incurred by Castex Energy, Inc. as the general partner of Castex Energy 1995 LP. These operating entities also continue to incur expenses pursuing other acquisition candidates.

     OTHER INCOME (EXPENSE).   Other income (expense) decreased $384,500 due
to an increase in interest expense of $333,700 and minority interest of $54,600. Interest expense increased primarily due to $9,500,000 of debt incurred to acquire working and revenues interests in the South Lake Arthur Field resulting in interest expense of $208,500 for the quarter. Also, interest expense of $29,600 was incurred for bridge loans outstanding during the quarter ended May 31, 1996, which were used to acquire certain properties. Interest expense also includes $67,800 for the value of common stock issued for commitment fees or to extend the repayment of such bridge loans.

     NET EARNINGS.   Net earnings increased $256,900 over the prior period due
to increases in net operating margins as discussed above offset by increases in general and administrative expense and interest expense. The provision for income taxes includes only state income taxes since the Company continues to benefit from utilization of a net operating loss carryforward.

     LOSS APPLICABLE TO COMMON STOCK.   The  loss applicable to common stock
increased $549,100 over the quarter ended May 31, 1995. The increase in net earnings of $256,900 was more than offset by an increase in the provision for preferred dividends of $806,000. The provision for preferred dividends includes $693,000 for the redemption of Series C Preferred Stock resulting from the Settlement and Purchase Agreement entered into with Pipeline Capital, Inc. in May 1996 (See Note 4 to the Financial Statements). Preferred dividends on other preferred stock increased $103,800 due to the issuance of Series N since May 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended May 31, 1996 and 1995, the Company generated net cash flows from operating activities of $1,766,300 and ($28,600), respectively. The Company utilized the net cash flows from operating activities plus dividend reserves from Series N and Series G Preferred Stock to meet its dividend obligations of $555,300 in fiscal 1996 and $415,500 in fiscal 1995.

     During the first quarter of fiscal 1996, the Company raised $1,699,000, before offering costs, from the sale of Series N Preferred Stock. The Company also issued promissory notes for bridge loans in the amount of $650,000.

     The Company used the proceeds of the above financings and funds from the bank line of credit to invest $1,300,000 in natural gas gathering and delivery systems and $548,700 for drilling and exploration and other capital expenditures. At May 31, 1996, the Company had $759,500 of funds available to repay outstanding bridge loans.

     In July 1996, Castex Energy 1995 LP acquired additional working and revenue interests in the South Lake Arthur Field for $3,495,000 using funds from the bank line of credit. The Company does not anticipate significant capital expenditures during the remainder of the fiscal year.

     As of May 31, 1996, the Company has a working capital deficit of $1,799,700 which includes bridge loans and an acquisition line of credit totalling $1,745,300. The bridge loans and line of credit are expected to be refinanced or repaid by the use of cash escrowed for acquisitions, the issuance of $750,000 of Series P Preferred Stock, and the issuance of two-year promissory notes by GPC.

     Prospectively, the Company anticipates that cash flows from operating activities after meeting debt service requirements related to long-term debt will not be sufficient to fund all of its preferred stock dividend requirements. The Company is currently evaluating its alternatives which include issuing additional common equity, reducing preferred stock dividends through conversion of a portion of the preferred stock, improving the operating performance of its systems and properties and refinancing or extending the maturity dates of the acquisition line of credit and bridge loans. The Company believes a combination of the above will permit the Company to meet its preferred dividend requirements. Alternatively, the Company has the option to suspend the payment of dividends on all series of preferred stock, except Series G, without default.

     As part of its effort to change its capital structure and thereby improve its working capital position, the Company has entered into an agreement with NationsBank whereby the bank will assist the Company in its efforts to secure equity and debt financing to recapitalize its outstanding preferred stock and to make a significant acquisition. NationsBank will provide financial advisory and investment banking services, including structuring and negotiating financial aspects of any transaction.

FACTORS AFFECTING FUTURE RESULTS

     Approximately 85% of the Company's gathering and processing revenues are received under "back to back" contracts where the Company, or its joint venture partners, purchase gas at the wellhead, transport the gas and sell it to one or more customers. Accordingly, a substantial majority of the Company's revenues are affected by the price of natural gas. During times where warm winter weather conditions prevail, manufacturing needs are down or the supply of natural gas in the market is up, prices will be lower and the Company's revenues will be adversely affected. Additionally, approximately 41% of the Company's properties are managed by joint venture partners or other third parties. The ability of such parties to manage the properties efficiently affects operating costs and therefore the revenues that flow through to the Company.

     Over the next twelve to eighteen months, the Company also needs to generate additional capital to continue to make payment of preferred stock dividends. As discussed above under "Liquidity and Capital Resources", the Company believes that it has sources and methods to obtain such capital resources. There can be no assurances, however, that the Company will be successful in any or all of these capital raising activities. The state of the natural gas market, the general economic and stock market conditions and the long-term investment value of the Company's operating properties will have a significant impact upon the Company's ability to raise capital and generate funds.

     The ability of the holders of common stock of the Company to derive long-term value for their investment is dependent upon the profitable operation of the Company's properties, the long-term investment value of the Company's properties, and the ultimate ability of the Company to cause the redemption or conversion of a substantial portion of the outstanding preferred stock. The ability of the Company to derive such long-term value for the holders of the common stock is dependent upon a number of factors, many of which are outside of the control of the Company, including the ability of third parties to operate the wells drilled and adequate reserves for existing wells within the purview of the Company's gathering system properties, the ability of the third party operators to secure new gas supply and distribution contracts on profitable terms, the availability of new properties at prices that make profitable operation possible and the availability of appropriately- priced financing to secure new properties.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 1996
                                   (UNAUDITED)


                           ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $  2,460,200
  Restricted cash                                                       115,600
  Trade accounts receivable, net                                      5,457,000
  Prepaid expenses and other assets                                     680,600
                                                                   ------------
    Total current assets                                              8,713,400

PROPERTY AND EQUIPMENT - AT COST
  Gas gathering, processing and transportation                       13,167,800
  Oil and gas properties, using full cost accounting                 12,131,100
  Office furniture and other equipment                                  440,000
                                                                   ------------
                                                                     25,738,900
  Less accumulated depreciation, depletion and
   amortization                                                      (2,187,300)
                                                                   ------------
                                                                     23,551,600
OTHER ASSETS
  Cash escrowed for acquisitions                                        759,500
  Note receivable - related party                                       285,700
  Other                                                                 451,600
                                                                   ------------
                                                                      1,496,800
                                                                   ------------
                                                                   $ 33,761,800
                                                                   ------------
                                                                   ------------

         The accompanying notes are an integral part of this statement.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 1996
                                   (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                    $  1,775,200
  Current maturities of long-term debt                                2,043,300
  Accounts payable                                                    5,992,900
  Accrued expenses and other liabilities                                478,400
  Preferred dividends payable                                           223,300
                                                                   ------------
    Total current liabilities                                        10,513,100

Long-term debt, less current maturities                               8,066,800

Minority interests                                                    1,060,000

Preferred stock of subsidiary                                           470,500

Mandatory redeemable preferred stock                                  8,491,000

STOCKHOLDERS' EQUITY
  Preferred stock                                                         9,600
  Common stock- authorized, 30,000,000
    shares of $.01 par value; issued,
    28,251,224 shares                                                   282,500
  Additional paid-in capital                                         10,112,800
  Accumulated deficit                                                (5,244,500)
                                                                   ------------
    Total stockholders' equity                                        5,160,400
                                                                   ------------
                                                                   $ 33,761,800
                                                                   ------------
                                                                   ------------

         The accompanying notes are an integral part of this statement.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended May 31
                                                    ---------------------------
                                                        1996           1995
                                                    ------------   ------------
OPERATING REVENUES
 Natural gas sales                                  $  4,862,900   $  1,886,900
 Transportation                                          289,900        215,500
 Processing and other                                    954,900        273,200
                                                    ------------   ------------
                                                       6,107,700      2,375,600

OPERATING COSTS AND EXPENSES
 Cost of natural gas purchased                         3,469,500      1,341,200
 Operation and maintenance                               860,600        521,000
 General and administrative                              488,200        363,600
 Depreciation and depletion                              640,600        161,200
                                                    ------------   ------------
                                                       5,458,900      2,387,000
                                                    ------------   ------------

    Operating profit                                     648,800        (11,400)

OTHER INCOME (EXPENSE)
 Interest income                                          29,800         30,300
 Interest expense                                       (333,700)        (4,300)
 Minority interests                                      (30,400)        24,200
                                                    ------------   ------------
                                                        (334,300)        50,200
                                                    ------------   ------------

    Earnings before income taxes                         314,500         38,800

Income taxes                                              21,000          2,200
                                                    ------------   ------------

    NET EARNINGS                                         293,500         36,600

Provision for preferred dividends,
 including amortization of Series G
 offering costs of $120,500 and $114,300,
 respectively, and Series C redemption cost of
 $693,000 in 1996 (Note 4).                            1,347,300        541,300
                                                    ------------   ------------
Loss applicable to common stock                     $ (1,053,800)  $   (504,700)
                                                    ------------   ------------
                                                    ------------   ------------
Loss per common share                               $      (0.04)  $      (0.02)
                                                    ------------   ------------
                                                    ------------   ------------
Number of shares used in
 computing the loss per
 common share                                         27,335,744     25,860,200
                                                    ------------   ------------
                                                    ------------   ------------

        The accompanying notes are an integral part of these statements.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Three Months Ended May 31
                                                    ---------------------------
                                                        1996           1995
                                                    ------------   ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities-
  Net earnings                                      $    293,500     $   36,600
Adjustments to reconcile net earnings to net
  cash provided by operating activities-
    Depreciation, depletion and amortization             640,600        161,200
    Amortization of deferred income                       -             (10,800)
    Minority interest in net income (loss) of
      subsidiaries                                        30,400        (24,300)
    Compensation accrued under stock award plans         (22,200)         -
    Stock issued for fees and interest                    67,800          -

Increase (decrease) in cash and cash
  equivalents resulting from changes in-
    Trade accounts receivable                         (1,415,200)        48,500
    Prepaid expenses and other current assets           (517,000)       (43,600)
    Accounts payable                                   2,370,500        (84,100)
    Accrued expenses and other liabilities               317,900       (112,100)
                                                    ------------   ------------
      Net cash provided by operating activities        1,766,300        (28,600)
                                                    ------------   ------------
Cash flows from investing activities-
    Capital expenditures                                (548,700)      (497,300)
    Proceeds from sale of property                        -              11,400
    Acquisition of businesses, net of cash
      acquired of $79,900 in 1996.                    (1,262,400)       (36,900)
    Advances on notes receivable                          (7,000)       (12,000)
    Payment of note receivable                            -             150,000
    Other                                                 36,700        (39,000)
                                                    ------------   ------------

      Net cash used in investing activities           (1,781,400)      (423,800)
                                                    ------------   ------------
Cash flows from financing activities-
   (Increase) decrease in escrowed cash                  (69,300)        50,600
   Payments on borrowings                               (999,000)       (17,900)
   Proceeds from borrowings                            1,157,500          -
   Redemption of preferred stock                         (73,300)         -
   Proceeds from sale of preferred stock               1,442,200        848,600
   Preferred dividends paid                             (555,300)      (415,500)
                                                    ------------   ------------
      Net cash provided by financing activities          902,800        465,800
                                                    ------------   ------------

Net change in cash and cash equivalents                  887,700         13,400
Cash and cash equivalents at beginning of period       1,572,500        337,900
                                                    ------------   ------------
Cash and cash equivalents at end of period          $  2,460,200   $    351,300
                                                    ------------   ------------
                                                    ------------   ------------

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

     The consolidated financial statements include the accounts of Gateway Energy Corporation ("GEC"), its joint venture investments, and its majority owned subsidiaries, Gateway Pipeline Company ("GPC"), Fort Cobb Oklahoma Irrigation Fuel Authority L.L.C. ("Fort Cobb") Shoreham Gathering Company ("SGC"), Castex Energy Inc. ("Castex"), Castex Energy 1995 LP ("Castex LP") and Ozark Natural Gas Company ("Ozark"), all collectively referred to as the "Company". The Company's investments in its joint ventures are accounted for using the proportional consolidation method. All significant intercompany transactions have been eliminated in consolidation.

     The Company purchases, develops, owns, and operates natural gas gathering pipeline systems and processing plants and related facilities in the southwestern states of Texas, New Mexico, Oklahoma and Louisiana, both internally and through joint ventures. The Company also owns a local natural gas distribution company in Oklahoma and conducts oil and gas development and production activities, primarily in Louisiana.

     (2)  Acquisitions

     Effective March 1, 1996, GPC acquired all of the outstanding common stock of Venture Resources, Inc. ("Venture") for $1,300,000 in cash. Effective May 1, 1996, GPC also acquired the remaining partnership interest in a gas gathering system in Oklahoma for $100,000 in cash. Venture's assets include gas gathering systems in Louisiana, Texas and Oklahoma consisting of 50 miles of various size pipe and related rights of way, easements and other facilities. The purchase was accounted for using the purchase method of accounting and the acquisition cost was equal to the fair value of the assets acquired.

     The acquisitions were financed using $750,000 of proceeds from the issuance of Series N Preferred Stock and the issuance of bridge loans in the amount of $650,000. Such bridge loans will be repaid by the issuance of permanent two-year promissory notes to be issued by GPC.

    Assuming the acquisitions noted above, and the acquisitions of a) Castex Energy 1995 LP in January 1995, b) Shoreham Gathering Company in December 1995, and c) Guymon Pipeline July 1995, occurred at the beginning of fiscal 1995, the proforma consolidated results of operations for the first quarter of fiscal 1995 would be as follows:

             Revenues                         $3,749,800
             Net Earnings                        268,000
             Loss applicable to common stock    (397,700)
             Loss per common share                  (.02)

     (3)  Notes Payable

     Notes payable consist of the following at May 31, 1996.

          Acquisition line of credit                 $   510,900
          Bridge loans                                 1,215,200
          Other                                           49,100
                                                     -----------
                                                      $1,775,200
                                                     -----------
                                                     -----------

     On March 27, 1996, the Company issued a 11% promissory note for $275,000 due on August 15, 1996. Interest is payable on the maturity date in cash, or at the election of the holder, in common stock valued at $.35 per share. The Company issued 78,750 shares as a commitment fee for the loan. The balance has been reduced to $190,200 at May 31, 1996, with proceeds from the sale of the Venture Units (See below).

     On March 27, 1996, the Company issued various 11% promissory notes due April 1, 1997, totaling $375,000. The Company issued 100,000 shares of common stock and warrants to purchase 1,500,000 shares at $.25 per share as a commitment fee for the loan. In June 1996, the holders of these promissory notes elected to convert such notes into 36 Venture Units currently being issued by GPC. Each Venture Unit consists of a Convertible Promissory Note of $10,196, 1,153 shares of the Company's common stock and warrants to purchase 10,196 shares of the Company's common stock for $.26 per share for a period of 24 months. The Promissory Note is convertible into the Company's common stock at any time at a rate of $.40 per share.

     The Company has pledged 87% of the common stock of Venture Resources, Inc. as collateral for the notes.

     On May 31, 1996, the holder of a $650,000 promissory note issued in return for a bridge loan, agreed to extend the principal payment date until February 28, 1997. The Company issued 250,000 shares of common stock in connection with such extension and will amortize the cost over the remaining period of the note.

     (4)  Sponsorship Agreement

     The Company had a sponsorship agreement with Pipeline Capital, Inc. ("PCI") whereby PCI raised funds and assisted the Company in acquiring properties. For these services, the agreement provided for an "Exit Amount" due PCI five or seven years from the date of the agreement. Series C Preferred Stock was issued to PCI to evidence this Exit Amount. The Company and PCI disagreed on the calculation of the Exit Amount and the continued involvement of PCI in obtaining capital and securing properties in light of changes in the Company's operations. Therefore, on May 6, 1996, the Company and PCI entered into a Settlement and Purchase Agreement which provides for the following:

     o The Company repurchased the 56.5 shares of Series C Preferred Stock owned by PCI, representing its right to receive the Exit Amount and the 10% interest in defined net operating cash flows for $480,000 represented by a promissory note requiring payments of $10,000 per month commencing July 1, 1996 and ending June 1, 2000. The Company may, at its option, prepay all of the note at a discount rate of 8%.

     o PCI executed a new promissory note in the amount of $278,728 plus interest at 7% per annum representing all advances to PCI to date. All principal and interest on this note will be offset against the amounts which are payable to PCI upon a "Payment Event" under the Series O Preferred Stock, described below.

     o The Company issued to PCI one share of its Series O Preferred Stock which is non-voting and has no dividend rights. Upon the following described events, payments will be made to PCI as described below:

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

     o The Company has agreed to consider on a property-by-property basis, engaging PCI to act as a finder and complete all reasonable and necessary due diligence on future property acquisitions and to pay fees based on a formula for all such properties actually acquired.


     As a result of this settlement the Company recorded, during the first quarter, a charge to earnings of $693,000. This charge includes the discounted present value of the note payable to PCI for the purchase of Series C Preferred Stock and the amount of the note receivable from PCI described above. No external appraisal of the Company has been performed, however, the amount represents the Company's estimate of the value of Series O Preferred Stock issued to PCI. Prospectively, the Company will adjust the Series O Preferred Stock value through charges to earnings for future changes in the estimated fair value of the Company.

     (5)  Series N Preferred Stock

     On May 31, 1996, the Company terminated the sale of the Series N Preferred Stock. Through that date, the Company had raised $5,601,000, before offering and issuance costs, since the initial sale in February 1995. The Company has determined that other sources of capital should be pursued to finance its growth and expansion.

     (6)  Subsequent Events

     Effective July 1, 1996, the Company acquired additional oil and gas working and revenue interests in the South Lake Arthur Field in Louisiana. The purchase price of $3,495,000 was provided by drawing additional funds under the Company's bank credit facility initiated in January 1996. The purchase price is subject to certain post closing adjustments.

     In July 1996, the Company entered into an agreement with NationsBank whereby NationsBank will, for an exclusive period of six months, assist the Company in its efforts to secure financing for a) a yet to be determined acquisition and b) recapitalization of the Company's preferred stock. NationsBank will provide financial advisory and investment banking services, including structuring and negotiating financial aspects of any transaction. Fees for the above services include amounts based on a percentage of the financing acquired plus a fixed monthly fee.