Form 10QSB/A
period 1996-05-31
GATEWAY ENERGY CORP/NE
filed 1996-07-24
CIK 40194

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                FORM 10-QSB/A-1
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31,1996
                                                  -----------

             [] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from
                                      to
                         -------------   -------------

                        Commission File No.     1-4766
                                           ----------------

                          GATEWAY ENERGY CORPORATION
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             DELAWARE                                 44-0651207
   -------------------------------        ------------------------------------
   (State or other jurisdiction of        (IRS Employer Identification Number)
    incorporation or organization)


                         10842 Old Mill Road, Suite #5
                             OMAHA, NE  68154
                             -----  --  -----
                   (Address of principal executive offices)

     Issuer's telephone number (402) 330-8268

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   X     No
             -------     ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of June 30, 1996 the Issuer had 29,178,649 shares of its common stock outstanding.

     Transitional Small Business Disclosure Format:  Yes      No  X
                                                        -----   -----

                                  PART II

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits:

            11     Statement re Computation of Per Share
                   Earnings, filed herewith.

            21     Subsidiaries, filed herewith.

            27     Financial Data Schedule, filed herewith.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GATEWAY ENERGY CORPORATION


                                                /s/ Neil A. Fortkamp
                                                --------------------------
                                                Chief Financial Officer

July 22, 1996
- -------------
(Date)