Form 10QSB
period 1996-08-31
GATEWAY ENERGY CORP/NE
filed 1996-10-15
CIK 40194

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                     Form 10-QSB

                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended  August 31, 1996

        [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                            For the transition period from
                                          to
                                ----------   ----------

                           Commission File No.       1-4766
                                              -------------

                              GATEWAY ENERGY CORPORATION
        ----------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)


        Delaware                                          44-0651207
-------------------------------            ------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

                            10842 Old Mill Road, Suite #5
                               Omaha, NE     68154
                       ----------------------------------------
                       (Address of principal executive offices)

    Issuer's telephone number (402) 330-8268

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X       No
    -----------    -------

APPLICABLE ONLY TO CORPORATE ISSUERS

    As of September 30, 1996 the Issuer had 34,627,992 shares of its common stock outstanding.

    Transitional Small Business Disclosure Format:  Yes     No   X
                                                       ----   -------

                                     FORM 10-QSB


                                       PART  I

ITEM  1. FINANCIAL STATEMENTS
                                                                            Page
         Unaudited Consolidated Balance Sheet
         as of August 31, 1996.                                              6

         Unaudited Consolidated Statements of Operations for
         the three months and six months ended August 31, 1996,
         and August 31, 1995.                                                8

         Unaudited Consolidated Statements of Cash Flows for
         the six months ended August 31, 1996,
         and August 31, 1995.                                                9

         Notes to Consolidated Financial Statements                         10


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

RESULTS OF OPERATIONS

    Natural gas prices as reflected by the monthly NYMEX index prices averaged $2.44 and $2.51 for the three months and six months ended August 31, 1996, compared to $1.56 in each of the comparable periods in 1995. El Paso index prices were also higher reflecting continued demand for natural gas and lower storage volumes than normal. These high prices have resulted in increased drilling and production activities and producers have also invested capital funds to rework and improve production on existing wells. Natural gas prices continue to be strong into October as the heating season begins.

THREE MONTHS ENDED AUGUST 31, 1996 COMPARED TO AUGUST 31, 1995.

   The following table sets forth information for the three months ended August 31, 1996 and 1995:

                                                                  Increase
                                            1996        1995     (Decrease)
                                         ----------  ----------  ----------
Operating Revenues                       $6,229,700  $2,841,200  $3,388,500
Operating Margin                          1,755,300     703,700   1,051,600
Depreciation, Depletion and Amortization    820,300     159,400    660,900
General and Administrative                  552,900     425,700    127,200
Other Income (Expense)                     (570,300)     23,300    (547,000)
Net Earnings                               (194,500)    136,100    (330,600)
Loss Applicable to Common Stock            (875,400)   (483,000)   (392,400)

    OPERATING REVENUES.   Operating revenues increased $3,388,500 or 20% over
the prior year period. Castex Energy 1995 LP, 71% owned by the Company and formed in January 1996, had revenues from oil and gas sales of $1,354,900 in the second quarter of 1996. Gas sales revenues from joint ventures increased $1,492,400 due to price increases of $450,000 and volume increases of $835,200. Gas processing revenues increased $207,200 due to increased volumes of gas processed. Revenues from Fort Cobb Fuel Authority decreased $200,000 due to a decrease in irrigation volumes resulting from favorable growing conditions.

    In 1996, Gateway Pipeline Company ("GPC") began marketing gas produced by an affiliate, such revenues were $421,000 in the second quarter. Revenues from Venture Resources, Inc, acquired March 1, 1996, were $310,000 in this quarter.

    OPERATING MARGINS.   Operating margins are defined as operating revenues
less gas purchases, and operation and maintenance expenses. Operating margins increased $1,051,600 or 150% over the prior year period. The increase was primarily from Castex LP which generated $1,153,000 of operating margin for the period. Operating margins from other operations were adversely affected by higher operating and maintenance expenses and excessive line losses at Fort Cobb.

    DEPRECIATION AND DEPLETION.   Depreciation and depletion increased $660,900
due almost entirely to $595,000 of depletion from Castex LP oil and gas production. The remaining increase in depreciation is due to the acquisition of Venture Resources, Inc. in March 1996.

    GENERAL AND ADMINISTRATIVE EXPENSE.   General and administrative expenses
increased by $127,200 or 30% over the prior year period. Expenses increased at GPC and Castex Energy by $107,000, reflecting increases in personnel to manage Castex LP and other properties acquired. Corporate expenses increased by $31,000 due to higher accounting and legal fees.

    OTHER INCOME (EXPENSE).   Other income (expense) decreased $547,000 due
to an increase in interest expense of $345,000 and a charge to earnings of $200,000 to reflect the loss on the Guymon Pipeline System purchased in July 1995. Interest expense increased primarily due to $289,000 of interest on the bank line of credit obtained by Castex LP and $35,000 of other interest reflecting the cost of bridge loans and short-term notes. The Company has received an unsolicited offer to purchase the Guymon Pipeline and in September 1996 entered into a Letter of Intent to sell the pipeline for $575,000 in cash. As a result, the Company recorded a $200,000 loss in the second quarter to reflect the difference in the carrying cost and the net proceeds from the anticipated sale. (See Notes to the Financial Statements.)

    NET EARNINGS.   Net earnings decreased $330,600 from the prior year
largely as the result of higher general and administrative costs of $127,200 and the charge to reflect the loss on Guymon Pipeline of $200,000. Also, higher margins on joint venture properties and acquisitions were offset by the decrease in margins from Fort Cobb due to unusually favorable growing conditions during July and August.

    LOSS APPLICABLE TO COMMON STOCK.   The  loss applicable to common stock
increased $392,400 over the prior year period. The increase reflected the decrease in net earnings and an increase in preferred stock dividends of $100,000 reflecting the additional sales of Series N Preferred Stock offset by conversions and redemptions of the Series G Preferred Stock.

SIX MONTHS ENDED AUGUST 31, 1996 COMPARED TO AUGUST 31, 1995.

   The following summary sets forth information for the six months ended August 31, 1996 and 1995:

                                                                   Increase
                                             1996        1995     (Decrease)
                                         -----------  ----------  ----------
Operating Revenues                       $12,604,000  $5,216,800  $7,387,200
Operating Margin                           3,532,900   1,216,900   2,316,000
Depreciation, Depletion and Amortization   1,460,900     320,300   1,140,600
General and Administrative                 1,041,100     789,300     251,800
Other Income (Expense)                      (904,600)     73,500    (978,100)
Net Earnings                                  99,000     172,700     (73,700)
Loss Applicable to Common Stock           (1,929,200)   (942,700)   (986,500)

    OPERATING REVENUES.   Operating revenues increased $7,387,200 or 142%. Of
this increase, $2,336,000 was attributable to gas and oil sales of Castex LP, acquired in January 1996. Joint venture revenues increased $3,095,000 due to an increase in volumes of $2,416,000 and price increases of $679,000. Gas processing revenues increased by $419,000 due to increases in throughput at the Company's processing plants.

    In 1996, Gateway Pipeline Company ("GPC") began marketing gas produced by an affiliate, such marketing activities generated $800,000 in revenues during the current period. Also, GPC acquired Venture Resources, Inc. in March 1996; revenues attributable to this acquisition were $591,000 in this six- month period.

    OPERATING MARGINS. Operating margins increased $2,316,000 or 190% over the similar period in the prior year. Castex LP, acquired in January 1996, generated operating margins of $1,956,000. Joint venture margins increased $295,000 due to higher volumes and prices but offset by increased operating and maintenance expense. Margins decreased at Fort Cobb by $159,000 due to higher cost of gas resulting from line losses and higher operating expenses.

    Operating margins from acquisitions made in 1996 by GPC increased by $200,000 in the six month period. Other increases in operating margins were offset by legal fees incurred to defend the

Company against a claim filed against one of the Company's joint ventures. The claim was settled at mediation in May 1996.

    DEPRECIATION AND DEPLETION.   Depreciation and depletion increased by
$1,140,600 due primarily from depletion on Castex LP of $1,017,100. Other depreciation increases of $123,500 resulted from acquisitions made after August 31, 1995, along with minimal capital expenditures on existing properties.

    GENERAL AND ADMINISTRATIVE EXPENSE.   General and administrative expenses
increased $251,800 due primarily to increases in costs for the Company's Houston operations. These costs increased $230,000 as a result of increased personnel costs to manage Castex LP and properties acquired, increased rent and increased legal and accounting fees. Increase of other corporate expenses for accounting and legal fees were offset by reduced management fees on Fort Cobb.

    OTHER INCOME (EXPENSE).   Other income (expense) decreased by $978,100
due primarily to increased interest expense and the $200,000 charge for the
loss on the Guymon Pipeline System.   Interest expense increased $673,800
from interest charges of $497,100 on Castex LP and interest expense on bridge loans and other short-term notes of $176,700. Interest expense includes the cost of common stock issued for commitment fees for this short-term financing.

    NET EARNINGS.   Net earnings decreased $73,700 over the prior period.
Operating margin increases were offset by higher general and administrative costs, interest expense and the charge for impairment of asset value.

    LOSS APPLICABLE TO COMMON STOCK.   The  loss applicable to common stock
increased $986,500 over the prior year period. In addition to the decrease in net earnings of $125,100 preferred stock dividends increased $207,000 reflecting additional sales of Series N offset by conversions and redemptions of the Series
G. In addition, preferred stock dividends includes $693,000 for the redemption of Series C Preferred Stock resulting from the Settlement and Purchase Agreement entered into with Pipeline Capital, Inc. in May 1996 (See Note 4 to the Financial Statements).


LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended August 31, 1996 and 1995, the Company generated net cash flow from operating activities of $1,590,000 and 360,600, respectively. The net cash flows from operating activities plus dividend reserves from Series N and Series G Preferred Stock were used to meet its dividend obligations. In addition, a portion of the cash generated from operating activities was used to reinvest in a drilling program at Castex LP and to reduce the bank line of credit used to acquire the South Lake Arthur interests.

    During the first six months of fiscal 1997, the Company raised $1,699,000, before offering costs, from the sale of Series N Preferred Stock. The Company also issued promissory notes for bridge loans in the amount of $650,000 and raised $583,000 through the sale of two year convertible notes. The Company also issued promissory notes in the amount of $150,000 to certain shareholders.

    The Company used the proceeds from the above financings to invest $1,300,000 in natural gas gathering systems and to repay bridge loans issued in connection with the purchase of these systems. The proceeds from the promissory notes to stockholders were used to provide working capital for the Company.

    In July 1996, Castex Energy 1995 LP acquired additional working interests in the South Lake Arthur Field for $3,371,400. Castex LP also expended $431,700 for drilling costs and additional prospects. Castex LP plans to drill three additional wells in this fiscal year. Funds for the acquisition and the costs of drilling were supplied by additional draws from the bank line of credit and by cash flows from the partnership's operating activities.

    As of August 31, 1996, the Company had a working capital deficit of $1,639,400 which includes bridge loans of $723,600 which are expected to be repaid through issuance of two-year notes and other permanent financing. The working capital deficit is caused largely by the current maturity of the bank line of credit in Castex LP. Although this results in a temporary deficit, cash flow from Castex LP is expected to be sufficient to meet this obligation.

    The Company has temporarily suspended the payment of Series G dividends effective with the October 1 payment. Revenues from the properties purchased with Series G proceeds were not sufficient to meet the dividend requirements and the requirement of $215,000 for a deposit with a supplier of gas on one of the Company's delivery systems. The Company intends to resume payment of dividends when revenues from the properties purchased with the proceeds of Series G are sufficient to repay the deposit.

    Prospectively, the Company anticipates that cash flows from operating activities after meeting debt service requirements related to long-term debt will not be sufficient to fund all of its preferred stock dividend requirements. The Company is currently evaluating its alternatives which include issuing additional common equity, reducing preferred stock dividends through conversion of the preferred stock, improving the operating performance of its systems and properties and refinancing or extending the maturity dates of the bridge loans. The Company believes that a combination of the above will permit the Company to meet its other dividend requirements. Alternatively, the Company has the option to suspend the payment of dividends on all series of preferred stock, except Series G, without default.

    As part of its effort to change its capital structure, thereby improving its working capital position and overall cash flow, the Company is actively seeking a third party to assist in its effort to exchange the existing preferred stocks. This third party will assist in designing securities, developing strategies for implementation and securing additional debt and equity financing for future acquisitions.

FACTORS AFFECTING FUTURE RESULTS

    Approximately 85% of the Company's gathering and processing revenues are received under "back to back" contracts where the Company, or its joint venture partners, purchase gas at the wellhead, transport the gas and sell it to one or more customers. Accordingly, a substantial majority of the Company's revenues are affected by the price of natural gas. During times when warm winter weather conditions prevail, manufacturing needs are down or the supply of natural gas in the market is up, prices will be lower and the Company's revenues will be adversely affected. Additionally, approximately 41% of the Company's properties are managed by joint venture partners or other third parties. The ability of such parties to manage the properties efficiently affects operating costs and therefore the revenues that flow through to the Company.

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

    The ability of the holders of common stock of the Company to derive long-term value for their investment is dependent upon the profitable operation of the Company's properties, the long-term investment value of the Company's properties, and the ultimate ability of the Company to cause the redemption or conversion of a substantial portion of the outstanding preferred stock. The ability of the Company to derive such long-term value for the holders of the common stock is dependent upon a number of factors, many of which are outside of the control of the Company, including the ability of third parties to operate the wells drilled and adequate reserves for existing wells within the purview of the Company's gathering system properties, the ability of the third party operators to secure new gas supply and distribution contracts on profitable terms, the availability of new properties at prices that make profitable operation possible and the availability of appropriately priced financing to secure new properties.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                   AUGUST 31, 1996
                                     (UNAUDITED)


                        ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                       $  1,546,900
 Restricted cash                                                       94,700
 Trade accounts receivable, net                                     4,956,200
 Prepaid expenses and other assets                                    644,800
                                                                 ------------
   Total current assets                                             7,242,600

PROPERTY AND EQUIPMENT - AT COST
 Gas gathering, processing and transportation                      13,084,800
 Oil and gas properties, using full cost accounting                15,522,600
 Office furniture and other equipment                                 441,800
                                                                 ------------
                                                                   29,049,200
 Less accumulated depreciation, depletion and
   amortization                                                    (2,874,600)
                                                                 ------------
                                                                   26,174,600
OTHER ASSETS
 Cash escrowed for acquisitions                                         2,500
 Note receivable - related party                                      289,000
 Other                                                                526,400
                                                                 ------------
                                                                      817,900
                                                                 ------------
                                                                 $ 34,235,100
                                                                 ------------
                                                                 ------------

         The accompanying notes are an integral part of this statement.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                   AUGUST 31, 1996
                                     (UNAUDITED)


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                                     $  969,700
 Current maturities of long-term debt                               2,826,300
 Accounts payable                                                   4,094,800
 Accrued expenses and other liabilities                               783,700
 Preferred dividends payable                                          207,500
                                                                 ------------
   Total current liabilities                                        8,882,000

Long-term debt, less current maturities                            10,642,700

Minority interests                                                  1,091,500

Preferred stock of subsidiary                                         470,500

Mandatory redeemable preferred stock                                8,313,800

STOCKHOLDERS' EQUITY
 Preferred stock                                                        9,400
 Common stock- authorized, 75,000,000
   shares of $.01 par value; issued,
   32,708,953 shares                                                  327,100
 Additional paid-in capital                                        10,477,800
 Accumulated deficit                                               (5,979,700)
                                                                 ------------
     Total stockholders' equity                                     4,834,600
                                                                 ------------
                                                                $  34,235,100
                                                                 ------------
                                                                 ------------

         The accompanying notes are an integral part of this statement.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                          Three Months Ended August 31, Six Months Ended August 31

                                                              1996           1995           1996           1995
                                                          -----------    -----------    -----------    -----------
OPERATING REVENUES
 Natural gas sales                                        $ 5,512,300    $ 2,397,400     11,054,400      4,284,300
 Transportation                                               272,800        193,400        562,600        409,000
 Processing and other                                         444,600        250,400        987,000        523,500
                                                          -----------    -----------    -----------    -----------
                                                            6,229,700      2,841,200     12,604,000      5,216,800

OPERATING COSTS AND EXPENSES
 Cost of natural gas purchased                              3,515,500      1,581,900      7,251,600      2,923,100
 Operation and maintenance                                    958,900        555,600      1,819,500      1,076,800
 General and administrative                                   552,900        425,700      1,041,100        789,300
 Depreciation and depletion                                   820,300        159,400      1,460,900        320,300
                                                          -----------    -----------    -----------    -----------
                                                            5,847,600      2,722,600     11,573,100      5,109,500
                                                          -----------    -----------    -----------    -----------
 Operating profit                                             382,100        118,600      1,030,900        107,300

OTHER INCOME (EXPENSE)
 Interest income                                               31,000         16,500         59,700         46,800
 Interest expense                                            (362,700)       (17,100)      (695,300)       (21,500)
 Minority interests                                           (38,600)        23,900        (69,000)        48,200
 Loss on Guymon Pipeline                                     (200,000)             -       (200,000)
                                                          -----------    -----------    -----------    -----------
                                                             (570,300)        23,300       (904,600)        73,500
                                                          -----------    -----------    -----------    -----------
      Earnings before income taxes                           (188,200)       141,900        126,300        180,800

Income taxes                                                    6,300          5,800         27,300          8,100
                                                          -----------    -----------    -----------    -----------
      NET EARNINGS                                           (194,500)       136,100         99,000        172,700

Provision for preferred dividends,
 including amortization of Series G
 offering costs of $120,500, $114,300, $241,000 and
 $228,500,  respectively, and Series C redemption
 cost of $ -0- and $693,000 in 1996 (Note 4).                 680,900        574,100      2,028,200   $  1,115,400
                                                          -----------    -----------    -----------    -----------
Loss applicable to common stock                            $ (875,400)    $ (438,000)   $(1,929,200)      (942,700)
                                                          -----------    -----------    -----------    -----------
                                                          -----------    -----------    -----------    -----------
Loss per common share                                         $ (0.03)       $ (0.02)       $ (0.07)       $ (0.04)
                                                          -----------    -----------    -----------    -----------
                                                          -----------    -----------    -----------    -----------
Number of shares used in
  computing the loss per
  common share                                             30,231,300     25,986,100     28,746,000     25,860,900
                                                          -----------    -----------    -----------    -----------
                                                          -----------    -----------    -----------    -----------


         The accompanying notes are an integral part of these statements.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                              Six  Months Ended August 31
                                                              ---------------------------
                                                                  1996           1995
                                                              ------------   ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities-
 Net earnings                                                   $   99,000     $  172,700
Adjustments to reconcile net earnings to net
 cash provided by operating activities-
   Depreciation, depletion and amortization                      1,460,900        320,300
   Loss on Guymon Pipeline                                         200,000              -
   Amortization of deferred income                                       -        (21,500)
   Minority interest in net income (loss) of subsidiaries           69,000        (48,200)
   Compensation accrued under stock award plans                     (4,100)        21,200
   Stock issued for fees and interest                               84,600              -

Increase (decrease) in cash and cash
 equivalents resulting from changes in-
   Trade accounts receivable                                      (914,400)       (22,200)
   Prepaid expenses and other current assets                      (264,400)      (357,200)
   Accounts payable                                                347,800        375,800
   Accrued expenses and other liabilities                          423,300        (80,300)
                                                              ------------   ------------
       Net cash provided by operating activities                 1,501,700        360,600
                                                              ------------   ------------
Cash flows from investing activities-
   Capital expenditures                                           (677,600)      (819,100)
   Acquisition of businesses, net of cash
       acquired of $79,900 in 1996.                             (4,833,800)    (1,114,200)
   Payments (advances) on notes receivable                          (7,000)       113,600
   Other                                                           (53,000)        52,800
                                                              ------------   ------------

       Net cash used in investing activities                    (5,571,400)    (1,766,900)
                                                              ------------   ------------
Cash flows from financing activities-
   (Increase) decrease in escrowed cash                            708,500        590,300
   Payments on borrowings                                       (2,152,000)      (236,400)
   Proceeds from borrowings                                      5,264,700        390,000
   Redemption of preferred stock                                   (96,000)             -
   Net proceeds from sale of preferred stock                     1,430,600      1,874,800
   Preferred dividends paid                                     (1,111,800)      (868,500)
                                                              ------------   ------------
       Net cash provided by financing activities                 4,044,000      1,750,200
                                                              ------------   ------------

Net change in cash and cash equivalents                            (25,700)       343,900
Cash and cash equivalents at beginning of period                 1,572,600        337,900
                                                              ------------   ------------
Cash and cash equivalents at end of period                     $ 1,546,900     $  681,800
                                                              ------------   ------------
                                                              ------------   ------------


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

    Effective July 1, 1996, the Company acquired additional oil and gas working interests in the South Lake Arthur Field in Louisiana. The purchase price of $3,371,400 was provided by cash generated from operations of Castex LP and additional funds advanced under the Company's bank credit facility initiated in January 1996. These working interests were in the same wells in which interests were purchased in January 1996.

    Assuming the acquisitions noted above occurred at the beginning of fiscal 1995, the pro forma consolidated results of operations for the three months and six months ended August 31, 1996 and 1995 would be as follows:


                                                 1996                           1995
                                      --------------------------     -------------------------
                                         THREE            SIX          THREE           SIX
                                         MONTHS          MONTHS        MONTHS         MONTHS
                                      ------------     ----------    ----------     ----------
    Revenues                           $6,379,700     $13,314,700    $3,541,200     $6,616,800
    Net Earnings                         (182,500)        183,000       199,100        305,700
    Loss applicable to common stock      (863,400)     (1,845,200)     (401,000)      (845,700)
    Loss per common share                    (.03)           (.07)         (.02)          (.03)




    (3)  Notes Payable

    Notes payable consists of the following at August 31, 1996.

    Bank                                             $   150,000
    Bridge loans                                         723,600
    Other                                                 96,100
                                                     -----------
                                                        $969,700
                                                     -----------
                                                     -----------

    On March 27, 1996, the Company issued a 11% promissory note for $275,000 due on August 15, 1996. Interest is payable on the maturity date in cash, or at the election of the holder, in common stock valued at $.35 per share. The Company issued 78,750 shares as a commitment fee for the loan. The balance of $73,600 at August 31, 1996, was extended to September 9, 1996, and was repaid with funds obtained from a working capital loan (See below).

    On May 31, 1996, the holder of a $650,000 promissory note issued in return for a bridge loan, agreed to extend the principal payment date until February 28, 1997. The Company issued 250,000 shares of common stock in connection with such extension and will amortize the cost over the remaining period of the note.

    On August 30, 1996, the Company executed a promissory note with Intrust Bank in the amount of $150,000. The note bears interest at the rate of 9.25% and is due October 31, 1996. The proceeds of the note were used to provide a deposit for gas purchases on one of the Company's delivery systems.


    (4)  Long-term Debt

    Long-term debt at August 31, 1996, consists of the following:


    Bank credit agreement              $12,064,800
    Two-year convertible notes             554,200
    Shareholders (See Note 8)              150,000
    Officers and Directors                 160,000
    Other                                  540,000
                                       -----------
                                        13,469,000

    Less Current Maturities              2,826,300
                                       -----------

                                       $10,642,700
                                       -----------
                                       -----------

    In July 1996, the Company increased its borrowings by $3,371,400 under the bank credit agreement to purchase additional interests in the South Lake Arthur field. The Company also issued two-year convertible notes in the amount of $554,200, the proceeds of which were used to repay bridge loans issued in connection with the acquisition of Venture Resources, Inc. Eighty-seven percent of the common stock of Venture has been pledged as collateral for these notes.

    The Company issued a promissory note to an investment banker in the amount of $200,000 in April 1996 in consideration of fees due under a financing agreement. Payments of $9,200 are due monthly over a twenty-four month period.

     As more fully described in Note 5, the Company issued a promissory note for the repurchase of Series C Preferred Stock.

    (5)  Sponsorship Agreement

    The Company had a sponsorship agreement with Pipeline Capital, Inc. ("PCI") whereby PCI raised funds and assisted the Company in acquiring properties. For these services, the agreement provided for an "Exit Amount" due PCI five or seven years from the date of the agreement. Series C Preferred Stock was issued to PCI to evidence this Exit Amount. The Company and PCI disagreed on the calculation of the Exit Amount and the continued involvement of PCI in obtaining capital and securing properties in light of changes in the Company's operations. Therefore, on May 6, 1996, the Company and PCI entered into a Settlement and Purchase Agreement which provides for the following:

    - The Company repurchased the 56.5 shares of Series C Preferred Stock owned by PCI, representing its right to receive the Exit Amount and the 10% interest in defined net operating cash flows for $480,000 represented by a promissory note requiring payments of $10,000 per month commencing July 1, 1996 and ending June 1, 2000. The Company may, at its option, prepay all of the note at a discount rate of 8%.

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

    (6)  Loss on Guymon Pipeline

    On September 26, 1996, the Company's subsidiary, Gateway Pipeline
Company, executed a Letter of Intent to sell the Guymon Pipeline in Texas County, Oklahoma for $575,000 in cash. The closing is scheduled for November 1, 1996. As a result, the Company recorded a $200,000 loss in the Statement of Operations for the difference in the anticipated net proceeds from the sale and the carrying cost of the asset. The original carrying cost included $140,000 of contingent finder's fees which may be recoverable after the asset is sold. The Company is also seeking to recover damages of approximately $100,000 from the previous owner of the property.

    Any recovery of finder's fees and damages will be recognized when received.

    (7)  Common Stock

    Effective July 25, 1996, the Company restated its Articles of
Incorporation and increased the common stock authorized for issuance from 30,000,000 shares to 75,000,000 shares.

    (8)  Subsequent Events

    On September 27, 1996, the Company obtained a working capital Line of Credit from Intrust Bank with maximum borrowings of $400,000. Such line bears interest at the rate of 9.25% and is due September 27, 1997. The Line of Credit is collateralized by the Company's ownership in the El Paso system and is guaranteed in part by certain shareholders of the Company. In addition, the Company also executed Promissory Notes to these certain shareholders in the amount of $150,000. Such Promissory Notes are non-interest bearing and mature in July 1998. The Company issued 450,000 shares of common stock to these shareholders for the guarantee of the Intrust Bank Note and interest through July 1998. The Company also issued warrants to purchase 450,000 shares of common stock at $.20 per share exercisable through August 8, 1998.

    Net revenues from the properties purchased with Series G Preferred Stock proceeds were insufficient to meet the October 1, 1996 dividend payment and a $215,000 deposit required by the supplier of gas on one of the Company's delivery systems. Dividend payments will be resumed when net revenues from the Series G properties are sufficient to repay the deposit.

                                       PART II

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS

    a)   Annual Meeting held July 25, 1996.

    b) The following directors were elected at the meeting and comprise all of the directors of the Company.

              L. J. Horbach
              D. L. Anderson
              C. A. Holtgraves
              J. B. Ewing

    c)   The following table sets forth the matters voted upon at the meeting.


                                     Votes          Votes
                                      For          Against     Abstentions
                                  ----------     ----------    -----------

    i)   Ratify appointment of
         Grant Thornton LLP as
         independent certified
         public accountants.      18,018,211      2,322,076      456,017

    ii)  Elect the following
         nominated directors.

         L. J. Horbach            20,747,477         79,617
         D. L. Anderson           20,747,477         79,617
         C. A. Holtgraves         20,747,477         79,617
         J. B. Ewing              18,488,747      2,338,247

                                          Votes         Votes
                                           For         Against    Abstentions
                                       ----------    ----------   -----------

iii)     Amendment to Restated
         Certificate of Incorporation
         to increase common stock.     20,313,226       338,775     144,183

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    a)  Exhibits:

         11   Statement re Computation of Per Share
              Earnings, filed herewith.

         21   Subsidiaries, filed herewith.

         27   Financial Data Schedule, filed herewith.

    b)  Report on Form 8-K:

         July 30, 1996 - Acquisition of oil and gas properties in South Lake Arthur Field.

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


    October 14, 1996
------------------------
(Date)