Form 10QSB
period 1996-11-30
GATEWAY ENERGY CORP/NE
filed 1997-01-21
CIK 40194

                     U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549
                               Form 10-QSB

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1996
                                              -----------------

            / / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                   EXCHANGE ACT

                         For the transition period from
                           ___________ to __________

                           Commission File No. 1-4766
                                               ------

                           GATEWAY ENERGY CORPORATION
    ----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

                  Delaware                         44-0651207
       --------------------------------      ---------------------------------
       (State or other jurisdiction of     (IRS Employer Identification Number)
        incorporation or organization)


                         10842 Old Mill Road, Suite #5
                                Omaha, NE 68154
                                ---------------
                    (Address of principal executive offices)

    Issuer's telephone number (402) 330-8268

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/    No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    As of December 31, 1996 the Issuer had 39,706,186 shares of its common stock outstanding.

    Transitional Small Business Disclosure Format: Yes / /  No /X/

                                  FORM 10-QSB

                                    PART I
                                    -------

    Item 1. Financial Statements

                                                                           Page
            Unaudited Consolidated Balance Sheet
            as of November 30, 1996.                                         8

            Unaudited Consolidated Statements of Operations for
            the three months and nine months ended November 30, 1996,
            and November 30, 1995.                                          10

            Unaudited Consolidated Statements of Cash Flows for the
            nine months ended November 30, 1996, and November 30, 1995.     11

            Notes to Consolidated Financial Statements                      12

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

RESULTS OF OPERATIONS

    Henry Hub natural gas index prices averaged $2.13 and $2.38 for the three months and nine months ended November 30, 1996, compared to $1.66 and $1.59 in the comparable periods in 1995. El Paso Permian Basin index prices were also higher reflecting continued demand for natural gas and lower storage volumes than normal. These higher prices have resulted in increased drilling and production activities and producers have also invested capital funds to rework and improve production on existing wells. Natural gas prices continue to be strong into January 1997 as heating degree days continue to be higher than normal across the country.

Three Months Ended November 30, 1996 Compared To November 30, 1995.

    The following table sets forth information for the three months ended November 30, 1996 and 1995:

                                                                             INCREAE
                                                   1996          1995       (DECREASE)
                                               ------------  ------------  ------------
Operating Revenues                             $  4,977,000  $  3,147,600  $  1,829,400
Operating Margin                                  1,605,600       742,600       863,000
Depreciation, Depletion and Amortization            808,900       193,300       615,600
General and Administrative                          519,100       451,600        67,500
Other Income (Expense)                             (601,700)       54,000      (655,700)
Net Earnings (Loss)                                (296,800)      127,900      (424,700)
Loss Applicable to Common Stock                    (963,900)     (483,500)     (480,400)

    OPERATING REVENUES. Operating revenues increased $1,829,400 or 58% over the prior year period. Castex Energy 1995 LP ("Castex LP"), 66% owned by the Company and formed in January 1996, had revenues from oil and gas sales of $1,409,500 in the third quarter of 1996. Gas sales revenues from joint ventures increased $91,900. A volume decrease of one percent was offset by price increases on several joint venture systems. Revenues from Gateway Pipeline Company ("GPC") operations increased $295,000 due to the purchase of Venture Resources, Inc. in March 1996. Revenues from Fort Cobb Fuel Authority decreased $186,700 due to a decrease in irrigation and drying volumes resulting from favorable weather conditions.

    OPERATING MARGINS. Operating margins are defined as operating revenues less gas purchases, and operation and maintenance expenses. Operating margins increased $863,000 or 116% over the prior year period. Castex LP generated $1,102,800 of operating margin for the period. Operating margins from Fort Cobb were adversely affected by higher gas purchase prices and operating expenses. Operating margins from joint venture operations reflect reduced margins on gas purchased and resold and legal expenses on joint venture litigation.

    DEPRECIATION AND DEPLETION. Depreciation and depletion increased $615,600 due almost entirely to $585,700 of depletion from Castex LP oil and gas production. The remaining increase in depreciation is due to the acquisition of Venture Resources, Inc. in March 1996.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $67,500 or 15% over the prior year period. Expenses increased at GPC and Castex Energy, Inc. ("Castex") by $55,000, reflecting increases in personnel to manage Castex LP and other properties acquired. Corporate expenses increased by $10,800 due to higher accounting and legal fees.

    OTHER INCOME (EXPENSE). Other income (expense) decreased $655,700 primarily due to an increase in interest expense of $386,000. Interest expense increased because of $325,000 of interest on the bank line of credit obtained by Castex LP and $60,000 of other interest reflecting the cost of bridge loans and short-term notes. Other expense includes charges of $201,300 for losses incurred on the disposal of assets. The Company sold its interest in Castex and discontinued Houston operations to reduce future general and administrative costs. Other income (expense) also decreased $70,500 due to the earnings of Castex LP attributable to minority interests.

    NET EARNINGS (LOSS). Net earnings decreased $424,700 from the prior year resulting in a net loss of $296,800, largely as the result of higher general and administrative costs of $67,500, and the loss on the disposal of assets of $201,300. Net earnings were also adversely affected by favorable weather conditions at Fort Cobb and reduced margins on gas purchased and resold.

    LOSS APPLICABLE TO COMMON STOCK. The loss applicable to common stock increased $480,400 over the prior year period. The increase was almost entirely due to the decrease in net earnings. The increase in preferred stock dividends from the additional sales of Series N Preferred Stock was offset by conversions and redemptions of the Series G Preferred Stock.

    Nine Months Ended November 30, 1996 Compared To November 30, 1995.

    The following summary sets forth information for the nine months ended November 30, 1996 and 1995:

                                                                             INCREASE
                                                  1996           1995       (DECREASE)
                                              -------------  ------------  ------------
Operating Revenues                            $  17,581,100  $  8,368,200  $  9,212,900
Operating Margin                                  5,162,600     1,960,900     3,201,700
Depreciation, Depletion and Amortization          2,269,800       513,600     1,756,200
General and Administrative                        1,584,300     1,240,800       343,500
Other Income (Expense)                           (1,506,300)      126,000    (1,632,300)
Net Earnings (Loss)                                (197,800)      300,600      (498,400)
Loss Applicable to Common Stock                  (2,893,200)   (1,426,200)   (1,467,000)

    OPERATING REVENUES. Operating revenues increased $9,212,900 or 110%. Of this increase, $3,745,600 was attributable to gas and oil sales of Castex LP, acquired in January 1996. Joint venture revenues increased $3,554,900 due to a 4.6% increase in volumes and an increase of 48% in the average price for natural gas. Revenues from Fort Cobb decreased $191,300 due to a reduction in volumes sold of 23% or 52,000 MMBtu's. Retail prices to customers were slightly higher in 1996 due to higher gas purchase prices. Gas processing revenues increased $413,300 due to increases in throughput at the Company's processing plants and higher liquids prices.

    In 1996, GPC began marketing gas produced by an affiliate, such marketing activities generated $1,064,000 in revenues during the current period. Also, GPC acquired Venture Resources, Inc. in March 1996; revenues attributable to this acquisition were $801,700 in this nine month period.

    OPERATING MARGINS. Operating margins increased $3,201,700 or 163% over the similar period in the prior year. Castex LP, acquired in January 1996, generated operating margins of $3,058,800. Joint venture operating margins increased $162,500 from higher volumes and prices which were partially offset by increased operating and maintenance expenses and legal expenses to enforce a joint venture gas purchase contract. Margins decreased at Fort Cobb by $218,300 due to lower volumes, increased cost of gas resulting from higher purchase prices, line losses and higher operating expenses.

    Operating margins from acquisitions made in 1996 by GPC increased by $165,000 in the nine month period.

    DEPRECIATION AND DEPLETION. Depreciation and depletion increased by $1,756,200 due primarily from depletion on Castex LP of $1,602,800. Other depreciation increases of $153,400 resulted from acquisitions made after November 1995, and minor capital expenditures on existing properties.

    GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses increased $343,500 due primarily to increases in costs for the Company's Houston operations. These costs increased $297,000 as a result of increased personnel costs to manage Castex LP and properties acquired, increased rent and increased legal and accounting fees. Corporate expenses increased by $46,300 largely due to increased accounting and legal fees.

    OTHER INCOME (EXPENSE). Other income (expense) decreased by $1,632,300 due primarily to an increase in interest expense on the bank line of credit for Castex LP of $822,100. Other interest expense increased $236,300 due to costs of bridge loans and other short-term notes. Interest expense includes the cost of common stock issued for commitment and extension fees.

    Other expenses also includes charges of $401,200 for losses incurred on the disposal of assets. The Company sold the Guymon pipeline and its interest in Castex and discontinued Houston operations to reduce future general and administrative expenses to levels appropriate for properties under management.

    NET EARNINGS (LOSS). Net earnings decreased $498,400 over the prior period resulting in a net loss of $197,800. Operating margin increases were offset by higher depreciation, higher general and administrative costs, interest expense for Castex LP and bridge loans and the loss on the disposal of assets.

    LOSS APPLICABLE TO COMMON STOCK. The loss applicable to common stock increased $1,467,000 over the prior year period. In addition to the decrease in net earnings of $498,400 preferred stock dividends increased $256,800 reflecting additional sales of Series N offset by conversions and redemptions of the Series G. In addition, preferred stock dividends includes $693,000 for the redemption of Series C Preferred Stock resulting from the Settlement and Purchase Agreement entered into with Pipeline Capital, Inc. in May 1996 (See
Note 6).

LIQUIDITY AND CAPITAL RESOURCES

    During the nine months ended November 30, 1996 and 1995, the Company generated net cash flow from operating activities of $1,845,500 and 65,900, respectively. The net cash flows from operating activities plus dividend reserves from Series N and Series G Preferred Stock were used to meet its dividend obligations to the extent possible. In addition, the cash generated from operating activities of Castex LP was used to reinvest in their drilling program and to reduce the bank line of credit used to acquire the South Lake Arthur interests.

    During the first nine months of fiscal 1997, the Company raised $1,699,000, before offering costs, from the sale of Series N Preferred Stock. The Company also issued promissory notes for bridge loans in the amount of $650,000 and raised $739,000 through the sale of two year convertible notes. The Company also issued promissory notes in the amount of $150,000 to certain shareholders and obtained a $400,000 operating line of credit from an area bank.

   The Company used the proceeds from the above financings to invest $1,400,000 in natural gas gathering systems and to repay bridge loans issued in connection with the purchase of these systems. The proceeds from the promissory notes to stockholders and the operating line of credit were used to provide working capital for the Company and to make a gas purchase deposit of $295,000.

    In July 1996, Castex LP acquired additional working interests in the South Lake Arthur Field for $3,371,400. Castex LP has also expended $1,265,000 for drilling costs and additional prospects. Castex LP plans to drill several additional wells in the next several months. Funds for the acquisition and the costs of drilling were supplied by additional draws from the bank line of credit and by cash flows from the partnership's operating activities.

    As of November 30, 1996, the Company had a working capital deficit of $2,232,000 which includes bridge loans of $650,000 which are expected to be repaid through the sale of a gas pipeline and other permanent financing. The working capital deficit is caused largely by the current maturity portion of the bank line of credit in Castex LP. Although this results in a temporary deficit, cash flow from Castex LP is expected to be sufficient to meet this obligation.

    The Company has temporarily suspended the payment of Series G dividends effective with the October 1 payment. Revenues from the properties purchased with Series G proceeds were not sufficient to meet the dividend requirements and the $295,000 deposit requirement with a supplier of gas on one of the Company's delivery systems. The Company has also suspended the payment of dividends on all other series of preferred stock effective January 1, 1997.

   In November 1996, the Company retained the services of an investment advisor to assist it in developing a plan to recapitalize the Company and improve its balance sheet. The Board of Directors has approved a Recapitalization Plan ("Plan") which will allow the Company to eliminate its preferred dividend requirements and improve its cash flow.

    The Plan must be approved by a majority of each series of preferred stock. The Plan, as presently contemplated, consists of a conversion in part and redemption in part of each outstanding share of preferred stock. Each $1,000 of preferred stock will receive 1) a 10% Subordinated Debenture of $330, 2) common stock, and 3) common stock warrants. Subsequent to acceptance of the Plan, the preferred stockholders will own approximately 75% of the outstanding common stock. The Plan also requires a reverse stock split of 1 share for each 25 shares of common stock which must be approved the common stockholders. The Company expects common shareholder approval of the reverse split by January 31, 1997, and preferred stockholder approval of the Plan by approximately February 28, 1997.

    Management anticipates that annual cash flow will be increased by approximately $1.5 million which represents the difference in dividends on preferred stock and the interest expense on the Subordinated Debentures. In addition, the Company has terminated its employees in Houston and entered into a management contract which is expected to reduce general and administrative costs by as much as $400,000 annually. The Company is also seeking ways to reduce its reliance on joint venture partners in order to reduce the costs associated with managing these properties.

FACTORS AFFECTING FUTURE RESULTS

    Approximately 85% of the Company's gathering and processing revenues are received under "back to back" contracts where the Company, or its joint venture partners, purchase gas at the wellhead, transport the gas and sell it to one or more customers. Accordingly, a substantial majority of the Company's revenues are affected by the price of natural gas. During times when warm winter weather conditions prevail, manufacturing needs are down or the supply of natural gas in the market is up, prices will be lower and the Company's revenues will be adversely affected. Substantially all of the Company's properties are managed by joint venture partners or other third parties. The ability of such parties to manage the properties efficiently affects operating costs and therefore the net revenues that flow through to the Company.

    Over the next several months, the Company needs to reduce the cash payments for dividends. As discussed above under "Liquidity and Capital Resources", the Company believes the Recapitalization Plan will accomplish this objective. There can be no assurances, however, that the Company will be successful in implementing this Plan or that the preferred and common shareholders will approve the Plan. The state of the natural gas market, the general economic and stock market conditions and the long-term investment value of the Company's operating properties will have a significant impact upon the Company's ability to raise capital and generate funds.

    The potential of the holders of common stock of the Company to derive long-term value for their investment is dependent upon the profitable operation of the Company's properties, the long-term investment value of the Company's properties, and the ultimate ability of the Company to effect the Recapitalization Plan discussed above. The ability of the Company to derive such long-term value for the holders of the common stock is dependent upon a number of factors, many of which are outside of the control of the Company, including the capability of third parties to operate the wells drilled and adequate reserves for existing wells within the purview of the Company's gathering system properties, the ability of the third party operators to secure new gas supply and distribution contracts on profitable terms, the availability of new properties at prices that make profitable operations possible and the availability of appropriately priced financing to secure new properties.

           GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                        NOVEMBER 30, 1996
                             (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $1,545,500
  Restricted cash                                                      58,100
  Trade accounts receivable, net                                    4,480,600
  Prepaid expenses and other assets                                   802,100
                                                                    ---------
    Total current assets                                            6,886,300
PROPERTY AND EQUIPMENT--AT COST
  Gas gathering, processing and transportation                     12,280,200
  Oil and gas properties, using full cost accounting               16,238,800
  Office furniture and other equipment                                414,000
                                                                    ---------
                                                                   28,933,000
  Less accumulated depreciation, depletion and amortization        (3,714,300)
                                                                   ---------
                                                                   25,218,700
OTHER ASSETS
  Note receivable--related party                                      293,900
  Other                                                               671,000
                                                                    ---------
                                                                      964,900
                                                                    ---------
                                                                  $33,069,900
                                                                    ---------
                                                                    ---------

           The accompanying notes are an integral part of this statement.

             GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                        NOVEMBER 30, 1996
                             (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                  $1,133,100
  Current maturities of long-term debt                            2,973,500
  Accounts payable                                                3,742,000
  Accrued expenses and other liabilities                            720,300
  Preferred dividends payable                                       549,400
                                                                 ----------
    Total current liabilities                                     9,118,300
Long-term debt, less current maturities                          10,111,500
Minority interests                                                1,077,400
Preferred stock of subsidiary                                       466,500
Mandatory redeemable preferred stock                              7,809,500
STOCKHOLDERS' EQUITY
  Preferred stock                                                     9,400
  Common stock- authorized, 75,000,000 shares of $.01 par        37,357,400
    value; issued and outstanding, 37,357,400 shares
  Additional paid-in capital                                     10,926,800
  Accumulated deficit                                            (6,823,100)
                                                                 ----------
    Total stockholders' equity                                    4,486,700
                                                                 ----------
                                                                $33,069,900
                                                                 ----------
                                                                 ----------

           The accompanying notes are an integral part of this statement.

                            GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                          NOVEMBER 30                  NOVEMBER 30
                              ------------------------------  ----------------------------
                                    1996            1995           1996           1995
                              ---------------  -------------  -------------  -------------
OPERATING REVENUES
  Natural gas sales              $4,477,600   $ 2,663,300  $  15,532,000  $   6,951,400
  Transportation                    261,400       210,800        824,100        619,700
  Processing and other              238,000       273,500      1,225,000        797,100
                               ------------  ------------  -------------  -------------
                                  4,977,000     3,147,600     17,581,100      8,368,200
OPERATING COSTS AND EXPENSES
  Cost of natural gas
    purchased                     2,347,800     1,828,700      9,599,400      4,755,700
  Operation and maintenance       1,023,600       576,300      2,819,100      1,651,600
  General and administrative        519,100       451,600      1,584,300      1,240,800
  Depreciation and depletion        808,900       193,300      2,269,800        513,600
                                 ---------- -------------  -------------  -------------
                                  4,699,400     3,049,900     16,272,600      8,161,700
                                 ---------- -------------  -------------  -------------
    Operating profit                277,600        97,700      1,308,500        206,500
OTHER INCOME (EXPENSE)
  Interest income                    47,100        26,000        106,800         73,000
  Interest expense                 (412,000)      (26,000)    (1,107,400)       (49,000)
  Minority interests                (35,500)       35,000       (104,500)        83,200
  Loss on disposal of assets       (201,300)       19,000       (401,200)        18,800
                                ----------- -------------  -------------  -------------
                                   (601,700)       54,000     (1,506,300)       126,000
                                ----------- -------------  -------------  -------------
    Earnings (Loss) before
      income taxes                 (324,100)      151,700       (197,800)       332,500
Income taxes                        (27,300)       23,800              -         31,900
                               ------------ -------------  -------------  -------------
    NET EARNINGS (LOSS)            (296,800)      127,900       (197,800)       300,600
Provision for preferred
  dividends, including
  amortization of Series G
  offering costs of
  $120,500, $114,300,
  $361,600 and $342,800,
  respectively, and Series C
  redemption cost of $-0- and
  $693,000 in 1996 (Note 6).        667,100        611,400      2,695,400  $   1,726,800
                               ------------  -------------  -------------  -------------

Loss applicable to common
  stock                          $(963,900)   $   (483,500) $  (2,893,200) $  (1,426,200)
                               ------------  -------------  -------------  --------------
                               ------------  -------------  -------------  --------------

Loss per common share             $(0.03)           (0.02) $       (0.09) $       (0.06)
                              ------------  -------------  -------------  -------------
                              ------------  -------------  -------------  -------------

Number of shares used in
  computing the loss per
  common share                  35,536,200     26,061,100     33,651,400     25,916,000
                              ------------  -------------  -------------  -------------
                              ------------  -------------  -------------  -------------

          The accompanying notes are an integral part of these statements.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                           NOVEMBER 30,
                                                                    --------------------------
                                                                        1996          1995
                                                                    ------------  ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities-
  Net earnings (loss)                                               $   (197,800) $    300,600
Adjustments to reconcile net earnings (loss)to net cash provided by operating activities-
  Depreciation, depletion and amortization                             2,269,800       513,600
  (Gain) loss on disposal of assets                                      401,200       (30,700)
  Amortization of deferred income                                        --            (33,300)
  Minority interest in net income (loss) of subsidiaries                 104,500       (83,200)
  Compensation accrued under stock award plans                            (2,300)       30,300
  Stock issued for fees and interest                                     115,800        31,500
Increase (decrease) in cash and cash equivalents, net of
  businesses sold, resulting from changes in-
  Trade accounts receivable                                             (303,600)     (286,900)
  Prepaid expenses and other current assets                             (474,400)     (399,800)
  Accounts payable                                                      (274,000)       57,800
  Accrued expenses and other liabilities                                 206,300       (34,000)
                                                                    ------------  ------------
    Net cash provided by operating activities                          1,845,500        65,900
                                                                    ------------  ------------
Cash flows from investing activities-
  Capital expenditures                                                (1,462,800)     (924,200)
  Acquisition of businesses, net of cash acquired of $79,900 in
    1996                                                              (4,833,800)   (1,177,100)
  Other                                                                  (10,400)      (43,300)
  Proceeds from sale of properties                                       631,600       220,000
                                                                    ------------  ------------
    Net cash used in investing activities                             (5,675,400)   (1,924,600)
                                                                    ------------  ------------
Cash flows from financing activities-
  (Increase) decrease in escrowed cash                                   747,200       412,100
  Payments on borrowings                                              (3,005,100)      (58,500)
  Proceeds from borrowings                                             6,036,800       --
  Redemption of preferred stock                                          (97,000)      --
  Net proceeds from sale of preferred stock                            1,437,400     2,657,400
  Preferred dividends paid                                            (1,316,500)   (1,363,400)
  Issuance of short term notes                                           --            235,000
                                                                    ------------  ------------
    Net cash provided by financing activities                          3,802,800     1,882,600
                                                                    ------------  ------------
Net change in cash and cash equivalents                                  (27,100)       23,900
Cash and cash equivalents at beginning of period                       1,572,600       337,900
                                                                    ------------  ------------
Cash and cash equivalents at end of period                          $  1,545,500  $    361,800
                                                                    ------------  ------------
                                                                    ------------  ------------

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

   The consolidated financial statements include the accounts of Gateway Energy Corporation ("GEC"), its joint venture investments, and its majority owned subsidiaries, Gateway Pipeline Company ("GPC"), Fort Cobb Oklahoma Irrigation Fuel Authority L.L.C. ("Fort Cobb") Shoreham Gathering Company ("SGC"), Castex Energy, Inc. ("Castex"--See Note 7), Castex Energy 1995 LP ("Castex LP") and Ozark Natural Gas Company ("Ozark"), all collectively referred to as the "Company". The Company's investments in its joint ventures are accounted for using the proportional consolidation method. All significant intercompany transactions have been eliminated in consolidation.

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

    Assuming the acquisitions noted above occurred at the beginning of fiscal 1995, the pro forma consolidated results of operations for the three months and nine months ended November 30, 1996 and 1995 would be as follows:

                                                  1996                          1995
                                      ----------------------------  ----------------------------
                                      THREE MONTHS    NINE MONTHS   THREE MONTHS    NINE MONTHS
                                      -------------  -------------  -------------  -------------
Revenues                               $ 4,977,000   $  18,291,000   $ 3,649,300   $  10,269,900
Net earnings (loss)                       (296,800)       (113,800)      183,400         491,600
Loss applicable to common stock           (963,900)     (2,809,200)     (448,000)     (1,313,200)
Loss per common share                        (0.03)          (0.08)        (0.02)          (0.05)

    (3) Notes Payable

    Notes payable consists of the following at November 30, 1996.

        Bank Operating Line of Credit         $ 395,000
        Bridge loan                             650,000
        Other                                    88,100
                                              ---------
                                             $1,133,100
                                              ---------
                                              ---------

    On September 27, 1996, the Company executed a Promissory Note with Intrust Bank for a maximum amount of $400,000. The note bears interest at the rate of 9.25% and is due September 27, 1997. The Company may withdraw funds against the Note for operating expenses. As of November 30, 1996, the outstanding balance was $395,000. The proceeds were used to provide a deposit for gas purchases on a delivery system and other operating expenses. The Note is secured by the Company's ownership interest in the El Paso Joint Venture and further guaranteed up to $200,000 by certain officers and shareholders of the Company.

    On May 31, 1996, the holder of a $650,000 promissory note issued in return for a bridge loan, agreed to extend the principal payment date until February 28, 1997. The Company issued 250,000 shares of common stock in connection with such extension and will amortize the cost over the remaining period of the note.

    (4) Long-term Debt

    Long-term debt at November 30, 1996, consists of the following:

        Bank credit agreement                $11,674,600
        Two-year convertible notes               739,200
        Shareholders                             150,000
        Other                                    521,200
                                             -----------
                                              13,085,000

        Less Current Maturities                2,973,500
                                             -----------
                                             $10,111,500
                                             -----------
                                             -----------

    In July 1996, the Company increased its borrowings by $3,371,400 under the bank credit agreement to purchase additional interests in the South Lake Arthur Field. The Company also issued two-year convertible notes in the amount of $739,200, the proceeds of which were used to repay bridge loans issued in connection with the acquisition of Venture Resources, Inc. Eighty-seven percent of the common stock of Venture has been pledged as collateral for these notes.

    The Company issued a promissory note to an investment banker in the amount of $200,000 in April 1996 in consideration of fees due under a financing agreement. Payments of $9,200 are due monthly over a twenty-four month period. As more fully described in Note 6, the Company issued a promissory note for the repurchase of Series C Preferred Stock.

    (5) Sale of Guymon Pipeline

    On November 1, 1996, the Company's subsidiary, Gateway Pipeline Company, completed the sale of the Guymon Pipeline in Texas County, Oklahoma for $575,000 in cash. As a result of the sale, the Company has recorded a $215,500 loss in the statement of operations, $200,000 of which was recorded in the second quarter of 1996.

    (6) Sponsorship Agreement

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

    (7) Sale of Castex Energy, Inc.

    Effective November 1, 1996, the Company sold its sixty percent (60%) interest in Castex Energy, Inc. ("Castex") to the minority shareholders of Castex in exchange for the cancellation and forgiveness of certain obligations. The financial statements for the three months and nine months ended November 30, 1996, include a net loss on this transaction of $57,300.

    (8) Subsequent Events

   On January 10, 1997, the Company sold certain pipeline properties of Venture for $346,600 in cash. The sale will result in a gain of approximately
$60,000. The proceeds of the sale will be used to repay a portion of a bridge loan due February 28, 1997.

    Effective December 1, 1996, the Company has terminated all of the employees of Gateway Pipeline Company. The Company has set up a reserve as of November 30, 1996, primarily for a disposal of assets associated with the termination, in the amount of $130,000.

    (9) Liquidity and Recapitalization

    The Company has temporarily suspended the payment of Series G dividends effective with the October 1 payment. Revenues from the properties purchased with Series G proceeds were not sufficient to meet the dividend requirements and the $295,000 deposit required by the supplier of gas on one of the Company's delivery systems. The Company has also suspended the payment of dividends on all other series of preferred stock effective January 1, 1997.

   In November 1996, the Company retained the services of an investment advisor to assist it in developing a plan to recapitalize the Company and improve its balance sheet. The Board of Directors has approved a Recapitalization Plan ("Plan") which will allow the Company to eliminate its preferred dividend requirements and improve its cash flow.

    The Plan must be approved by a majority of each series of preferred stock. The Plan, as presently contemplated, consists of a conversion in part and redemption in part of each outstanding share of preferred stock. Each $1,000 of preferred stock will receive 1) a 10% Subordinated Debenture of $330, 2) common stock, and 3) common stock warrants. Subsequent to acceptance of the Plan, the preferred stockholders will own approximately 75% of the outstanding common stock. The Plan also requires a reverse stock split of 1 share for each 25 shares of common stock.

    On January 13, 1997, the Company mailed to its common stockholders a Solicitation of Consents of Stockholders asking the stockholders to approve the 1 for 25 reverse split of the outstanding common stock and to reduce the authorized common shares from 75,000,000 to 10,000,000 and the authorized preferred shares from 1,750,000 to 10,000. The Company expects common shareholder approval by January 31, 1997.

    (10) Issuance of Common Stock

    Common stock outstanding increased from 27.0 million shares on February 29, 1996, to 37.4 million shares at November 30, 1996. This increase was due to i) 7,820,964 shares issued in connection with the conversion of mandatorily redeemable and other preferred stock, ii) 941,250 shares issued in connection with guaranties, extensions and interest related to short-term financings, iii) 1,366,766 shares issued in connection with Series N preferred stock offering, and iv) 251,167 shares issued in connection with the two-year convertible notes.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    (b)As of January 15, 1997, the Company is in arrears on its preferred stock dividends as follows:

                                                            DATE
                                             AMOUNT       LAST PAID
                                           ----------  ---------------
Series G                                   $  350,800  Sept. 1, 1996
Series N                                   $   56,000   Dec. 1, 1996
Other                                      $  113,337   Oct. 1, 1996

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
  SECURITY HOLDERS

        a) Solicitation of Consents in Lieu of Special Meeting dated January 13, 1997.

        b) The solicitation asks shareholders to approve the following matters:

             i)  Reverse stock split of 1 share for 25 shares.

            ii)  Reduce authorized common shares from 75,000,000 to 10,000,000.

           iii)  Reduce authorized preferred shares from 1,750,000 to 10,000.

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    a) Exhibits:

       11  Statement of Computation of Per Share Earnings, filed herewith.

       21  Subsidiaries, filed herewith.

       27  Financial Data Schedule, filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GATEWAY ENERGY CORPORATION

                                  /s/ NEIL A. FORTKAMP
                                ------------------------------
                                   Chief Financial Officer

    January 20, 1997
------------------------
         (Date)