Form 10KSB
period 1997-02-28
GATEWAY ENERGY CORP/NE
filed 1997-06-13
CIK 40194

                          SECURITIES AND EXCHANGE COMMISSIO

                                WASHINGTON, D.C. 20549


                                     FORM 10-KSB

                     [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended February 28, 1997

                 [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                      OF THE EXCHANGE ACT OF 1943

        For the transition period from _________________ to __________________

                              Commission File No. 1-4766

                              GATEWAY ENERGY CORPORATION
                              --------------------------
                    (Name of small business issuer in its charter)

              Delaware                                   44-0651207
    ---------------------------------         ------------------------------
    (State or other jurisdiction of           (IRS Employer Identification
      incorporation or organization)                      Number)

                    10842 Old Mill Road, Suite 5, Omaha, NE 68154
                    ----------------------------------------------
                (Address and Zip Code of principal executive offices)

                                    (402) 330-8268
                             ----------------------------
                             (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class      Name of each exchange on which registered

        None                                   None
       ------                                 ------

Securities registered under Section 12(g) of the Exchange Act:

                            Common Stock, $0.25 Par Value
                            -----------------------------
                                   (Title of Class)

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    -------       -------

    Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

    Issuer's revenues for the most recent fiscal year ended February 28, 1997, were $18,136,900.

    The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of May 28, 1997 was $13,890,000.

                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    The number of shares outstanding of each of the issuer's classes of common equity, as of May 28, 1997, was 14,338,500.

                         DOCUMENTS INCORPORATED BY REFERENCE

                                         None
                                       -------

Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

To Our Stockholders:

    Because Gateway is a company with publicly traded stock, we must annually file this Form 10-KSB with the Securities and Exchange Commission ("SEC"). It is our principal annual disclosure document. It contains an overall discussion about our business, our financial condition and financial prospects and our annual audited financial statements.

    Item 1 contains the general description of our current business and properties. We direct your particular attention to the caption "Recent Developments" which describes our recently completed recapitalization. Item 2 describes our properties, including our lease arrangements for our executive offices. Item 3 describes any significant legal proceedings in which we were involved. Item 4 shows the matters submitted to the common and preferred stockholders and the results of the voting. Item 5 contains a two-year report on the high and low quarterly stock prices of our Common Stock.

    Item 6 is a discussion about our results of operations. We are required to compare the most recent fiscal year results for February 28, 1997 with the results of a year ago and to do a similar comparison of the results for February 29, 1996 compared with the prior year. In this way, you are provided with a three-year overview of what occurred financially within your Company. The discussion also includes our liquidity, or basically how much cash we have and where we will get the cash needed to operate in the near term. Finally, we discuss certain factors which may affect the future of your Company and you are encouraged to read those carefully.

    The audited financial statements are contained in Item 7 along with the report from our auditors, Grant Thornton LLP. Items 9 through 12 relate to certain information about company officers, directors and insiders.

    Item 13 describes important documents relating to the Company and where copies of those may be found. The last part of the form contains the signatures. The SEC requires that this Form 10-KSB be signed by an executive officer and a majority of the Board of Directors of your Company.

                                       PART I.

ITEM 1.  BUSINESS

GENERAL

Gateway Energy Corporation (the "Company"), a Delaware corporation, was originally incorporated as Gateway Sporting Goods Company in 1960. On June 1, 1992, the Company completed a restructuring plan and began acquiring interests in natural gas gathering, processing, and transmission properties (commonly known as the gathering, transmission, and marketing segment of the natural gas industry). In 1996, the Company acquired an interest in a partnership which owns and develops natural gas reserves.

The Company's common stock is traded in the over-the-counter market on the bulletin board section of NASDAQ under the symbol GNRG. The Company's principal executive offices are located at 10842 Old Mill Road, Suite 5, Omaha, Nebraska 68154, and its telephone number is (402) 330-8268.

RECENT DEVELOPMENTS

Effective March 1, 1997, the Company consummated a recapitalization which resulted in substantial changes to the Company's capital structure. In January 1997, the holders of the Company's Common Stock were asked to approve a 1-for-25 reverse split of the Common Stock of the Company and to decrease the authorized Common Stock from 75,000,000 shares to 10,000,000 shares. The holders of the Common Stock approved this action subject to the completion of other parts of the recapitalization.

The second and most significant part of the recapitalization was the solicitation of consents of the holders of the nine series of Preferred Stock of the Company and its subsidiary, Gateway Pipeline Company. In February 1997, the consents were solicited from these holders and the required majority vote of each class of Preferred Stock was obtained. The holders of the Preferred Stock were then given a period of time until April 11, 1997 in which to either convert their Preferred Stock into Common Stock under the original conversion terms or accept a package of securities consisting of 10% Subordinated Notes, Common Stock and Common Stock Purchase Warrants. As of April 30, 1997, Preferred Stock with a stated value of $14,616,600 was converted into 11,408,500 shares of Common Stock. The holders of the remaining Preferred Stock with a stated value of $3,114,700 will receive a total of $1,178,000 of 10% Subordinated Notes, 740,300 shares of Common Stock, and 62,000 Common Stock Purchase Warrants. The 10% Subordinated Notes carry an additional interest provision equal to a percentage of any operating cash distribution received from the Company's limited partnership engaged in the oil and gas development business. As a result of the recapitalization, approximately 4.3% of the Company's total operating cash distributions from Castex LP will be segregated for an additional interest provision on the Notes. As a result of the recapitalization, the Company currently has no Preferred Stock outstanding.

As a result of the unexpectedly high amount of conversions of the Preferred Stock into Common Stock, the authorized Common Stock of 10,000,000 shares, approved in January, 1997 by the

Common Stockholders, proved insufficient. On March 20, 1997, the Company again solicited consents from the holders of the Common Stock to increase the authorized Common Stock from 10,000,000 shares to 17,500,000 shares. Consents from holders of a majority of the outstanding Common Stock were received on April 25, 1997, thereby enabling the completion of the recapitalization.

For presentation purposes, all share and per share amounts in the text portion of this Form 10-KSB will be shown assuming the 1-for-25 reverse split of the Common Stock.

DESCRIPTION OF BUSINESS

The Company, through joint ventures and other arrangements with industry partners (the "Joint Ventures"), owns and operates natural gas gathering pipeline systems and processing plants and related facilities in the Gulf Coast and Southwestern states of Texas, New Mexico, Oklahoma and Louisiana, and the Gulf of Mexico.

The Company, through its subsidiary, Gateway Pipeline Company ("Pipeline") acquired all of the outstanding common stock of Venture Resources, Inc. ("Venture") which owns gas gathering systems in Louisiana and Texas and owns a partnership interest in a partnership which owns and operates gathering systems in Oklahoma.

The Company also has a limited partnership interest in Castex Energy 1995 LP ("Castex LP"), a partnership engaged in acquiring gas reserves and drilling primarily in South Louisiana. The general partner of Castex LP is Castex Energy, Inc.

The Company owns directly, working interests in several gas wells in Louisiana, Texas and Pennsylvania which are also operated by Castex Energy, Inc.

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

The gas gatherer contracts with the owner or operator of the producing gas wells to utilize the gas gathering system to transport the gas from the wellhead to a transmission line. The producer pays the state severance taxes and delivers dry gas (that which is stripped of natural gas liquids ("NGLs")). The gathering system delivers the gas to the transmission line and for that service receives a "tariff." The gatherer generally has no obligation for severance taxes or stripping the NGLs. In some cases, the gatherer will install a separator/dehydrator and thus receives the benefits from the "drip" or the sale of the extracted NGLs, and in other cases the gatherer may construct and own gas processing facilities which extract the NGLs from rich BTU gas streams under financial arrangements with the producer. The gas gatherer may also take advantage of gas marketing opportunities, whereby the gas gatherer purchases the gas at the wellhead and takes title to the product. The gas is then transported from the point of purchase to a point of delivery and then sold to one or more customers. These purchases and sales are generally transacted through "back to back" contracts. Currently, approximately 87% of gathering and processing revenues recorded by the Company are received under "back to back" contracts, 3% under tariff arrangements, and 10% from sales of NGLs.

The delivery segment of the industry provides service directly to end users of natural gas, primarily industrial and large commercial companies. Delivery pipelines are connected to major intra or interstate pipelines and gas supplies are purchased directly from the pipeline company or others who have access and capacity on that system. Delivery pipelines provide service directly to end users and volumes are metered at the plant. Generally, sales are based on contracts which cover the same period as the supply contract so margins are secured for the length of the contract. This is an expanding segment of the industry due to regulations which allowed customers to bypass their local distribution utility. It is also very competitive as suppliers try to secure markets for their gas and as local utilities become more aggressive in retaining large industrial users.

The Company also participates in the production segment of the industry through its limited partnership interest in Castex LP. Castex LP owns working interests in the South Lake Arthur Field in Louisiana as well as interests in gas wells in Texas. Castex LP also has interests in acreage which will be developed and drilled. Castex LP drilled several wells during the last fiscal year and expects to conduct additional development drilling and acquire additional reserves in the current fiscal year.

THE COMPANY'S JOINT VENTURE OPERATIONS

The Company operates certain of its gathering systems through joint ventures. Each joint venture is operated by an operator/manager who is a joint venture partner. The operator/manager is responsible for the operation, maintenance,
marketing, and accounting for the pipeline system.   The operator/manager
receives a monthly fee and, in some instances, an overhead allowance to cover certain in-office expenses. The joint venture agreements provide for net operating revenues to be distributed monthly to the joint venture partners in accordance with distribution provisions of the agreement.

These distribution provisions vary but the majority of agreements provide for distributions of 80 percent to the Company until the Company has received 125 percent of its investment at which time distributions are reduced to 60 percent. Several of the agreements provide that the Company will receive a minimum return on its investment (generally 20%) before distributions are made to the joint venture manager and partners.

MAJOR CUSTOMERS AND SUPPLIERS

The Company purchases natural gas from numerous producers and purchased 19% and 14% of its total cost of gas supply from two major oil and gas producing companies. All customers with sales exceeding 10% are in the gas gathering segment. Gross sales as a percentage of total revenue to these customers are as follows:

                            1997      1996
                            ----      ----

              Customer A     28%       22%
              Customer B     16%        9%

Although these sales constitute a major portion of total revenues, they do not represent a significant portion of net operating margin because of back-to-back purchase contracts to supply these major customers.

COMPETITION

The natural gas industry is highly competitive. The Company competes against other companies in the production, gathering, delivery, and marketing business for supplies and for customers. Competition for gas supplies is primarily based on the availability of transportation facilities and satisfactory price. In marketing, there are numerous competitors, including interstate pipelines, major producers, and local and national gatherers, brokers, and marketers. Most competitors have capital resources greater than the Company and control greater supplies of gas. Competition for marketing customers is primarily based on reliability and the price of delivered gas.

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

In April 1992, the FERC issued Order 636 which generally requires interstate pipelines to "unbundle" their traditional wholesale services and create and make available on an open and nondiscrimination basis numerous constituent services, including gas gathering services. This ruling and subsequent Orders 636A and 636B have had a significant impact on the natural gas transportation industry. Generally, these regulations have made it less attractive for large interstate pipelines to own and operate the gas gathering systems. This situation makes available numerous systems at prices which can generate attractive rates of return for the Company.

The Fort Cobb Fuel and Irrigation Authority ("Fort Cobb") is a local distribution company subject to the regulations of the Oklahoma Public Service Commission ("OPSC"). The OPSC regulates the prices to the customer based on the cost of investment, operating and maintenance expense, cost of purchased gas and rates of return. Fort Cobb's rates to customers were last approved by OPSC in 1993; Fort Cobb has not filed for an increase in rates since that time. The OPSC also regulates construction and safety of the distribution system.

ENVIRONMENTAL AND SAFETY CONCERNS.

The Company's operations are subject to environmental risks normally incident to the operation and construction of pipelines, plants, and other facilities for producing, gathering, processing, treating, and transporting natural gas. In most instances, the regulatory requirements relate to the discharge of substances into the environment and include controls such as water and air pollution control measures. Environmental laws and regulations may require the acquisition of a permit before certain activities may be conducted. Further, these laws and regulations may limit or prohibit activities on certain lands lying within wilderness areas, wetlands, areas providing habitat for certain species, or other protected areas. The properties are also subject to other federal, state, and local laws covering the handling, storage, or discharge of materials used by the joint ventures, or otherwise relating to protection of the environment, safety, and health.

Management believes the Company and its joint venture operators have obtained, and are in current compliance with, all necessary and material permits and that its joint venture operations are in substantial compliance with applicable material governmental regulations.

EMPLOYEES

As of February 28, 1997, the Company, excluding the employees of its joint venture operators, had 18 full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

JOINT VENTURE OPERATING PROPERTIES

As discussed above, the Company currently owns various properties operated through joint ventures or by other industry partners (the "Joint Venture Systems"). The Company owns interests in these Joint Venture Systems ranging from 25% to 65%. The Company does not hold record or legal title to the joint venture properties, instead the record or legal title is held in the name of the Manager/Operator of the joint venture. The terms of the joint venture agreements provide for an undivided ownership interest in the operating properties.

As of February 28, 1997, the Company owned interests (generally 60% to 65% after payout) in Joint Venture systems comprising approximately 650 miles of pipeline with a capacity of 954 million cubic feet per day (MMCFD), currently handling approximately 55 MMCFD with an investment cost of $6,697,000. The 49 systems are operated under 17 Joint Venture or other operating agreements. The pipeline systems are comprised of 1" to 20" pipe and generally vary in length from 7 miles to 120 miles per system.

A brief summary of location, miles of pipeline, capacity and size of the gathering system pipelines is as follows:

    STATE         MILES      SIZE              CAPACITY
    -----         -----      ----              --------
                                               (MMCFD)
                                               -------

    Texas          372       2" to 8"            356
    New Mexico     117       3" to 8"             46
    Louisiana       38   2 7/8" to 8"            102
    Oklahoma         8       2" to 8"             90
    Offshore       110   4 1/2" to 20"           360



DELIVERY

    The Company owns and operates the following delivery system:

    STATE       MILES    SIZE     CAPACITY
    -----       -----    ----     --------

    Texas        14       6"        25

FORT COBB FUEL AND IRRIGATION AUTHORITY

The Companies own 99% of the Fort Cobb Fuel and Irrigation Authority ("Ft. Cobb"), a local distribution company which serves approximately 2,600 rural and residential customers in Caddo and Washita counties in Oklahoma. Ft. Cobb owns and operates 594 miles of 1" to 4" pipeline and related meters, regulators, valves, rights-of-way, easements, etc. normally associated with distribution systems.

The system is also used as a gathering system to gather and transport natural gas from low pressure wells in Caddo and Washita counties. As of February 28, 1997, nineteen wells have been connected and three compressors installed. The gas purchased from these producers is either sold to Fort Cobb or to third parties.

EQUITY INVESTMENT IN CASTEX LP

The Company participates in oil and gas production and development through its limited partnership investment in Castex LP. Castex LP owns working interests in oil and gas producing properties, primarily in the South Lake Arthur Field in Louisiana. These properties are largely operated by operators other than Castex LP, or its general partner, Castex Energy, Inc.

Castex LP is also involved in drilling and development on acreage primarily in the gulf area of Louisiana. The following sets forth the Company's equity interest in Castex LP at February 28, 1997:

         Net capitalized costs              $10,100,000
         Discounted future net cash flows    14,300,000
         Proved reserves (mcf equivalent)    13,500,000


CORPORATE PROPERTY

In addition to the operating properties described above, the Company leases office space and owns certain office equipment located at 10842 Old Mill Road, Suite 5, Omaha, NE 68154, the Company's corporate headquarters, and leases office space in Houston, Texas for its operating office.

ITEM 3.  LEGAL PROCEEDINGS

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 13, 1997, through a Solicitation of Consents of Common Stockholders (in lieu of a proxy) the Company submitted to its shareholders for approval a resolution to i) effect a 1 for 25 reverse stock split, ii) decrease the authorized common stock from 75,000,000 shares to 10,000,000 shares and, iii) decrease the authorized preferred stock from 1,750,000 shares to 10,000 shares. The Solicitation was completed on January 31, 1997. The vote, on a pre-split basis is shown below.

    For       21,238,902
    Against      269,873
    Abstain        1,315


On February 12, 1997, through a Solicitation of Consents to each class of preferred stockholder, the Company submitted to each preferred stockholder for approval Amended Certificates of Designation for each class of preferred stock. The Amended Certificates of Designation generally provided that the outstanding preferred stock, in connection with the Recapitalization (See Item 1), would be mandatorily redeemed/converted into Subordinated Notes, Common Stock and

Common Stock Purchase Warrants. Each preferred stockholder would have the option to convert their preferred shares into Common Stock at the rates prescribed in the original Certificates of Designation. The vote was completed on February 28, 1997, as shown below:

                                                           For as a Percent
                                                         of Preferred Stock
         Series                For        Against            Outstanding
         ------                ---        -------            -----------

         Series A            430.0            -                  80.0%
         Series B            866.6           87.5                52.5
         Series G          4,435.9          235.2                55.9
         Series J            567.5            5.0                75.9
         Series K            587.5            6.3                78.3
         Series L            174.3            -                  73.2
         Series M            400.1            -                  91.5
         Series N          3,440.0            -                  61.4
         Series O              1.0            -                 100.0


On March 20, 1997, through a Solicitation of Consents of Common Stockholders (in lieu of a proxy), the Company submitted to its shareholders for approval a resolution to increase the authorized common shares from 10,000,000 shares to 17,500,000 shares. The solicitation was finalized on April 28, 1997, as shown below.

    For          1,024,483
    Against          6,111
    Abstain          9,256

                                       PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

    The Company's common stock is traded in the over-the-counter market on the bulletin board section of NASDAQ. The bid prices shown reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions. As discussed in Item 1, the market prices shown below have been adjusted for the one for twenty-five reverse split.


    Quarter Ending            High       Low
    --------------            ----       ---
    May 31, 1995             $17.19    $10.94
    August 31, 1995           18.75     12.50
    November 30, 1995         15.63      9.37
    February 29, 1996         12.50      9.37

    Quarter Ending            High       Low
     --------------            ----       ---
    May 31, 1996             $10.15    $ 4.69
    August 31, 1996            7.81      3.75
    November 30, 1996          5.47      1.95
    February 28, 1997          3.52      1.00

HOLDERS

    As of February 28, 1997, there are approximately 3,500 shareholders of the Company's Common Stock, Par Value $0.25.

DIVIDENDS

    There have been no dividends declared on the Company's Common Stock during the last two fiscal years. The Company does not intend to pay dividends on its common stock in the near future.

RECAPITALIZATION

    In connection with the Recapitalization described in Item 1, the Company redeemed/converted all of its outstanding preferred stock and accrued dividends effective March 1, 1997, into the following securities:


                           Preferred Stock
                             Redeemed                             Securities Issued
                         ------------------     --------------------------------------------------------
                               2/28/97
                               -------          Subordinated         Common Stock        Common Stock
   Series                Shares  Stated Value       Notes               Shares         Purchase Warrants
  ------                 ------  ------------       -----               ------         -----------------
    A                     537.5     $537,500      $       -             371,950                   -
    B                   1,650.0    1,650,000         39,000           1,079,469               2,000
    G                   7,769.8    7,769,800        592,234           5,856,643              29,985
    J                     747.5      747,500          3,801             495,785                 200
    K                     750.0      750,000          7,313             509,276                 375
    L                     238.0      238,000          4,973             158,291                 255
    M                     437.5      437,500              -             299,023                   -
    N                   5,601.0    5,601,000        530,640           3,378,382              29,480
    O                       1.0      693,000              -             213,977                  -




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

RESULTS OF OPERATIONS

    The following table sets forth information for each of the years in the three-year period ended February 28, 1997:

                                      1997         1996               1995
                                      ----         ----               ----
    Operating Revenues            $18,136,900   $13,131,400        $8,107,600

    Operating Margin                3,189,300     3,492,900         1,876,500

    Depreciation, Depletion and
      Amortization                    995,500     1,089,900           345,500

    General and Administrative
      Expense                       1,670,800     2,315,100           979,000

    Other Income (Expense)           (231,600)     (146,600)           70,000

    Net Earnings (Loss)               225,400       (92,700)          575,300

    Loss Applicable to Common
      Stock                        (1,283,300)   (2,415,700)         (705,700)


YEAR ENDED FEBRUARY 28, 1997 COMPARED TO YEAR ENDED FEBRUARY 29, 1996

    GENERAL.   Monthly natural gas prices as represented by the NYMEX Henry Hub index averaged $2.70 in fiscal 1997, compared to $1.86 in the preceding fiscal year, an increase of 45%. Monthly gas prices represented by the EPNG Permian Basin index increased from $1.43 in 1996 to $2.32 in 1997. The Company's gas gathering revenues are based both on "back-to-back" contracts and tariff contracts. Increases in natural gas prices directly affect the revenues under the "back-to-back" contracts. Higher prices also affect the overall production of natural gas as producers are encouraged to invest larger amounts in exploration, development and rework. Gas prices have remained stable throughout the beginning of fiscal 1998 and demand for natural gas continues to increase. Liquids prices were also higher than in prior years particularly in the third and fourth quarter of fiscal 1997.

    OPERATING REVENUES.   Operating revenues increased $5,005,500 or 38% over
the prior year. Revenues from gas gathering activities increased $4.8 million. New acquisitions in 1997 added $.9 million to revenue, and higher gas prices on existing joint ventures increased revenue by approximately $2.7 million. Additional volumes transported on gas gathering systems increased revenues by $1.2 million. Revenues from marketing activities increased $.7 million as a result of higher gas prices and additional volume. Revenues from Caddo Gas increased $.6 million as a result of an 86% increase in volumes and additional sales made to third parties. All other activities including the Company's oil and gas production, delivery and other miscellaneous income increased revenue by $.2 million over 1996.

The above increases in revenues were offset by $.7 million as a result of the change in accounting for Castex LP from consolidation to the equity method of accounting. Also, revenues at Fort Cobb decreased $.2 million as a result of a decrease in volumes of 20%. Weather in Caddo County, Oklahoma was wet during the irrigation season and dry during the fall drying season. The decrease in volumes was somewhat offset by higher gas purchase prices which were passed through to customers.

    OPERATING MARGIN. Operating margins are defined as revenue less gas purchases, and operating and maintenance expenses. Operating margins decreased $303,600 in 1997 from 1996. Operating margins from properties owned throughout the periods increased approximately $500,000 due largely to higher gas prices. Also, operating margins from Venture, purchased in March 1996, were $167,000 in 1997. These increases were offset by reduced operating margins from Fort Cobb of $203,700 due to reductions in sales related to weather, the sale of Castex Energy, Inc. in October 1996, and the change in accounting for Castex LP. Operating margins from Castex LP were $630,000 in 1996.

    DEPRECIATION, DEPLETION & AMORTIZATION.   Depreciation, depletion and
amortization decreased $94,400. The acquisition of Venture Resources, Inc. in March 1996, additions and expansions to existing properties, and additional depletion on certain producing properties due to redefining the full cost pools increased depreciation by $349,000. These increases were offset by the decrease in depletion from Castex LP due to the change in method of accounting for the investment in this partnership.

    GENERAL AND ADMINISTRATIVE EXPENSE.   General and administrative expense
decreased $644,300 in 1997 from 1996. This decrease was due primarily to the effect of closing the Houston office of GPC ($72,000); reduction in corporate expenses, ($321,200) and the change in accounting for Castex LP ($345,000). Corporate expense decreased because of the termination in April 1996 of services provided under an agreement for investment banking services and a decrease in salaries and wages due to bonuses and incentives provided for in 1996. These decreases were offset by increases in accounting and legal fees due to the addition of Castex LP and the complexities involved in financial and tax reporting.

    OTHER INCOME (EXPENSE). Other income and expense includes interest income and expense, loss on disposal of assets, income from equity investment in partnership and minority interest. Interest expense increased $140,300 in 1997 over 1996 as a result of promissory notes of $759,600 issued in fiscal 1997, interest and commitment fees on the Guarantee Notes issued in July 1996 and interest and commitment fees relating to the extension of certain bridge loans. Interest expense decreased $119,600 due to the change in accounting for Castex LP.

The loss on the disposal of assets of $344,800 in 1997 includes the loss on the sale of the Guymon Pipeline, the sale of the Company's interest in CEI and the loss on assets associated with the

Houston office of GPC. These losses were offset by the gain on a pipeline system which was included in the purchase of Venture Resources, Inc. in March 1996.

Income from equity in partnerships includes the Company's share of the net income of $295,500 from Castex LP for 1997. This investment was made in January 1996 and, because the Company had a majority interest in the general partner, was consolidated in 1996. Income, net of minority interest, was $53,000 for the two months Castex LP was owned in the year ended February 29, 1996. Equity investments in partnerships acquired with Venture in March 1996 contributed $170,300 in 1997.

    NET EARNINGS (LOSS). Net earnings increased $318,100 in fiscal 1997 over fiscal 1996. Earnings increased approximately $80,000 from properties owned during 1997 and 1996 and $644,000 from a reduction in general and administrative expenses. Earnings also increased $242,000 and $243,000 with the purchase of an equity interest in Castex LP in January 1996 and all of the common stock of Venture Resources, Inc. in March 1996, respectively. These increases in earnings were offset by an increase in interest expense of $260,000 due to additional borrowings and commitment fees and net losses on the disposal of assets which were $393,000 more than in fiscal 1996.

    LOSS APPLICABLE TO COMMON STOCK.   The loss applicable to common stock
decreased to $1,283,300 from $2,415,700 in 1996. This change in the net loss applicable to common stock was due to an increase in net earnings of $318,100 and decrease in the provision for preferred dividends of $814,300. Increases in preferred dividends and amortization of offering costs, and the charge for redemption of Series C were offset by gains resulting from the revaluation of preferred stock due to the Recapitalization.

YEAR ENDED FEBRUARY 29, 1996 COMPARED TO FEBRUARY 28, 1995

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

    OPERATING MARGIN. Operating margins for fiscal 1996 increased by $1.6 million, almost double, over fiscal 1995 due almost entirely to acquisitions made during the period. Gathering system margins increased $.5 million primarily due to the addition of volumes on the Caddo System and other acquisitions in 1995. Distribution operating margins from Fort Cobb increased $.1 million due to the timing of the acquisition in November 1994. Production operating margins increased $.8 million due primarily to the acquisition of interests in the South Lake Arthur Field in January 1996. Castex also drilled several successful wells in fiscal 1996. Other increases in operating margins from acquisitions were offset by higher operating expenses and reduced volumes transported by several gathering systems.

    DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased $.7 million over fiscal 1995 due primarily to $400,000 of depletion of gas reserves acquired in January 1996 and increases due to gathering system assets acquired during fiscal 1995.

    GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses increased $1.3 million in fiscal 1996 over fiscal 1995. In January 1995, the Company acquired certain production properties and in connection therewith opened an operating office in Houston, Texas. This office is focusing on making larger acquisitions for the Company, owning and operating systems to avoid joint venture operating fees, developing gas producing prospects, and drilling low risk wells. In fiscal 1996, total general and administrative expenses of Gateway Pipeline Company ("GPC") and Castex were $896,000 compared to only $119,000 for the two months in fiscal 1995. These costs included start up costs, costs of pursuing several significant acquisitions which were not consummated, and costs to position the companies to operate properties.

    Administrative expenses at Fort Cobb increased $150,000 over fiscal 1995 due to including twelve months in 1996 as contrasted to four months in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has substantially improved its financial condition through the implementation of the Recapitalization. The Company's debt to total capital, after the results of the Recapitalization will be approximately 17%. The net working capital has improved from a negative $1.3 million in 1996 to a positive $.4 million in 1997. The improvement is due to the change in accounting for Castex LP to the equity method and classification of dividends payable, which were paid in April 1997 with subordinated notes and common stock, as a long-term liability.

The Company has in place an operating line of credit agreement with a bank with maximum borrowings of $550,000. As of May 1997, the amount available to the Company under this operating line of credit was $386,000.

The Company has retained the services of an investment banker with experience in helping growth-oriented companies in the oil and gas industry. The investment advisor is expected to assist the Company in obtaining reasonably priced long-term debt or equity capital to finance its acquisition strategies. The Company has signed a letter of intent to sell its interest in Castex LP and its other oil and gas properties for approximately $3.5 million. The proceeds from this sale can be combined with long-term financing to acquire properties which compliment the Company's core assets. Management believes that these proceeds and its more favorable debt/equity ratio will allow it to obtain long-term financing on reasonable terms.

The Company generated net cash flows from operations of $1,085,800 in fiscal 1997. The cash generated from operations and cash received from sale of assets of $841,500 was used to pay preferred stock dividends of $1,523,800 in 1997. The Company utilized net proceeds from preferred stock and escrowed cash at February 29, 1996, to fund expansion of existing properties, purchase Venture in March 1996, and retire bridge loans used to finance prior year acquisitions.

Payments for debt service in fiscal 1998, based on pro forma capitalization after the Recapitalization, are estimated to be $450,000. The Company believes that cash generated from operations will be sufficient to meet these debt service requirements and fund expected capital expenditures (estimated to be less than $500,000) required to maintain the competitive position of the gas gathering and processing assets.

FACTORS AFFECTING FUTURE RESULTS

As discussed in Item 1, the Company completed a Recapitalization which converted its previously existing preferred stocks into subordinated notes, common stock and common stock warrants. The Recapitalization reduced the cash requirements for preferred dividends from approximately $2.2 million annually to $.1 million for interest. One of the principal objectives of the Recapitalization was to facilitate access to reasonably priced capital to enable the Company to build enhanced stockholder value through the execution of certain strategies. These strategies include, among other things, 1) development of the Company's natural gas assets located in selected core geographic areas through enhancements and expansions, 2) acquisition of assets which complement the Company's midstream gathering and processing assets; and 3) continued development of the Company's operating organization in order to decrease its reliance on third-party managers who currently operate the Company's properties.

During the next twelve months, the Company will continue to build an operating organization. This organization will have the capability of assuming operation and management of the Company's existing joint ventures as well as any acquisitions. The outcome of negotiations with current joint venture partners will significantly affect the Company's ability to improve the performance on certain properties that are currently not generating revenues and returns as expected. Also, the Company's ability to expand existing systems and acquire additional properties in core geographic areas is related to the extent properties are under Company management.

The Company must provide services to its customers, primarily producers, at a competitive price. Therefore, in order to be successful the Company must contain its costs in line with industry competitors. The Company's access to reasonably priced long-term capital will have a significant effect on its ability to acquire additional properties which will increase revenues sufficiently to cover fixed overhead costs which are required for a public company. The Company believes that the Recapitalization and the retention of an investment advisor with experience in growing middle market oil and gas companies will allow the Company to access capital and find properties which can provide attractive returns. However, there can be no assurance that the Company will be successful in this endeavor.

The Company's ability to generate long-term value for the common stockholder is dependent upon the successful acquisition of additional mid stream assets which compliment the Company's core business at costs which provide for reasonable returns. There are many companies participating in the midstream segment of the natural gas industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow.

The Company believes that it will be able to compete in this environment and will be able to find attractive investments which compliment its existing properties. However, it is not possible to predict competition or the effect this will have on the Company's operations.

The Company's operations are also significantly affected by factors which are outside the control of the Company. Gas gathering and processing is dependent on throughput volume. Throughput on the Company's systems is dependent on natural gas production which is significantly affected by natural gas prices as prices affect the willingness of producers to invest the required capital to obtain geological and geophysical information, drill development or exploratory wells, and to rework or maximize production on existing wells. Natural gas prices have recently stabilized at levels which should provide adequate incentive to producers; however, there is no assurance that such prices will remain at current levels, and that producers will continue to react positively to the current prices.

The Company's revenues, particularly in its retail operations, are also affected by weather. Much of the retail demand is for crop irrigation and drying. Favorable precipitation in the growing season and hot, dry weather in the fall can significantly reduce demand for natural gas.

ITEM 7.  FINANCIAL STATEMENTS

      Report of Independent Certified Public Accountants........F-1

      Consolidated Balance Sheets as of
          February 28, 1997 and February 29, 1996...............F-2

      Consolidated Statements of Operations for the years
          ended February 28, 1997 and February 29, 1996.........F-4

      Consolidated Statement of Stockholders' Equity for the
         years ended February 28, 1997 and February 29, 1996....F-5

      Consolidated Statements of Cash Flows for the years
          ended February 28, 1997 and February 29, 1996.........F-6

      Notes to Consolidated Financial Statements................F-8

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

    None.

                                      PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The names and ages of the directors as of February 28, 1997, are set forth below. All directors serve until the next annual stockholder meeting.

         NAME                     AGE       DIRECTOR SINCE
         ----                     ---       --------------

         Donald L. Anderson       65        February 1993
         John B. Ewing            75        June 1988
         Charles A. Holtgraves    32        June 1988
         L. J. Horbach            55        January 1990

Officers of the Company serve for a one-year term. The names and ages of officers are listed below.

NAME               AGE       POSITION                           OFFICER SINCE
----               ---       --------                           -------------

L. J. Horbach      55   Chairman of the Board, President            June 1990
                        and Chief Executive Officer

Neil A. Fortkamp   51   Executive Vice President, Treasurer      January 1994
                        and Chief Financial Officer

Donald L. Anderson 65   Vice President and Secretary           September 1992

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

NEIL A. FORTKAMP was appointed Vice President, Treasurer, and Chief Financial Officer in January 1994 and Executive Vice President in November 1995. Mr. Fortkamp was president of Data Duplicating Corporation, a software manufacturing company, from August 1991 to January 1994.

DONALD L. ANDERSON has served on the Board since February 1993. He has been a Vice President since September 1992 and was appointed Secretary in July 1996. Mr. Anderson has been involved in investment banking activities for over 30 years and has significant experience in the energy business. For the past five years Mr. Anderson has served as a private consultant to the investment banking industry and is affiliated with Pipeline Capital, Inc.

CHARLES A. HOLTGRAVES has served as a director since 1988 and was Secretary from 1988 to 1996. For the past five years Mr. Holtgraves has been an investor and officer of First Mortgage Investment Company.

JOHN B. EWING has served as a director since June 1988. For the past five years Mr. Ewing has been an attorney in private practice.

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors, and 10% stockholders are also required by the SEC rules to furnish the Company with copies of all Section 16(a) forms they file. No officers or directors failed to make such filings.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table. Individual executive officer compensation for the fiscal year ending February 28, 1997, included base salary, certain expense allowances provided by the Company and matching contributions of the Company to its 401(k) savings plan. As of February 28, 1997, the Company had no bonus or long-term incentive programs in effect and no bonuses were payable for the year then ended. The following Summary Compensation Table includes compensation paid in cash and notes.

                                                                                                                Long Term
                                                              Annual Compensation                             Compensation
                                                          ----------------------------------------------   Securities Underlying
Name and Principal Position             Year              Salary              Other                Bonus     Options/SARs (#)
---------------------------             ----              ------              -----                -----     ----------------
                                                           ($)                 ($)                  ($)
Larry J. Horbach, President and         1995              95,900                   0                 0            0
Chief Executive Officer                 1996             108,100              11,400              10,600  7,000 shares (1)
                                        1997             110,800              14,200                 0            0

Neil A. Fortkamp, Executive             1995              66,700                   0                 0
Vice President and Chief                1996              76,300               8,700               8,000   6,500 shares(1)(2)
Financial Officer                       1997              82,500               8,700                 0            0

Donald L. Anderson
Vice President and
Secretary                               1997              48,000(3)                0                 0            0



    (1) On December 1, 1994, Messrs. Horbach and Fortkamp were granted incentive stock options coupled with tandem stock appreciation rights under the Company's 1994 Incentive and Nonqualified Stock Option Plan. Messrs. Horbach and Fortkamp were granted options and tandem stock appreciation rights on 7,000 shares and 6,000 shares, respectively, each at an exercise price of $6.25 per share. The options vest at the rate of 50% per year commencing December 1, 1994. Under the stock appreciation rights, holders may exercise such SARs for cash, common stock or any combination thereof in an amount equal to the difference between the market price of the Company's common stock on the date of exercise and the option price at the date of grant. Mr. Fortkamp also received warrants to purchase 500 shares of common stock. See Footnote 2 below.

    (2) As a part of 1995 compensation to Company employees, Mr. Fortkamp received warrants to purchase 500 shares of Company common stock exercisable at $4.00 per share through February 28, 2000.

    (3) Mr. Anderson was named Secretary in July 1996 and became a salaried officer at that time. Mr. Anderson has a five-year employment agreement with the Company. See Item 12.

OPTION/SAR GRANTS IN LAST FISCAL YEAR. The Company made no grants of stock options or stock appreciation rights during the year ended February 28, 1997.


AGGREGATE OPTION/SARS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES. No executive officers exercised options during the fiscal year ended February 28, 1997 and there were no unexercised in-the-money options at fiscal year end.

DIRECTOR COMPENSATION. Directors who are not officers receive $500 per day for Board and committee meetings attended plus expenses of meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. As of February 28, 1997, there were no persons who are known to the Company to be beneficial owners of more than five percent (5%) of the Company's voting common stock.

    (b) SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth information concerning the shares of Common and Preferred Stock beneficially owned by (i) each director of the Company; (ii) each of the executive officers of the Company; and (iii) all directors and executives as a group.

                Name and Address of       Number of Shares
Title of Class     Beneficial Owner      Beneficially Owned   Percent of Class
--------------     ----------------      -----------------    ----------------

Common Stock    L. J. Horbach               24,600              1.27%
                10842 Old Mill Road #5
                Omaha, NE 68154

Common Stock    Neil A. Fortkamp             1,500               .08%
                13011 Lafayette Avenue
                Omaha, NE 68154

Common Stock    Charles A. Holtgraves       51,900              2.69%
                6510 Indian Lane
                Mission Hills, KS 66208

Common Stock    Donald L. Anderson          24,200              1.25%
                48-505 Via Encanto
                La Quinta, CA 92253

Common  Stock   John B. Ewing, Jr.           5,800               .30%
                1621 Bay Point Court
                Sarasota, FL 34236

All executive officers and directors
 as a group                                108,000              5.60%

                 Name and Address of   Amount and Nature of
Title of Class     Beneficial Owner       Beneficial Owner     Percent of Class
--------------     ----------------       ----------------     ----------------

Preferred Stocks(1)
-------------------
Series B         Charles A. Holtgraves            25             1.51%
                 John B. Ewing, Jr.               25             1.51%
Series K         Charles A. Holtgraves           100            13.33%
Series O         Donald L. Anderson                1              100%

All executive officers and directors as a group:
     Series B                                     50             3.03%
     Series K                                    100            13.33%
     Series O                                      1              100%

(1) All preferred stocks were converted into common stock in connection with the Recapitalization.

(c)  CHANGES IN CONTROL.  None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In fiscal year 1992, the Company entered into an agreement with Pipeline Capital, Inc. ("PCI") (which was subsequently amended several times) whereby PCI, through a sponsorship arrangement, was to raise up to $50,000,000 in capital for the Company over five years. Donald L. Anderson is a shareholder of PCI and has a one-third interest in the capital and in all profits and losses of PCI. Under this arrangement, $20,291,000 of capital was raised.

The parties had several ongoing disagreements regarding the proper interpretation of various sections of the agreement. In an attempt to settle these, the parties terminated all prior agreements and entered into a Settlement and Purchase Agreement ("Agreement") effective May 6, 1996. In summary, the Agreement provided for the following:

    - The Company issued to PCI, one share of its Series O Preferred Stock which is non-voting and has no dividend rights. Upon the following described events, the following payments were to be made to PCI: (i) PCI was entitled to receive 10% of the consideration paid in the event of a merger of the Company, the sale of all, or substantially all of its assets or the sale or exchange of a majority or more of the outstanding Common Stock; (ii) in the event of liquidation and dissolution of the Company, after payment of all debts senior to Series O, PCI was to receive a payment equal to 10% of the remaining assets of the Company; (iii) if neither event above has occurred by July 1, 2000, PCI was to receive an amount equal to 10% of the fair market value appraisal of the Company, said appraisal to be done by an investment banking or appraisal firm.

    - The Company repurchased the 56.3 shares of Series C Preferred Stock owned by PCI, representing its right to receive the above referenced payments for $480,000 represented by a promissory note requiring payments of $10,000 per month commencing July 1, 1996 and ending June 1, 2000.

    - PCI executed a promissory note in the amount of $278,728 plus interest at 7% representing all advances to PCI to the date of the Agreement. All principal and interest on this note was to be offset against the amounts which were payable to PCI upon a payment event described above.

    - The Company has entered into an Employment Agreement with Donald L. Anderson to employ him as Vice President-Shareholder Relations until July 1, 2000 unless the Agreement is otherwise terminated. Mr. Anderson receives compensation of $6,000 per month. In the event the employment is terminated as a result of Mr. Anderson's death or permanent disability or because of a sale or change of control of the Company, Mr.

         Anderson or his estate shall be entitled to all remaining salary under the Agreement reduced to present value at a discount rate equal to 8%.

In the Recapitalization PCI exchanged its one share of Series O Preferred Stock for 213,977 shares of common stock which represented 10% of the fully diluted shares outstanding at the time the Information Statements were first mailed to Stockholders. The $480,000 promissory note (now $380,000) remains a legal obligation of the Company and the Company continues to pay $10,000 per month to PCI as provided in the note. As part of the Recapitalization, the Company canceled the $278,728 promissory note from PCI.

The following table sets forth the cash payments, excluding amounts with respect to the 10% net operating income and stock issued to PCI during the periods indicated:

                         2/28/95          2/29/96          2/28/97
                         -------          -------          -------
    Cash                $630,000         $231,400         $167,500
    Common Stock          19,600 shares     4,800 shares     9,000 shares

OTHER TRANSACTIONS

In 1997, in connection with sale of CEI and closing of the GPC Houston office, the Company canceled notes payable to officers and directors of those entities which were issued in connection with the acquisition of CEI, certain producing properties, and furniture and fixtures.

In May 1996, Mr. Horbach advanced the Company $35,000 for working capital purposes which was repaid in December 1996. In August 1996, Mr. Horbach advanced $50,000 for working capital. This advance was subsequently repaid in October 1996, with advances from the operating line of credit.

As of February 29, 1996, the Company owed Mr. Horbach $17,100 which was the amount remaining on a Promissory Note issued in 1992. The balance was paid in fiscal 1997. During fiscal years 1997 and 1996, the Company paid Donald L. Anderson $6,400 and $15,100 respectively, as fees for administrative services performed in connection with private placement of the Company's securities.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS
            The following index sets forth the documents and schedules filed with this annual report on Form 10-KSB.

Exhibit No.               Description of Document                          Page
-----------               -----------------------                          ----

    3(a)        Restated Certificate of Incorporation, filed as
                Exhibit 3.1 to Registrant's Form 8 dated
                October 17, 1991. *

    3(b)        Certificate of Amendment of Restated Certificate of
                Incorporation dated March 3, 1997.                          27

    3(c)        Certificate of Amendment of Restated Certificate of
                Incorporation dated July 29, 1996.                          28

    3(d)        Certificate of Amendment of Restated Certificate of
                Incorporation dated July 29, 1995.                          29

    3(e) Certificate of Amendment of Restated Certificate of Incorporation dated January 12, 1995 filed as
                Exhibit 3.8 to Annual Report on Form 10-KSB for the year ended February 29, 1996. *

    10(a) 1994 Incentive and Nonqualified Stock Option Plan filed as part of the Gateway Energy Corporation
                1994 Proxy Statement, Schedule 14-A. *

    10(b)       Employment Agreement with Donald L. Anderson.               30

    11          Statement Regarding Computation of Earnings Per
                Share.                                                      31

    21          Subsidiaries                                                32

    27          Financial Data Schedule

*  Incorporated by reference.

     (b)  REPORTS ON FORM 8K
          (1)  Form 8-K, Item 2, Acquisition of Assets, July 15, 1996.

                                      SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     GATEWAY ENERGY CORPORATION
---------------------                          ---------------------
                             (Registrant)



By /s/ L. J. Horbach                                       June 11, 1997
   ---------------------------------------------           -------------
       L. J. Horbach, President                                Date


By /s/ Neil A. Fortkamp                                    June 11, 1997
   ---------------------------------------------           -------------
       Neil A. Fortkamp, Executive Vice President &            Date
                   Chief financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ L. J. Horbach                                          June 11, 1997
-------------------------------------                      -------------
       L. J. Horbach, Director                                 Date


/s/ John B. Ewing                                          June 11, 1997
-------------------------------------                      -------------
       John B. Ewing, Director                                 Date

/s/ Charles A. Holtgraves                                  June 11, 1997
-------------------------------------                      -------------
       Charles A. Holtgraves, Director                         Date

/s/ Donald L. Anderson                                     June 11, 1997
-------------------------------------                      -------------
       Donald L. Anderson, Director                            Date

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Gateway Energy Corporation

We have audited the accompanying consolidated balance sheets of Gateway Energy Corporation (a Delaware corporation) and subsidiaries as of February 28, 1997 and February 29, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway Energy Corporation and subsidiaries as of February 28, 1997 and February 29, 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.


GRANT THORNTON LLP



Lincoln, Nebraska
May 30, 1997


                                          F1

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS


                                               February 28,    February 29,
                                                   1997            1996
                                               ------------    ------------

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                      $   329,500    $ 1,572,600
 Restricted cash                                      2,100        148,100
 Trade accounts receivable, less allowance for
   doubtful accounts of $15,100 in 1997
   and $34,400 in 1996                            2,834,700      4,041,800
 Inventories                                         55,200         71,200
 Prepaid expenses and other assets                  365,400         92,400
                                                -----------    -----------
    Total current assets                          3,586,900      5,926,100


PROPERTY AND EQUIPMENT - AT COST
 Oil and gas properties,
   using full cost accounting                         -         11,813,900
 Gas gathering, processing and transportation    11,857,100     11,678,500
 Office furniture and other equipment               317,300        435,400
                                                -----------    -----------
                                                 12,174,400     23,927,800
  Less accumulated depreciation, depletion
   and amortization                               1,839,000      1,538,200
                                                -----------    -----------
                                                 10,335,400     22,389,600
OTHER ASSETS
 Assets held for sale                             3,024,900          -
 Cash escrowed for acquisitions                       -            657,700
 Equity investment in partnership                   370,000          -
 Note receivable - related party                    298,700        278,700
 Other                                              499,900        469,100
                                                -----------    -----------
                                                  4,193,500      1,405,500
                                                -----------    -----------
                                                $18,115,800    $29,721,200
                                                -----------    -----------
                                                -----------    -----------

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                February 28,    February 29,
                                                    1997            1996
                                                ------------    ------------

CURRENT LIABILITIES
 Notes payable                                    $  379,300     $ 1,390,000
 Note payable to officer                              -               17,100
 Current maturities of long-term debt                199,100       1,606,700
 Accounts payable                                  2,357,000       3,622,400
 Accrued expenses and other liabilities              300,000         360,400
 Preferred dividends payable                          -              225,100
                                                  ----------      ----------
    Total current liabilities                      3,235,400       7,221,700

Preferred dividends payable                          960,700           -

Long-term debt, less current maturities            1,173,600       8,095,000

Minority interests                                   184,500       1,029,700

Preferred stock of subsidiary (liquidation value
  $537,500 at February 28, 1997)                     358,500         470,500

Mandatory redeemable preferred stock (liquidation
  value of $8,336,900 at February 28, 1997)        6,394,700       8,335,500

STOCKHOLDERS' EQUITY
 Preferred stock (liquidation value of $9,400,000
  at February 28, 1997)                                9,400           7,900
 Common stock-  authorized, 17,500,000 shares
  of $.25 par value; issued and outstanding
  1,929,800 shares in 1997 and 1,079,000
  shares in 1996                                     482,500         269,800
 Additional paid-in capital                       12,334,900       9,275,600
 Accumulated deficit                              (7,018,400)     (4,984,500)
                                                 -----------     -----------
                                                   5,808,400       4,568,800
                                                 -----------     -----------
                                                 $18,115,800     $29,721,200
                                                 -----------     -----------
                                                 -----------     -----------


           The accompanying notes are an integral part of these statements.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Year ended
                                                ---------------------------
                                                February 28,   February 29,
                                                    1997           1996
                                                ------------   ------------

Operating revenues
 Natural gas and oil sales                      $16,190,000    $11,332,100
 Transportation and processing                    1,869,800      1,647,300
 Other                                               77,100        152,000
                                                -----------    -----------
                                                 18,136,900     13,131,400
Operating costs and expenses
 Cost of natural gas purchased                   12,630,000      7,272,500
 Operation and maintenance                        2,317,600      2,366,000
 Depreciation, depletion and amortization           995,500      1,089,900
 General and administrative                       1,670,800      2,315,100
                                                -----------    -----------
                                                 17,613,900     13,043,500
                                                -----------    -----------
    Operating profit                                523,000         87,900


Other income (expense)
 Equity in earnings of partnerships                 465,800           -
 Gain (loss) on disposal of assets                 (344,800)        48,000
 Interest income                                     68,700         97,800
 Interest expense                                  (425,600)      (285,300)
 Other expense                                       (1,200)       (14,600)
 Minority interests                                   5,500          7,500
                                                -----------    -----------
                                                   (231,600)      (146,600)
                                                -----------    -----------
    Earnings (loss) before income taxes             291,400        (58,700)

Income taxes                                         66,000         34,000
                                                -----------    -----------

    NET EARNINGS (LOSS)                             225,400        (92,700)

Provision for preferred dividends                 1,508,700      2,323,000
                                                -----------    -----------

    Loss applicable to common stock             $(1,283,300)   $(2,415,700)
                                                -----------    -----------
                                                -----------    -----------
Loss per common share                           $     (0.95)   $     (2.31)
                                               ------------     -----------
                                               ------------     -----------
Weighted average common shares outstanding        1,351,000      1,046,100
                                                -----------    -----------
                                                -----------    -----------


            The accompanying notes are an integral part of these statements.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                    Additional
                                         Preferred           Common stock            paid-in       Accumulated
                                           stock        Shares         Amount        capital         deficit        Total
                                           -----        ------          ------       -------         -------        -----

Balance at  March 1, 1995                  $4,000     25,735,700       $257,400     $6,247,800    $(3,025,900)    $3,483,300
Issuance of stock for cash and
 services (net of issuance
 costs of $707,500)                         3,900        611,700          6,100      3,319,200         -           3,329,200
Amortization of issue costs
 on mandatory redeemable
 preferred stock                              -             -               -         (457,100)        -            (457,100)
Compensation under stock
 award plans                                  -             -               -           34,800         -              34,800
Preferred stock dividends                     -             -               -              -       (1,865,900)    (1,865,900)
Preferred stock conversions                   -          628,700          6,300        130,900         -             137,200
Net loss                                      -             -               -              -          (92,700)       (92,700)
                                           ------     ----------       --------      ---------    -----------      ---------
Balance at February 29, 1996                7,900     26,976,100        269,800      9,275,600     (4,984,500)     4,568,800

Redemption of mandatory
 redeemable Series C preferred
 stock                                        -            -                -         (693,000)        -            (693,000)
Issuance of stock for cash and
 services (net of issuance costs
 of $502,300)                               1,700      2,662,600         26,600      1,732,600         -           1,760,900
Amortization of issue costs on
 mandatory redeemable
 preferred stock                              -            -                -         (482,100)        -            (482,100)
Compensation under stock
 award plans                                  -            -                -          (34,800)        -             (34,800)
Preferred stock dividends                     -            -                -              -       (2,259,300)    (2,259,300)
Preferred stock conversions
 to common stock                             (200)    18,606,600        186,100      1,467,300         -           1,653,200
Revaluation of preferred stock
 due to Recapitalization                      -            -                -        1,069,300         -           1,069,300
Net earnings                                  -            -                -              -          225,400        225,400
Reduction in shares, one for twenty
 five reverse stock split                     -      (46,315,500)           -              -           -              -
                                          -------    -----------       --------    -----------    -----------     ----------

Balance at February 28, 1997               $9,400      1,929,800       $482,500    $12,334,900    $(7,018,400)    $5,808,400
                                          -------    -----------       --------    -----------    -----------     ----------
                                          -------    -----------       --------    -----------    -----------     ----------



         The accompanying notes are an integral part of this statement.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Year ended
                                                ---------------------------
                                                February 28,   February 29,
                                                    1997           1996
                                                ------------   ------------


INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS

Cash flows from operating activities
 Net earnings (loss)                             $  225,400     $  (92,700)
 Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities
   Equity in undistributed earnings of
    partnerships                                   (288,500)          -
   Depreciation, depletion and amortization         995,500      1,089,900
   (Gain) loss on disposal of assets                344,800        (48,000)
   Compensation accrued under stock award plans     (34,800)        34,800
   Stock issued for interest, fees and services      59,800        110,100
   Noncash interest expense, net                     85,000           -
   Minority interests in net losses
    of subsidiaries                                  (5,500)        (7,500)
   Other                                             26,100         (5,800)
   Increase (decrease) in cash and cash
    equivalents, net of businesses acquired,
    resulting from changes in:
    Trade accounts receivable                      (911,700)    (1,444,400)
    Inventories                                      15,600        (47,500)
    Prepaid expenses and other current assets      (368,900)       (66,000)
    Accounts payable                              1,003,500        969,600
    Accrued expenses and other liabilities          (60,500)       144,700
                                                 ----------      ---------
      Net cash provided by operating activities   1,085,800        637,200
                                                 ----------      ---------

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                         Year ended
                                                -------------------------------
                                                February 28,       February 29,
                                                    1997              1996
                                                ------------       ------------

Cash flows from investing activities
 Capital expenditures                           $  (697,600)    $  (1,909,100)
 Proceeds from sale of property and equipment       841,500           228,400
 Acquisitions of businesses, net of cash
  acquired of $134,200 in 1997 and
  $128,300 in 1996                               (1,265,600)      (11,097,600)
 Decrease in cash and cash equivalents as
  a result of the deconsolidation of Castex LP   (1,172,800)             -
 Advances on notes receivable                         -              (110,400)
 Payments on notes receivalbe                         -               150,000
 Other                                             (155,000)         (199,700)
                                                ------------       ------------
    Net cash used in investing activities        (2,449,500)      (12,938,400)
                                                ------------       ------------

Cash flows from financing activities
 Decrease in restricted and escrowed cash           803,700           311,300
 Proceeds from borrowings                         3,478,700        11,390,000
 Payments on borrowings                          (3,761,400)         (461,000)
 Payments on note payable to officer                (17,100)          (24,600)
 Proceeds from sale of preferred stock            1,438,000         3,620,700
 Retirement of preferred stock                      (97,000)          (95,800)
 Proceeds from issuance of common stock              30,100              -
 Preferred dividends paid                        (1,523,800)       (1,876,700)
 Minority stockholder contributions                    -              672,000
 Other                                             (230,500)             -
                                                 ----------        ----------
     Net cash provided by financing activities      120,600        13,535,900
                                                 ----------        ----------

Net change in cash and cash equivalents          (1,243,100)        1,234,700
Cash and cash equivalents at beginning of year    1,572,600           337,900
                                                ------------       ------------

Cash and cash equivalents at end of year         $  329,500       $ 1,572,600
                                                 ----------       -----------
                                                 ----------       -----------

        The accompanying notes are an integral part of these statements.

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows. Certain reclassifications have been made to conform to the 1997 presentation.

1.  PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS

The consolidated financial statements include the accounts of Gateway Energy Corporation ("GEC") and all its wholly-owned and majority-owned subsidiaries and joint venture investments. The Company's investments in joint ventures are accounted for using the proportional consolidation method. All significant intercompany transactions have been eliminated in consolidation.

In October 1996, the Company sold a majority-owned subsidiary, Castex Energy, Inc. ("CEI"). CEI, among other things, serves as the general partner for
Castex Energy 1995 L.P. ("Castex LP").   The sale of CEI resulted in the
Company no longer controlling the general partner of Castex LP; therefore, in 1997 the Company has deconsolidated its 66% limited partner interest in Castex LP and reports such interest using the equity method as of the beginning of the year.

The Company purchases, develops, owns, and operates natural gas gathering pipeline systems and processing plants and related facilities in the Gulf Coast and Southwestern states of Texas, New Mexico, Oklahoma and Louisiana, both internally and through joint ventures with industry partners. In addition, the Company operates a local natural gas distribution company in Oklahoma, and through Castex LP, conducts oil and gas exploration and production activities in Louisiana.

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

Property and equipment, other than oil and gas properties, are stated at cost, including capitalization of interest costs on funds used to finance major pipeline projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of the asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over estimated useful lives of 6 to 30 years for pipeline systems, gas plant and processing equipment and over 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


pipeline systems, gas plants or other property and equipment are retired or sold, any gain or loss is credited to or charged against operations.

Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount. The Company, based on presently available estimates and current circumstances, has determined that no impairment loss should be recognized at February 28, 1997.

3.  ASSETS HELD FOR SALE

Assets held for sale are stated at the lower of cost or market.

4.  CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

5.  INCOME TAXES

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

6.  GAS BALANCING

The Company uses the sales (cash) method of accounting for gas imbalances.
Under the sales method the Company recognizes revenue on the amount of gas sold to purchasers, which may differ from the amount the Company is entitled to based on its working interest. A liability is recognized for overproduction only when the estimated reserves on a property are not sufficient to repay the overproduction quantities "in-kind". Gas imbalances at February 28, 1997 and February 29, 1996 were not material.

7.  ACCOUNTING FOR STOCK BASED COMPENSATION PLANS

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which required adoption in fiscal 1997. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


of the award and is recognized over the service period, which is usually the vesting period. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25 ("APB 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, but are required to disclose pro forma net income and earnings per share as if the companies had applied the new method of accounting. The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption, whereas the disclosure requirements apply to all awards granted subsequent to December 31, 1994. The Company has adopted the disclosure requirements of Statement No. 123 in 1997 but will continue to recognize and measure compensation for its stock based compensation plans in accordance with the existing provisions of APB 25. Pro forma information is not presented since no options or warrants have been issued to employees subsequent to December 31, 1994.

8.  REVERSE STOCK SPLIT

All references in the consolidated financial statements referring to common shares, options and warrants, and loss per common share amounts have been adjusted to give retroactive effect to a one-for-twenty five reverse split effected on March 4, 1997, to holders of record on that date.

9.  EARNINGS PER COMMON SHARE

Earnings per common share are based upon the average number of shares outstanding during each period after giving effect to dividend requirements of the various preferred stock issues and shares issuable upon exercise of outstanding stock options and warrants in periods in which such options and warrants have a dilutive effect. The fully diluted per share computation reflects the effect of common shares issuable upon the conversion of preferred stock in periods in which such exercise would cause dilution. For 1997 and 1996, the loss per common share, assuming full dilution, is considered to be the same as primary since the effect of the common stock equivalents and other potentially dilutive securities were antidilutive.

The FASB has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements. The effect of adopting this new standard has not been determined.

10.  USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B -  SUBSEQUENT EVENT - RECAPITALIZATION

Effective March 1, 1997, the Company's preferred stockholders approved the restructuring of all nine series of its preferred stock. As part of the restructuring the Company's common stockholders authorized a one-for-twenty five reverse split and a reduction of authorized common shares from 75,000,000 to 17,500,000 (collectively the "Recapitalization").

The objectives of the Recapitalization are to improve the Company's financial condition, retain cash flow for required capital additions and enhancements, facilitate the development of reasonably priced long-term financing and allow the Company to execute its strategies for developing an operating organization, decreasing its reliance on third-party operators and developing its core assets through expansion and acquisition.

The significant components of the Recapitalization, together with the applicable accounting effects, are as follows:

     o The Company offered to exchange $7,769,800 stated value of the Series G mandatory redeemable preferred stock plus accrued dividends of $505,200 for i) 1,983,200 shares of common stock, ii) $3,069,200 of
          10% subordinated notes and, iii) 155,400 common stock purchase warrants exercisable to March 1, 2002 at $3.00 per share. Alternatively, the Series G preferred stockholders could elect to convert their preferred stock into 6,782,800 shares of common stock as provided for in the Certificate of Designation. Pursuant to the elections of the Series G preferred stockholders, the Company issued $592,200 of 10% subordinated notes, 5,856,600 shares of common stock and 30,000 common stock purchase warrants and cancelled all Series G preferred stock.

     o    The Company offered to exchange $9,961,500 stated value of Series A
          (GPC), B, J, K, L, M, & N preferred stock plus accrued dividends of $403,400 for i) 2,131,900 shares of common stock, ii) $3,690,700 of
          10% subordinated notes and, iii) 199,230 common stock purchase warrants. Alternatively, the preferred stockholders could elect to convert their preferred stock into 7,119,500 shares of common stock as provided for in the Certificate of Designation. Pursuant to the elections of each preferred stockholder, the Company issued $585,700 of 10% subordinated notes, 6,292,200 shares of common stock and 32,300 common stock purchase warrants and cancelled all preferred stock of these series.

     o The Company exchanged the Series O preferred stock held by Pipeline Capital, Inc. ("PCI") for 214,000 shares of common stock and agreed to cancel the promissory note of $298,700 due to the Company by PCI.

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


The subordinated notes are dated March 1, 1997, with an interest rate of 10%, payable quarterly. Annual equal principal payments begin on March 1, 2000, and continue through March 1, 2004. The aggregate subordinated notes have a 4.36% interest in the cash distributions and liquidation proceeds of Castex LP after recovery of the Company's investment and the payment of any related income taxes. This interest is expected to increase the effective interest rate on the subordinated notes by approximately 0.5%.

As a result of the Recapitalization, the carrying value of each series of preferred stock outstanding at February 28, 1997 has been adjusted to fair value, resulting in a decrease in the provision for preferred dividends and loss applicable to common stock of approximately $2,393,000. The following table presents the capitalization of the Company as of February 28, 1997, as reported and on a pro forma basis assuming the Recapitalization had occurred on that date:

                                                        February 28, 1997
                                                -------------------------------
                                                As reported          Pro forma
                                                -----------          ---------

Preferred dividends payable                      $ 960,700          $     -

Long-term debt, including
  current portion                                 1,372,700           2,350,600

Minority interests                                  184,500             184,500

Preferred stock of subsidiary                       358,500                -

Mandatory redeemable preferred stock              6,394,700                -

Stockholders' equity:
  Preferred stock                                     9,400                -
  Common stock                                      482,500           3,579,700
  Additional paid-in capital                     12,334,900          15,983,100
  Accumulated deficit                            (7,018,400)         (7,018,400)
                                                -----------         -----------
    Total stockholders' equity                    5,808,400          12,544,400
                                                -----------         -----------
    Total capitalization                        $15,079,500         $15,079,500
                                                -----------         -----------
                                                -----------         -----------

Common shares outstanding                         1,929,800          14,338,500
                                                -----------         -----------
                                                -----------         -----------

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE C -  ACQUISITIONS AND DIVESTITURES

All acquisitions have been accounted for as purchases; operations of the companies and businesses acquired or disposed have been included in the accompanying consolidated financial statements from their respective dates of acquisition or through their respective dates of disposal.

Effective March 1, 1996, GPC acquired all of the outstanding common stock of Venture Resources, Inc. ("Venture"), a company with interests in natural gas gathering and transmission properties located in Texas, Louisiana and Oklahoma for approximately $1,305,000. The acquisition cost was equal to the fair value of the net assets acquired. In April 1996, Venture acquired the remaining 50% partnership interest in MV Pipeline for $100,000.

In October 1996, the Company sold its sixty percent interest in CEI to its minority shareholders in exchange for the cancellation of notes payables to officers of $138,800, the forgiveness of the intercompany payable to CEI of $218,500 and the forgiveness of an intercompany note and accrued interest from CEI to the Company in the amount of $222,000. In addition, the Company paid CEI $20,000 in consideration for a lease cancellation. The transaction resulted in a net loss of $75,900 which has been charged to loss on disposal of assets.

In November and December 1996, the Company sold two pipelines for cash of $866,300, resulting in a net loss of $154,100. The net loss has been charged to loss on disposal of assets.

Effective January 1996, Castex LP acquired numerous oil and gas producing interests for approximately $9,500,000 and assumed certain liabilities of approximately $500,000. The purchase was financed with proceeds from a credit facility with a bank. The acquisition cost was equal to the fair value of the net assets acquired.

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


In January 1996, a subsidiary of the Company, Gateway Pipeline Company ("GPC"), acquired all the outstanding shares of Ozark Natural Gas Company ("Ozark") for $30,000. Ozark owns natural gas franchises for the cities of Branson and Hollister, Missouri. Additional contingent consideration of $70,000 will be paid upon successful financing of planned development of natural gas transmission and distribution systems in the franchise areas.

On December 15, 1995, a subsidiary of the Company, Shoreham Gathering Company, ("SGC"), acquired eight separate offshore gathering systems. The systems were purchased for cash of $753,000 and consist of approximately 49 miles of pipeline. Six of the eight systems are inactive but are located in areas where there is considerable lease and drilling activity.

Effective June 30, 1995, GPC acquired a 15 mile pipeline. The purchase price of $795,000 was financed with proceeds from the Series N preferred stock and short-term bank financing. In November 1996, GPC sold this pipeline.

The following unaudited pro forma consolidated results of operations for the year ended February 29, 1996 assume all purchases occurred at the beginning of 1996, as follows:

     Revenues                                         $17,415,000
     Net earnings                                         368,700
     Loss applicable to common stock                   (2,219,000)
     Loss per common share                                  (2.12)

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE D - INVESTMENT IN CASTEX LP

The following presents summarized financial information of Castex LP carried at equity in fiscal 1997 (See Note A):

                                                   February 28, 1997
                                                   -----------------

     Condensed Balance Sheet:

       Current assets                                    $ 4,139,600
       Property and equipment, net                        15,279,300
       Other assets                                          419,400
                                                         -----------
                                                         $19,838,300
                                                         -----------
                                                         -----------

       Current liabilities                               $ 6,284,500
       Noncurrent liabilities                             10,634,300
       Partnership equity                                  2,919,500
                                                         -----------
                                                         $19,838,300
                                                         -----------
                                                         -----------

     Condensed Statement of Operations:

       Operating revenue                                 $ 5,474,600
       Operating profit                                    1,806,800
       Net earnings                                          401,600


The Company's equity investment in Castex LP is $2,022,700 as of February 28, 1997 and is included in assets held for sale in the consolidated balance sheet. The Company's equity in earnings of Castex LP was $295,400 for the year ended February 28, 1997 and is included in equity in earnings of partnerships in the consolidated statement of operations.

NOTE E -  OIL AND GAS OPERATIONS

As discussed in Note A, the Company began accounting for its investment in Castex LP using the equity method in fiscal 1997. This investment constitutes substantially all of the Company's oil and gas operations. Accordingly, 1997 oil and gas disclosures relate only to the Company's equity in Castex LP.

Capitalized costs related to the Company's oil and gas producing activities and the related amounts of accumulated depreciation, depletion and amortization at February 29, 1996, are shown below:

     Proved properties                                   $11,731,500
     Unproved properties                                      82,400
                                                          ----------
                                                          11,813,900
     Accumulated depreciation,
       depletion and amortization                           (413,000)
                                                          ----------
     Net property costs                                  $11,400,900
                                                          ----------
                                                          ----------

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


The Company's equity in net capitalized costs of Castex LP was $10,100,000 at February 28, 1997.

The following reflects the costs incurred during 1996 in oil and gas producing activities:


    Property acquisition costs:
      Proved                                $10,221,500
      Unproved                                   82,400
    Exploration and development costs           847,500
                                            -----------
                                            $11,151,400
                                            -----------
                                            -----------

The Company's equity in costs incurred by Castex LP was approximately $4,800,000 for the year ended February 28, 1997.

The following table includes revenues and expenses associated directly with the Company's oil and gas producing activities for the year ended February 29,
1996.   It does not include any allocation of the Company's interest costs or general corporate overhead and, therefore, is not necessarily indicative of the contribution to net earnings of the Company's oil and gas operations. Income tax expense has been calculated by applying statutory income tax rates to oil and gas sales after deducting costs, including depreciation, depletion and amortization and after giving effect to permanent differences.


    Oil and gas sales                              $1,051,700
    Production and operating expenses                (181,800)
    Depreciation, depletion and amortization         (414,700)
    Income tax expense                               (155,000)
      Results of operations for oil and gas        ----------
        producing activities                       $  300,200
                                                   ----------
                                                   ----------

The Company's equity in the results of operations of Castex LP for the year ended February 28, 1997, using the same methodology noted above, was $1,015,000.

NOTE F -  JOINT VENTURE OPERATIONS

The Company participates in 17 natural gas gathering, processing or delivery joint ventures. All but one of the joint ventures are operated by the Company's joint venture partners. Management fees to the joint venture partners are a base fee plus a percentage of qualifying expenditures or a percentage of net operating income, as defined. The joint venture agreements contain provisions for increased income participation by the Company until specified payout levels are attained. The agreements have terms of one to ten years, with provision for earlier termination, along with buy-sell agreements in

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the event of termination. Fees paid to the joint venture partners were approximately $239,000 in 1997 and $237,000 in 1996.

NOTE G -  NOTES PAYABLE

Notes payable consist of the following:      February 28,     February 29,
                                                1997              1996
                                             ------------     ------------
    Operating line of credit                  $316,000        $      -
    Operating line of credit - Fort Cobb        40,000            30,000
    Acquisition line of credit                   -               575,000
    Bridge loans                                 -               785,000
    Other                                       23,300               -
                                               --------        ----------
                                              $379,300        $1,390,000
                                               --------        ----------
                                               --------        ----------

OPERATING LINES OF CREDIT

On September 27, 1996, the Company entered into an operating line of credit agreement and promissory note with a bank with maximum available borrowings of $400,000. The maximum amount was subsequently increased to $550,000. Interest is payable monthly at 1% above the Prime Rate published in the Wall Street Journal and all outstanding principal is due September 27, 1997. At February 28, 1997, the effective rate was 9.25%. The line is collateralized by an assignment of the Company's interest in a joint venture which operates several gas gathering systems in Texas and New Mexico.

On July 15, 1995, a subsidiary of the Company, Fort Cobb Oklahoma Irrigation Fuel Authority L.L.C. ("Fort Cobb"), entered into a revolving line of credit with a bank with maximum available borrowings of $40,000. Interest is payable quarterly at 1.25% above the New York Prime Rate (the effective rate was 9.50% at February 28, 1997) beginning October 1, 1995. All outstanding principal is due July 15, 1997. The line is collateralized by substantially all Fort Cobb assets and is guaranteed by the Company and the remaining 1% owner of Fort Cobb.

ACQUISITION LINE OF CREDIT

 The Company had a revolving line of credit agreement with a bank with maximum available borrowings of $750,000 due October 31, 1996. Interests in certain of the Company's joint venture properties and all deposit and escrow accounts at the bank collateralized the line. This line of credit was repaid during fiscal 1997.

BRIDGE LOANS

On September 28, 1995, the Company issued a promissory note due December 28, 1995, for $235,000 in cash. The proceeds were used for working capital purposes because of delays in collecting funds from a customer. The note was extended to March 28, 1996. The note was without collateral and bore

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


interest at 11% per annum which could, at the option of the holder, be paid with common stock of the Company at $6.25 per share. As part of the commitment to the holder for the initial and extension terms, the Company issued 2,000 shares of restricted common stock and warrants to purchase an additional 6,000 shares at $6.25 per share. The balance outstanding at February 29, 1996, was $135,000 and was repaid during fiscal 1997.

On November 30, 1995, the Company issued promissory notes due February 28, 1996, for a total of $650,000 in cash. The notes were subsequently extended to February 28, 1997. The proceeds from the notes were used to acquire the Company's interest in the South Lake Arthur properties. The notes bore interest at 11% per annum which could, at the option of the holders, be paid with common stock of the Company at $8.75 per share. As part of the commitment to the holders for the initial and extension terms, the Company issued 6,000 shares of common stock and warrants to purchase 13,260 shares of common stock at $8.75 per share. The notes were collateralized by the properties acquired. The notes were repaid during fiscal 1997.

NOTE H -  LONG-TERM DEBT

Long-term debt consists of the following:

                                               February 28,    February 29,
                                                  1997            1996
                                               ------------    ------------
    Castex LP bank credit agreement            $     -          $9,500,000
    Promissory notes                             1,022,600          -
    Note payable to PCI                            350,100          -
    Notes payable to directors and officers          -             201,700
                                               ------------    ------------
                                                 1,372,700       9,701,700
    Less current maturities                        199,100       1,606,700
                                               ------------    ------------
                                               $ 1,173,600      $8,095,000
                                               ------------     ----------
                                               ------------     ----------


CASTEX LP BANK CREDIT AGREEMENT

In January 1996, Castex LP entered into a bank credit agreement which, as amended, provides for commitments totaling $20,000,000 through September, 1997, to finance the acquisition and development of certain oil and gas producing properties and other properties in Louisiana and Texas. Commitment availability is reduced by amounts borrowed and can be further reduced by Castex LP and the bank under certain circumstances as defined in the agreement. A commitment fee of 0.125% per annum on the average commitment availability is payable quarterly.

Borrowings under the bank credit agreement have a final stated maturity date of January 24, 2001 but can be retired earlier. Principal and interest payments are made monthly. Borrowings bear interest primarily at floating interest rates based on the higher of the bank's base rate or the Federal Funds Rate plus 0.25% (the effective rate was 7.375% at February 29, 1996). Provisions in the bank credit agreement also require up front closing fees, annual engineering fees of

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


$25,000, the use of interest rate swaps and production price hedges and the assignment of a permanent overriding royalty interest ("ORRI") initially equivalent to a 6.5% interest in certain oil and gas producing properties acquired with the loan proceeds. The bank agreement provides for a reduction of the ORRI to 2% when the payments of principal, interest, fees, interest rate hedges and the 6.5% ORRI produce an internal rate of return to the bank of 13% on amounts borrowed and payments made under the ORRI exceed $500,000. As a result of these provisions, the value of the ORRI is being amortized using the interest method and included in interest expense. The bank credit agreement contains covenants which require that Castex LP maintain defined levels of tangible net worth, cash equivalents, current assets to current liabilities, debt to capitalization, and interest coverage. The covenants also limit, among other things, Castex LP's ability to sell or acquire oil and gas interests, incur additional indebtedness, make investments or pay dividends or distributions. Borrowings under this bank credit agreement are non-recourse to the Company and are collateralized by the properties acquired and developed.
The Company's limited partnership interest in Castex LP is pledged as security for the bank credit agreement. At February 28, 1997, Castex LP was in compliance with or had obtained waiver of all such covenants.

PROMISSORY NOTES

During fiscal 1997, GPC issued $759,600 of convertible promissory notes, proceeds of which were used to repay bridge loans in connection with the purchase of Venture. The promissory notes are without collateral and bear interest at the rate of 10% per annum payable monthly. The principal sum of the promissory notes is due two years from the date of issuance. The promissory notes are convertible at any time into common stock of the Company at the conversion price of $.40 per common share. The notes are guaranteed by the Company.

In April 1996, the Company issued a promissory note for $200,000 in payment of investment advisory and financing services. The note is without collateral, bears interest at the rate of 9% per annum and is payable in twenty-four equal monthly installments of $9,100 commencing April 1, 1996.

In July 1996, the Company issued various promissory notes totaling $150,000. The promissory notes were issued in connection with funds provided by certain stockholders for working capital. At the time of issuance 8,000 shares of common stock and warrants to purchase 8,000 shares of the Company's common stock at $3.00 per share were issued in full consideration for interest and commitment fees in connection with the notes. All principal payments are due
 July 25, 1998. As collateral for the notes, the Company pledged all of its ownership interests in three joint ventures. The notes may be converted to common stock at any time prior to July 25, 1998, at the rate of $5.00 per common share. The holders of the notes also agreed to guarantee the Operating Line of Credit in the aggregate amount of $150,000.

NOTE PAYABLE TO PCI

In May 1996, the Company issued to Pipeline Capital, Inc. ("PCI"), a related party, a promissory note for $480,000. The note is payable in forty eight equal monthly installments of $10,000

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


beginning July 1, 1996. The Company, may, at its option, prepay all of the note at a discount rate of 8%; therefore, the note was originally recorded at the discounted value of $423,000 and payments applied to principal and interest, based on the above rate.

Notes Payable to Directors and Officers

Notes payable to directors and officers of one of the Company's subsidiaries bore interest at 15% and were payable in monthly installments of principal and interest through December 1998. The notes were collateralized by the properties acquired. The notes were retired in 1997.

Aggregate future maturities of long-term debt are as follows:

    1998                $  199,100
    1999                 1,022,400
    2000                   111,900
    2001                    39,300

NOTE I -  SPONSORSHIP AGREEMENT

The Company had an agreement with PCI, whereby PCI was to raise funds for the Company through private placements and public offerings of the Company's securities. The agreement also provided for an "Exit Amount" due PCI of a 10% cumulative participation in the net operating income, as defined, from the properties acquired with funds raised by PCI and a residual interest in the acquired properties based on a buyout formula between five to seven years from the inception of the various joint venture programs. Series C preferred stock was issued to PCI to evidence the residual interest. Payments due under the above agreement were reduced by cumulative prior cash payments and stock issued to PCI. No liability was recorded at February 29, 1996, as payments and stock issued to PCI exceeded amounts due under the above agreement.

As a result of ongoing disagreements between the Company and PCI regarding the proper method of determining the Exit Amount and the continued involvement of PCI in obtaining capital and securing properties, the parties terminated the agreement and the parties entered into a Settlement and Purchase Agreement in May 1996, which provided for the following:

    - The Company repurchased 56.25 shares of Series C Preferred Stock owned by PCI, which represented its right to receive the Exit Amount and the 10% interest in defined net operating cash flows for $480,000 represented by a promissory note requiring payments of $10,000 per month commencing July 1, 1996, and ending June 1, 2000. The Company may, at its option, prepay all of the note at a discount rate of 8%.

    - PCI executed a new promissory note for approximately $279,000 plus interest at 7% per annum representing all advances to PCI to date. All principal and interest on this note will be offset against the amounts which are payable to PCI upon a payment event under the Series O Preferred Stock, described below.

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


    - The Company issued PCI one share of its Series O preferred stock which is non-voting and has no dividend rights. The Series O preferred stock entitles PCI to receive 10% of the consideration paid for the Company in a sale, merger or exchange less the outstanding balance of the promissory note executed by PCI. In the event there is no sale, merger or exchange prior to July 1, 2000, the Company is obligated to obtain an appraisal to value the Company and PCI is to receive an amount equal to 10% of the fair market value appraisal, less the promissory note due to the Company. As a result of this settlement, the Company recorded an increase to the provision for preferred dividends of $693,000.

In connection with the Recapitalization discussed in Note B, effective March 1, 1997, PCI exchanged its Series O preferred stock for 214,000 shares of the Company's common stock and canceled the promissory note due to the Company.

NOTE J -  PREFERRED STOCK

    Preferred stock consists of the following:


                                                                   February 28, 1997        February 29, 1996
                                                                   -----------------        -----------------
NON-VOTING PREFERRED STOCK OF SUBSIDIARY
   Series A, 10% cumulative, participating
     convertible,  $.01 par value, $1,000
     stated value, authorized 750 shares;
     issued 537.5 shares. (recorded at fair value in
     1997 due to Recapitalization; net of issue
     costs of approximately $67,000 in 1996).
                                                                     $   358,500                $  470,500
                                                                     -----------                ----------
                                                                     -----------                ----------
NON-VOTING MANDATORY REDEEMABLE PREFERRED STOCK
   Series C, $1,000 stated value, authorized
     1,000 shares, issued 56.25 shares in 1996.                      $        -                 $      600

   Series O, $1.00 par value, 1 share authorized and issued
      in 1997.                                                           512,700                        -

   Series G, 12% cumulative, convertible, $1.00 par
      value, $1,000 stated value, authorized 10,000 shares;
      issued 7,769.8 shares and 9,749.15 shares in 1997 and
      1996, respectively. (recorded at fair value in
      1997 due to Recapitalization; net of unamortized issue
      costs of approximately $1,414,000 in 1996).
                                                                       5,882,000                 8,334,900
                                                                     -----------                ----------
                                                                     $ 6,394,700                $8,335,500
                                                                     -----------                ----------
                                                                     -----------                ----------



                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NON-VOTING PREFERRED STOCK
  Series B, 12% cumulative, convertible,
    $1.00 par value, $1,000 stated value,
    authorized 4,000 shares; issued 1,650
    shares in 1997 and 1,750 shares in 1996.                         $     1,700                $    1,700

  Series J, 10% cumulative, convertible,
    $1.00 par value, $1,000 stated value,
    authorized 750 shares; issued 747.5
    shares in 1997 and 1996.                                                 700                       700

  Series K, 12%, cumulative, convertible,
    $1.00 par value, $1,000 stated value,
    authorized and issued 750 shares .                                       800                       800

  Series L, 12%, cumulative, convertible
    $1.00 par value, $1,000 stated value,
    authorized 255 shares; issued 238
    shares in 1997 and 255 shares in 1996.                                   200                       300

  Series M, 12%, cumulative, convertible,
    $1.00 par value, $1,000 stated value,
    authorized 500 shares; issued 437.5
    shares in 1997 and 500 shares in 1996.                                   400                       500

  Series N, 12%, cumulative, convertible
    $1.00 par value, $1,000 stated value,
    authorized 21,000 shares; issued 5,601
    shares in 1997 and 3,902 shares in 1996.                               5,600                     3,900
                                                                     -----------                ----------
                                                                     $     9,400                $    7,900
                                                                     -----------                ----------
                                                                     -----------                ----------


CONVERSION

All of the Company's preferred stock, excluding Series O, is convertible into common stock of the Company in whole or in part following the second anniversary of the dates of issuance. The

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


conversion price is equal to a percentage of the average bid price of the common stock for the ninety days previous to conversion. The conversion percentage for each series of preferred stock is as follows:

         Series A - GPC           85%
         Series B, M              89%
         Series J                 90%
         Series K, L              88%
         Series G                 70%
         Series N                 80%

SERIES G COLLATERAL AND AMORTIZATION

Series G preferred stock is collateralized by properties and joint venture interests which were purchased with the proceeds of the offering. A bank serving as an independent trustee (the "Trustee") holds a first security interest in those properties in favor of the Series G preferred stockholders. The Trustee is empowered to liquidate or sell properties in the event that dividends are not paid or the stock is not redeemed as required.

Issue costs were being amortized to the initial mandatory date and are reflected as preferred dividends in the accompany statements of operations using the interest method. The provision for preferred dividends include $482,100 and $457,100 of such amortization in 1997 and 1996 respectively. See also Note B regarding adjustment of all preferred stock to fair value as a result of the March 1997 Recapitalization.

REDEMPTIONS AND CONVERSIONS

The Company redeemed 97 and 96 shares of Series G in 1997 and 1996, respectively, and converted 1,882 and 155 shares into 714,500 and 21,100 shares of common shares in 1997 and 1996, respectively.

In 1997 and 1996, Series B stockholders converted 100 shares and 37.5 shares, respectively, into 15,100 and 4000 shares of common stock.

In 1997, 17 shares of Series L and 62.5 shares of Series M were converted into 3,200 and 11,500 shares of common stock, respectively.

SUSPENSION OF DIVIDENDS AND RECAPITALIZATION

The Company suspended dividend payments effective January 1, 1997, for Series A, B, J, K, L, and M; December 1, 1996, for Series N; and October 1, 1996, for Series G.

In connection with the Recapitalization discussed in Note B, all of the Company's preferred stock was converted into common stock or was exchanged for 10% subordinated notes, common stock

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


and common stock purchase warrants. A majority vote of each class of preferred stock was obtained approving Amended Certificates of Designation which provided for the exchange.

The Company included dividends accrued through February 28, 1997, in the amounts which were exchanged in connection with the Recapitalization.

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

AUTHORIZED SHARES

During 1997, the Company decreased its authorized preferred stock from 1,750,000 shares to 10,000 shares.

NOTE K -  INCOME TAXES

The provision for income taxes for the years ended February 28, 1997 and February 29, 1996 consisted of the following:


                                                        1997        1996
                                                        ----        ----
    Current                                           $346,000    $ 45,000
    Benefit of tax net operating loss carryforwards   (280,000)    (11,000)
                                                      --------    --------
        Total                                         $ 66,000    $ 34,000
                                                      --------    --------
                                                      --------    --------

The differences between income taxes computed using the average statutory federal income tax rates of 34% and 17%, respectively, and the provision for income taxes for the years ended February 28, 1997 and February 29, 1996 follow:
                                                        1997       1996
                                                        ----       ----
    Taxes at statutory rate                           $ 99,000   $(10,000)
    State income taxes, net of federal tax benefit      32,000     34,000
    Decrease in valuation allowance                   (198,000)      -
    Capital loss carryforward                           14,000       -
    Goodwill amortization and other nondeductible
      expenses                                         117,000       -
    Other                                                2,000      10,000
                                                      --------    --------
                                                      $ 66,000    $ 34,000
                                                      --------    --------
                                                      --------    --------

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


The tax effects of the temporary differences that give rise to deferred tax assets and liabilities follow:

                                          February 28,         February 29,
                                              1997                1996
                                          ------------         ------------
Deferred tax assets:
  Net operating loss carryforwards          $566,000            $2,648,000
  Deferred compensation                       13,000                19,000
  Excess tax over financial basis of
   property and equipment                    121,000                 -
  Other                                       46,000                22,000
                                            --------            ----------
                                             746,000             2,689,000
Deferred tax liability - excess financial
       over tax basis of property and
        equipment                               -                   (2,000)
Valuation allowance                         (746,000)           (2,687,000)
                                            --------            ----------
                                            $   -               $    -
                                            --------            ----------
                                            --------            ----------

The decrease in the valuation allowance was $1,941,000 and $211,000 during 1997 and 1996, respectively. The decreases in both years result primarily from the expiration of net operating loss carryforwards.

At February 28, 1997, the Company had approximately $1,700,000 federal net operating loss carryforwards which may be applied against future taxable income and which expire from 1998 through 2011.

NOTE L -  EMPLOYEE BENEFITS

The Company offers various benefits to its employees, as follows:

401(k) SAVINGS PLAN

The Company has a 401(k) savings plan covering substantially all employees at least 21 years of age with at least one year of service. The Company can make discretionary contributions with Board of Directors' approval. Total Company contributions to the plan were $10,400 and $7,700 for the years ended February 28, 1997 and February 29, 1996, respectively.

STOCK OPTION PLAN

The Company has an "incentive and nonqualified stock option plan" which provides for the granting of (1) incentive stock options, (2) nonqualifying stock options and (3) stock appreciation rights (SAR's) to key officers and employees. A total of 20,000 shares of common stock has been reserved for issuance under the plan. Under the terms of the plan, the exercise price, determined by a committee of the Board of Directors ("the Committee"), shall be determined at the time of grant but shall not be less than 100% of the common stock fair market value (as defined) for incentive stock options and not less than 75% of the fair market value for nonqualified stock options. The term of

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


each option shall be fixed by the Committee but may not exceed ten years. The above options may be issued with SAR's attached as described below.

SAR's permit the holder to exercise such SAR's for cash, common stock or any combination thereof in an amount equal to the difference between the market price (as defined) on the date of exercise and the option price at the date of grant. On December 1, 1994, incentive stock options with attached SAR's for 13,000 shares of common stock were issued to two officers of the Company at an exercise price of $6.25 per share. Up to 50% of the options may be exercised one year following the date of grant and 50% may be exercised two years following the date of grant, with the options and SAR's expiring ten years from the date of grant. All options and SAR's are still outstanding at February
28, 1997.

During 1997, a compensation credit of $35,000 was recognized related to SARs due to a decrease in the market price of the Company's stock. During 1996, a compensation charge of $35,000 was incurred related to SARs due to an increase in the market price of the Company's stock.

COMMON STOCK WARRANTS

Stock purchase warrants for 1,188 shares of common stock were issued December 1, 1994 to selected employees as part of their 1995 compensation. Such warrants, which are all outstanding, are exercisable at $4.00 per share through February 2000.

NOTE M -  LEASES

The Company leases office space and certain equipment under operating leases expiring at various times through March 2000. The majority of the equipment leases are month-to-month leases. Rent expense totaled approximately $512,000 and $643,000 during 1997 and 1996, respectively.

NOTE N -  RELATED PARTY TRANSACTIONS

During the year ended February 28, 1997, PCI received cash payments of $167,500 and 9,000 shares of common stock at a total recorded cost of $36,400, for various services related to preferred stock fundraising and property acquisitions. A director received $6,400 for services related to stock subscription administration.

Included in accounts payable at February 28, 1997, are amounts due PCI of $24,000. The $298,700 note receivable from a related party represents a note from PCI for advances to and expenses paid on its behalf related to fundraising activities. The note is collateralized by the Series O preferred stock, bears interest at 7% and is due no later than July 1, 2000. This note was cancelled subsequent to year end in connection with the exchange of Series O preferred stock for common stock in connection with the Recapitalization.

During the year ended February 29, 1996, PCI received cash payments of approximately $231,000 and a director received cash payments of approximately $15,000 for services relating to various preferred stock fundraising activities, for due diligence and other services relating to property

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


acquisitions. PCI also received 4,800 shares of restricted common stock related to Series G offering costs at a total recorded value of approximately $29,000.

Included in accounts payable at February 29, 1996 are amounts due PCI and members of Company management and joint venture operators totaling approximately $57,000. The $278,700 note receivable to a related party represents a note due from PCI for advances to and expenses paid on its behalf relating to fundraising activities. The note is collateralized by all Series C preferred stock, bears interest at 7% and is due no later than February 1999. The note payable to officer represents a demand promissory note, with interest payable quarterly at the national prime rate. In addition, GPC has notes payable totaling approximately $202,000 relating to certain business acquisitions and office equipment purchases with certain officers and directors of GPC and CEI.
Interest expense on these notes was approximately $34,000 for the year ended February 29, 1996. GPC and CEI also paid approximately $62,000 in consulting fees to a director of GPC and CEI during 1996.

NOTE O -  COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

The Company and its subsidiaries are parties to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

The Company has certain joint venture pipeline systems with a carrying value of $2,400,000 at February 28, 1997 that generated marginal or negative cash flows during the year ended February 28, 1997. The Company is undertaking plans in fiscal 1998 that include obtaining management control of these systems, increasing volume throughput and reducing operating costs. The Company also believes that if these systems were sold, the net proceeds would exceed the carrying value of the systems. Given the early stages of the implementation of these plans, it is reasonably possible the Company's estimate that it will recover the carrying amount of the pipelines from future operations or sale will change in the near term.

NOTE P -  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $268,900 and $108,300 in 1997 and 1996, respectively. Cash paid for income taxes was $16,000 and $62,900 in 1997 and 1996, respectively.

NONCASH INVESTING AND FINANCING ACTIVITIES

During 1997, approximately 851,800 shares of restricted common stock were issued as part of various preferred stock conversions and for offering costs of $243,200 and debt issuance costs of $188,400. Certain Series G mandatory redeemable preferred stockholders converted 1,882 shares with a carrying value of approximately $1,653,000, which included approximately $229,000 of issue costs that were charged to additional paid-in capital, to 714,500 shares of common stock.

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


As described in Note I, the Company redeemed the Series C mandatory redeemable preferred stock and recorded a charge to additional paid-in capital of $693,000. Also during 1997, the carrying value of Series G and Series O preferred stock was decreased by $587,200 through a credit to additional paid-in capital, representing amortization of issue costs of $482,100 offset by an adjustment to fair value of $1,069,300 as a result of the Recapitalization discussed in Note B.

During 1997, bridge notes of $375,000 were exchanged for promissory notes of $367,100 and common stock and common stock warrants of $7,900. The Company also sold its investment in CEI in exchange for cancellation of notes payable of $138,800.

As described in Note C, during 1997 the Company purchased all the capital stock of Venture Resources, Inc. for $1,305,000. In connection with the acquisition, $66,000 of liabilities were assumed.

During 1996, approximately 17,900 shares of restricted common stock were issued as part of various preferred stock conversion activities and for offering costs. Additionally, 100 shares of Series A preferred stock of GPC were issued to a stockholder of GEC for a $100,000 reduction of a short-term promissory note.
The Company also entered into a promissory note with an officer of GPC for approximately $19,000 for the purchase of office equipment. During the formation of Castex LP in 1996, the minority owners contributed approximately $203,000 of oil and gas producing properties. Certain stockholders also converted 155 shares of Series G mandatory redeemable preferred stock with a carrying value of approximately $137,200, which included approximately $18,000 of issue costs that was charged to additional paid-in capital, to approximately 21,100 shares of common stock. Also during 1996, the carrying value of Series G preferred stock was increased by approximately $457,000 through a charge to additional paid-in capital, representing amortization of issue costs.

As described in Note C, during 1996 the Company acquired assets and assumed certain liabilities in connection with business acquisitions, as follows:

Fair value of assets acquired                   $ 11,588,500
Cash paid                                        (11,097,600)
                                                -------------
Liabilities assumed                             $    490,900
                                                -------------
                                                -------------


NOTE Q -  FINANCIAL INSTRUMENTS

The following estimated fair value information pertains to the Company's financial instruments and is based on the requirements set forth in FASB Statement No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, and does not purport to represent the aggregate net fair value of the Company.

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

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


MANDATORY REDEEMABLE PREFERRED STOCK: In 1997, the estimated fair values of mandatory redeemable preferred stock approximated their carrying values due to adjustments required as part of the Recapitalization described in Note B. The fair values were based on the estimated fair values of common stock, warrants and subordinated notes issued in connection with the Recapitalization. In 1996, the estimated fair values of mandatory redeemable preferred stock are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected maturities. The carrying amount of accrued dividends approximates its fair value.

DERIVATIVE FINANCIAL INSTRUMENTS:   Estimated fair values for derivative
financial instruments used by Castex LP (interest rate and commodity price swaps and collars) are based on pricing models or formulas using current assumptions.

The estimated fair values of the Company's financial instruments are as follows:


                                                   February 28, 1997                     February 29, 1996
                                                   -----------------                     -----------------

                                                Carrying      Estimated            Carrying         Estimated
                                                 amount      fair value             amount         fair value
                                                of assets     of assets            of assets        of assets
                                               (liabilities) (liabilities)        (liabilities)    (liabilities)
                                               ------------  -------------        -------------    -------------

Financial assets:
   Cash and cash equivalents                 $  329,500     $  329,500               $1,572,600       $1,572,600

   Restricted cash and cash
     escrowed for acquisitions                    2,100          2,100                  805,800          805,800
   Note receivable - related party              298,700        298,700                  278,700          278,700

Financial liabilities:
   Notes payable and note
      payable to officer                       (379,300)      (379,300)              (1,407,100)      (1,407,100)
   Long-term debt:
      Castex LP bank credit agreement                 -              -               (9,500,000)      (9,500,000)
      Other                                  (1,372,700)    (1,364,400)                (201,700)        (209,800)
   Mandatory redeemable preferred stock      (6,394,700)    (6,394,700)              (8,335,500)     (10,028,200)

Derivative financial instruments Castex LP:
   Interest rate swap                                 -              -                        -         (100,300)
   Commodity price swaps and Dollars                  -              -                        -         (524,500)

Derivative financial instruments are used by Castex LP to reduce exposures to market risks resulting from fluctuations in interest rates and gas prices.  Castex LP does not enter into financial instruments


                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


for trading or speculative purposes. The counter-party to these contracts is a major financial institution. Management believes that risk of loss is remote and would not be material.

INTEREST RATE RISK MANAGEMENT

Castex LP uses interest rate swaps to manage interest rate risk related to certain borrowings. Interest rate swap agreements are used to hedge bank debt and mature with these borrowings. The swaps convert the debt to fixed rate U.S. dollar liabilities. Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transactions.

FUTURES CONTRACTS RISK MANAGEMENT

Castex LP enters into natural gas swap and collar contracts to reduce its exposure to price risk in the spot market for natural gas. These contracts settle monthly through December 1998 and are scheduled to coincide with monthly gas production equivalent to approximately 100,000 MMBTU per month during that period. The contracts represent agreements between Castex LP and a third party to exchange cash based on a designated price, or a designated range of prices for collars. Prices are referenced to natural gas futures contracts traded on the New York Mercantile Exchange. Cash settlement occurs 120 days subsequent to the production month. Castex LP accounts for gains and losses as an adjustment of oil and gas sales in the period of the hedged production.

Financial instruments and risk management information related to Castex LP is presented for 1996 only, as Castex LP was accounted for using the equity method in 1997.

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE R -  SEGMENTS AND MAJOR CUSTOMERS

The Company operates in two major lines of business for the year ended February 29, 1996. As discussed in Note A, the Company began accounting for its investment in Castex LP using the equity method in fiscal 1997. This investment constituted substantially all of the Company's oil and gas operations. See Note D for summarized financial information of Castex LP. Other than the Company's equity investment in the earnings of Castex LP, the consolidated financial statements for the year ended February 28, 1997, present information concerning the gas gathering, processing and transportation operations. Information concerning operations in these businesses for the year ended February 29, 1996, is presented below.



                                        Gas gathering,
                        Oil and gas      processing
                        producing           and
                        activities      transportation      Corporate          Consolidated
                        ----------      --------------      ---------          ------------

Sales                 $  1,051,700       $12,079,700       $    -              $13,131,400

Depreciation,
 depletion and
 amortization         $    414,700     $     667,500       $     7,700         $ 1,089,900

Operating profit
 (loss)               $     71,100     $   1,198,600       $(1,181,800)        $    87,900

Identifiable assets   $ 14,342,000     $  14,079,600       $ 1,299,600         $29,721,200

Capital expenditures  $ 11,163,400     $   2,513,500       $    13,100         $13,690,000



All customers with sales exceeding 10% of total revenue are in the gas gathering segment. Gross sales as a percentage of total revenue to these customers are as follows:

                                              Year ended
                                    February 28,        February 29,
                                       1997                  1996
                                  --------------      ---------------

    Customer A                           28%                22%
    Customer B                           16%                 9%

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

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE S - COMMON STOCK WARRANTS

During fiscal 1997 and 1996, the Company issued common stock warrants in connection with various preferred stock and debt issuances and for services provided. The warrants entitled the holders to purchase shares of the Company's common stock at prices ranging from $2.50 to $8.75 per share and were exercisable at various dates through April 2000. In conjunction with the Recapitalization, the exercise price for substantially all warrants were modified to $3.00 per share. Warrants with expiration dates prior to March 1, 1999, were extended to that date. At February 28, 1997 and February 29, 1996, the Company had warrants outstanding which entitled holders to purchase 208,800 and 53,600 shares, respectively.

NOTE T - FOURTH QUARTER ADJUSTMENTS

Aggregate year end adjustments recorded in the fourth quarter reduced net earnings by approximately $295,000.

NOTE U - ASSETS HELD FOR SALE

On May 29, 1997, the Company signed a Letter of Intent to sell its oil and gas producing interests including its equity investment in Castex LP for an amount in excess of current carrying value. The sale is expected to be completed during fiscal 1998. The carrying value of assets held for sale as of February 28, 1997 is as follows:

Equity investment in Castex LP                              $2,022,700
Other oil and gas producing interests, net                   1,002,200
                                                             ---------
                                                            $3,024,900
                                                             ---------
                                                             ---------

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             SUPPLEMENTAL FINANCIAL DATA
                                     (UNAUDITED)

The following 1997 and 1996 supplemental unaudited information regarding the Company's proved oil and gas reserves, all of which are located in the United States, is presented pursuant to the disclosure requirements prescribed by the Securities and Exchange Commission and Statement of Financial Accounting Standards No. 69, DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES. As discussed in Note A, the Company began accounting for its investment in Castex LP using the equity method in fiscal 1997. This investment constitutes substantially all of the Company's oil and gas operations. Accordingly, 1997 oil and gas disclosures relate only to the Company's equity in Castex LP.

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

    ESTIMATED QUANTITIES OF OIL AND GAS RESERVES
                                                          Year ended
                                                       February 29, 1996
                                                      ------------------
                                                      (Oil)        (Gas)
                                                      -----        -----

    Proved developed and undeveloped reserves
      Beginning of period                            45,000        434,000
      Revision of previous estimates                  2,000        (25,000)
      Purchase of reserves                           33,000     11,640,000
      Extensions and discoveries                      -            186,000
      Production                                     (5,000)      (355,000)
                                                   ---------  -------------
      End of period                                  75,000     11,880,000
                                                   ---------  -------------
                                                   ---------  -------------


    Proved developed reserves
      Beginning of period                            45,000        434,000
      End of period                                  73,000     11,066,000

The above includes reserves of approximately 22,000 bbls and 3,534,000 MCF attributable to minority interest ownership in a consolidated subsidiary.
For the year ended February 28, 1997, the Company's equity in proved reserves for Castex LP was approximately 100,000 bbls and 12,900,000 MCF.

                                     (UNAUDITED)


    STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                                              Year ended
                                                          February 29, 1996
                                                          -----------------

    Future oil and gas revenues                              $23,547,000
    Future production and development costs                   (5,665,000)
    Future income tax expense                                 (1,468,000)
                                                           -------------
    Future net cash flows                                     16,414,000
    Discounted at 10% for estimated timing
       of cash flows                                          (4,596,000)
                                                           -------------
    Standardized measure of discounted future
       net cash flows                                        $11,818,000
                                                           -------------
                                                           -------------

The above estimated future income taxes are computed by applying the appropriate statutory tax rates to the future pretax net cash flows of proved reserves, net of the tax basis of the oil and gas properties and estimated statutory depletion.

The above total standardized measure of discounted future cash flows includes $3,515,000 which is attributable to minority interest ownership in a consolidated subsidiary. For the year ended February 28, 1997, the Company's equity in discounted future net cash flows of Castex LP was $14,300,000.

                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                                         Year ended
                                                      February 29, 1996
                                                      -----------------

    Sales and transfers of oil and gas produced,
       net of production costs                        $    (736,000)
    Net changes in prices and production costs               56,000
    Extensions and discoveries, less related costs          264,000
    Costs incurred during the period which reduced
       future development costs                              70,000
    Revisions of previous quantity estimates                 (4,000)
    Accretion of discount                                    64,000
    Purchases of reserves                                12,205,000
       Net change in income taxes                          (924,000)
    Other                                                   322,000
                                                       ------------
    Net increase                                         11,317,000
    Balance at beginning of period                          501,000
                                                       ------------
    Balance at end of period                            $11,818,000
                                                       ------------
                                                       ------------

Changes in the standardized measure for the year ended February 28, 1997 are not presented as a result of the Company's change in accounting for its investment in Castex LP to the equity method.