Form 10QSB
period 1997-05-31
GATEWAY ENERGY CORP/NE
filed 1997-07-18
CIK 40194

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                               FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  May 31, 1997

           [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

                         For the transition period from
                             __________to __________

                           Commission File No. 1-4766


                           GATEWAY ENERGY CORPORATION
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Delaware                                   44-0651207
-------------------------------            -----------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

                         10842 Old Mill Road, Suite #5
                                Omaha, NE 68154
                     (Address of principal executive offices)

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

     As of June 30, 1997 the Issuer had 14,338,500 shares of its common stock outstanding.

     Transitional Small Business Disclosure Format:  Yes____ No___X___

                                  FORM 10-QSB

                                    PART I

ITEM  1.  FINANCIAL STATEMENTS
                                                                         Page
          Unaudited Consolidated Balance Sheet
          as of May 31, 1997.                                              8

          Unaudited Consolidated Statements of Operations for
          the three months ended May 31, 1997, and May 31, 1996.          10

          Unaudited Consolidated Statements of Cash Flows for
          the three months ended May 31, 1997, and May 31, 1996.          11

          Notes to Consolidated Financial Statements                      13

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

RESULTS OF OPERATIONS

     The following table sets forth information for the three months ended May 31, 1997 and 1996:

                                                                             Increase
                                                   1997         1996        (Decrease)
                                                ----------   -----------   -----------
     Operating Revenues                         $2,964,700   $ 5,079,300   $(2,114,600)
     Operating Margin                              566,300       927,600      (361,300)
     Depreciation, Depletion and Amortization      227,800       219,500         8,300
     General and Administrative                    319,900       367,000       (47,100)
     Other Income (Expense)                         44,800       (26,600)       71,400
     Net Earnings                                   60,400       293,500      (233,100)
     Income (Loss) Applicable to Common Stock       60,400    (1,053,800)    1,114,200

     GENERAL.   Natural gas prices as reported in Inside F.E.R.C.'s Gas
Market Report for Henry Hub and El Paso Permian Basin index prices have decreased in the current quarter compared to the prior year. Henry Hub and El Paso monthly index prices averaged $1.93 and $1.69 respectively, compared to $2.58 and $1.90, respectively, in the prior year. Although natural gas prices are somewhat weaker in this period, they are stable enough to provide producers adequate prices to encourage production and development. Natural gas prices have increased in recent months to levels which approximate prior year prices.

     OPERATING REVENUES.   Operating revenues decreased $2,114,600 from the
prior year period. The revenue decrease was primarily due to i) the loss of a major producer on one of the Company's joint venture systems, ii) cool wet weather in the Fort Cobb distribution area and iii) discontinuance of the Company's gas marketing activities. Revenues were also adversely affected by the decline in gas prices and volume declines on several of the Company's joint venture gathering systems.

     OPERATING MARGINS.   Operating margins decreased $361,300 from the prior
year period. The decrease is attributable to lower revenues and reduced transportation margins on one of the Company's joint venture systems. Operating expenses on joint venture systems were slightly higher in 1997. Operating margins were also adversely affected by reduced retail volumes in Caddo County and reduced margins on gas sold. The reduced margins were the result of line losses due to two significant line breaks and higher purchase prices paid to producers.

     DEPRECIATION, DEPLETION AND AMORTIZATION. The increase of $8,300 is the result of higher depletion charges on the Company's interests in several producing gas wells due to changes in allocating the total cost pool.

     GENERAL AND ADMINISTRATIVE EXPENSE.   General and administrative
expenses decreased $47,100 from the prior year quarter. The decrease reflects management's program initiated in 1996 to reduce general and administrative costs throughout the Company. Reductions from discontinuing the Gateway Pipeline office and the sale of Castex Energy in October 1996 however, were offset by increases in corporate expenses incurred in connection with building an in-house organization capable of operating and administering properties currently managed and operated by joint venture partners.

     OTHER INCOME (EXPENSE).   Other income increased $71,400 as a result of
higher equity earnings from Castex LP and reduced interest expense. Interest expense reduction was the result of high cost short-term financing and extension of bridge loans in the first quarter of fiscal 1997. The current quarter includes $31,400 of interest expense related to the subordinated notes issued in the Recapitalization.

     NET EARNINGS.   Net earnings decreased $233,100 from the first quarter
in fiscal 1996. The decrease in operating margins was offset by decreases in general and administrative expenses, an increase in equity earnings of partnership and a reduction in interest expense.

     INCOME (LOSS) APPLICABLE TO COMMON STOCK.   Income applicable to common
stock increased $1,114,200 from a loss of $1,053,800 in the first quarter of fiscal 1997. The change is due to a decrease in net earnings of $233,100 offset by a reduction in the provision for preferred stock dividends. The provision in the first quarter of fiscal 1997 was $1,347,300, including $693,000 related to the redemption of Series C stock. There is no provision for preferred dividends in the first quarter of fiscal 1998; all preferred stocks were eliminated, effective March 1, 1997 in connection with the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

     The Company substantially improved its financial condition with the completion of the Recapitalization in the first quarter of fiscal 1998. Monthly cash requirements of approximately $175,000 for preferred dividends have been eliminated and the increase in monthly interest for the subordinated notes is only $9,800. The Company's debt to total capitalization is approximately 15% at May 31, 1997 which should provide opportunity for the Company to increase its long-term borrowings to finance acquisition opportunities.

     The Company has in place an operating line of credit with a bank with maximum borrowings of up to $550,000. As of May 31, 1997 the amount available under this operating line was $386,000.

     The Company has retained the services of an investment banker with experience in helping growth oriented companies in the oil and gas industry. The investment advisor is expected to assist the Company in obtaining reasonably priced long-term debt or equity capital to finance its acquisition strategies. The Company has signed a letter of intent to sell its interest in Castex LP and its other oil and gas properties for approximately $3.5 million. The proceeds from this sale can be combined with long-term financing to acquire properties which complement the Company's core assets. Management believes that these proceeds and its more favorable debt/equity ratio will allow it to obtain long-term financing on reasonable terms.

     The Company generated cash flows from operations of $291,100 in the first quarter of fiscal 1998. This cash generated was used to fund capital expenditures of $125,200 and to reduce the amount outstanding under the operating line of credit. The Company believes that cash generated from operations will continue to be sufficient to meet its debt service requirements, capital expenditures and provide equity funds for acquisitions.

FACTORS AFFECTING FUTURE RESULTS

     The Company has completed a Recapitalization which eliminated the preferred stock dividends and gave the Company much needed common equity. This Recapitalization will allow the Company to retain cash flow for capital expenditures for existing properties and to provide equity for significant acquisitions. The enhanced capitalization structure should provide the Company access to reasonably priced capital for expansion.

     As discussed under "Results of Operations", the decreases in operating revenues and operating margins were primarily related to operating results from joint ventures. The Company, even though it is the majority owner in most cases, does not manage the day-to-day affairs of the joint venture properties. Accordingly, Gateway has only limited control over the operating results of joint venture properties. The Company intends to pursue obtaining operational management and control over properties now managed and supervised by joint venture partners. The Company is building an organization capable of operating and administering properties and analyzing expansion and acquisition opportunities. It is probable that some joint venture partners will resist this strategy which may result in extended negotiations or legal action such as described in Part II, Item 1. There can be no assurance the Company will be successful in gaining control of these joint venture properties.

     The Company intends to diligently seek acquisitions which complement its existing core assets. The Company believes that such acquisition opportunities exist and that the Recapitalization will allow it to obtain the necessary capital to finance such acquisitions. However, there are many companies participating in this segment of the industry, most with resources greater than the Company. It is difficult to predict the prices of the assets and whether the Company can successfully compete with others for these properties.

     The Company's operations are also affected by factors outside its control, including natural gas prices and weather. Natural gas prices affect the willingness of producers to invest funds to enhance production and therefore affects the volumes transported through the systems. Current natural gas prices are generally high enough to encourage increased development and drilling. There is no assurance that prices will continue to be favorable. Retail sales in Caddo County depend to a great extent on the weather, particularly precipitation during the summer growing season. Thus far in 1997 natural gas usage for irrigation is generally less than normal due to wet and cool conditions.

                                    PART II

ITEM 1.   LEGAL PROCEEDINGS

          On June 20, 1997 Shoreham Pipeline Company ("Shoreham"), the Company's joint venture partner with respect to fifteen of its operating properties, filed an action in District Court in Houston, Harris County, Texas alleging: (i) the Company had breached an oral agreement to sell two of the joint venture properties to Shoreham for an amount of $2,300,000; (ii) the Company had failed to reimburse Shoreham for $700,000 of claimed office expenses pursuant to the various joint venture agreements under which Shoreham manages the properties; and (iii) that the Company be restrained from removing Shoreham as the manager of the properties under the joint venture agreements and subsequently assuming management of the properties.

          Shoreham seeks to have the Court: (i) issue a temporary injunction preventing the Company from taking any action to assume management over any of the joint venture properties; (ii) issue a declaratory judgment order that the Company has no right or authority to replace Shoreham as manager of any of the properties; (iii) specifically enforce the alleged oral contract for the sale of the two properties for $2,300,000; and (iv) enter judgment against the Company for unspecified damages, punitive damages, costs and expenses.

          The Company, on June 30, 1997, filed an Answer denying all of Shoreham's claims and setting forth affirmative defenses that the alleged oral contract for the transfer of the two properties is barred by the statute of frauds and that any other relief sought by Shoreham is barred through the doctrines of waiver, estoppel, ratification and unclean hands. Also, on June 30, 1997, the Company filed a counterclaim against Shoreham alleging that Shoreham, as the manager of the joint ventures, breached its fiduciary duties with respect to the Company as its joint venture partner, engaged in breach of contract, negligence, acts of self dealing, misappropriation and conversion of joint venture assets, fraud, fraudulent inducement and negligent misrepresentation.
          The Company also alleges promissory estoppel and constructive trust theories. In addition, the Company seeks an equitable accounting for all profits and other property allegedly misused or misappropriated by Shoreham. As part of the counterclaim, the Company filed a separate request for the appointment of a receiver over the assets and operation of all of the joint venture properties pending trial on the merits.

          No further pleadings have been filed nor discovery taken in the matter. The properties in question represent approximately 50% of the operating properties of the Company. The Company believes that it has good and valid causes of action against Shoreham and valid defenses against Shoreham's claims and allegations. The Company intends to vigorously and forcefully defend itself in this action and pursue its counterclaims. The Company and its counsel believe that if the receiver is appointed for the properties, such appointment will not have an adverse effect on the Company's ability to derive operating distributions from the properties to the extent such funds are otherwise available.

          Following the filing of the Company's responsive pleadings, counterclaims and requests for receiver, the parties have entered into discussions to resolve the litigation. The Company tendered to Shoreham a draft of a Purchase and Sale and Exchange Agreement pursuant to which Shoreham would acquire a 100% interest in certain of the properties, the Company would acquire a 100% interest in the remaining properties, the joint ventures would be dissolved and the Company and Shoreham would not have further business dealings. It is unknown at this time whether the parties can reach an agreement with respect to the terms and conditions of such an arrangement.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS

          On March 20, 1997, through a Solicitation of Consents of Common Stockholders (in lieu of a proxy), the Company submitted to its shareholders for approval a resolution to increase the authorized common stock from 10,000,000 shares to 17,500,000 shares. The solicitation was completed on April 28, 1997, as follows:

          For       1,024,483
          Against       6,111
          Abstain       9,256

ITEM 5.   OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a)  Exhibits:

          11   Statement re Computation of Per Share         Pg 18
               Earnings, filed herewith.

          21   Subsidiaries, filed herewith.                    19

          27   Financial Data Schedule, filed herewith.         20

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GATEWAY ENERGY CORPORATION



                                       ______/s/ Neil A. Fortkamp__________
                                       Chief Financial Officer


____July 18, 1997____
(Date)

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                May 31, 1997
                                 (unaudited)


                   ASSETS

Current Assets
  Cash and cash equivalents                       $  252,200
  Restricted cash                                      2,100
  Trade accounts receivable, less allowance for
   doubtful accounts of $15,100                    2,018,700
  Inventories                                         54,100
  Prepaid expenses and other assets                  390,800
                                                 -----------
      Total current assets                         2,717,900

Property and Equipment -- At  Cost
  Gas gathering, processing and transportation    11,992,700
  Office furniture and other equipment               303,700
                                                 -----------
                                                  12,296,400

  Less accumulated depreciation, depletion
   and amortization                               (2,029,400)
                                                 -----------
                                                  10,267,000
Other Assets
  Assets held for sale                             3,124,800
  Equity investment in partnership                   401,100
  Other                                              261,500
                                                 -----------
                                                   3,787,400
                                                 -----------
                                                 $16,772,300
                                                 -----------
                                                 -----------

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET -- CONTINUED
                                May 31, 1997
                                 (unaudited)


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable                                   $  227,300
  Current maturities of long-term debt               185,400
  Accounts payable                                 1,757,200
  Accrued expenses and other liabilities             254,800
                                                 -----------
      Total current liabilities                    2,424,700

Long-term Debt, less current maturities            2,124,000

Minority Interests                                   181,100

Stockholders' Equity
  Common stock -- authorized, 17,500,000 shares
    of $.25 par value; issued, 14,338,500 shares   3,582,600
  Additional paid-in capital                      15,417,900
  Accumulated deficit                             (6,958,000)
                                                 -----------
                                                  12,042,500
                                                 -----------
                                                 $16,772,300
                                                 -----------
                                                 -----------


        The accompanying notes are an integral part of this statement.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                            Three Months ended May 31
                                            -------------------------
                                               1997           1996
                                            ----------    -----------
Operating revenues
 Natural gas and oil sales                  $2,625,800    $4,343,900
 Transportation and processing                 333,600       670,700
 Other                                           5,300        64,700
                                            ----------    -----------
                                             2,964,700     5,079,300
Operating costs and expenses
 Cost of natural gas purchased               1,826,600     3,469,500
 Operation and maintenance                     571,800       682,200
 Depreciation, depletion and amortization      227,800       219,500
 General and administrative                    319,900       367,000
                                            ----------    -----------
                                             2,946,100     4,738,200
                                            ----------    -----------
    Operating profit                            18,600       341,100

Other income (expense)
 Equity in earnings of partnerships            121,100        94,900
 Interest income                                 3,000        13,100
 Interest expense                              (82,700)     (125,200)
 Minority interests                              3,400        (9,400)
                                            ----------    -----------
                                                44,800       (26,600)
                                            ----------    -----------
    Earnings before income taxes                63,400       314,500

Income taxes                                     3,000        21,000
                                            ----------    -----------

    Net earnings                                60,400       293,500

Provision for preferred dividends                 -        1,347,300
                                            ----------    -----------
   Income (loss) applicable to common stock $   60,400   $(1,053,800)
                                            ----------    -----------
                                            ----------    -----------
Income (loss) per common share              $    0.004   $     (0.95)
                                            ----------    -----------
                                            ----------    -----------
Weighted average common shares outstanding   14,059,400    1,111,400
                                            ----------    -----------
                                            ----------    -----------

      The accompanying notes are an integral part of these statements.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      Three Months Ended May 31
                                                      -------------------------
                                                         1997           1996
                                                      ----------     -----------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS

Cash flows from operating activities--
  Net earnings                                        $   60,400     $  293,500
  Adjustments to reconcile net earnings to net
    cash provided by operating activities
    Equity in earnings of partnerships                  (121,100)       (94,900)
    Distributions from partnerships                         -            47,100
    Depreciation, depletion and amortization             227,800        219,500
    Compensation accrued under stock award plans            -           (22,200)
    Stock issued for interest, fees and services            -            67,800
    Non-cash interest and other expense                   31,000          -
    Minority interest                                     (3,400)         9,400
    Increase (decrease) in cash and cash
      equivalents, net of businesses acquired,
      resulting from changes in:
      Trade accounts receivable                          777,400     (1,520,400)
      Inventories                                          1,000         70,800
      Prepaid expenses and other current assets          (25,400)      (304,600)
      Accounts payable                                  (599,800)     2,291,500
      Accrued expenses and other liabilities             (56,800)       118,000
                                                      ----------     -----------
         Net cash provided by operating activities       291,100      1,175,500
                                                      ----------     -----------
Cash flows from investing activities --
  Capital expenditures                                  (125,200)      (128,500)
  Acquisitions of businesses, net of cash acquired
    of $79,000 in 1996                                      -        (1,262,400)
  Conversion of Castex LP to equity method
    of accounting                                           -        (1,172,800)
  Advances on notes receivable -- related party             -            (7,000)
  Other                                                  (41,000)        30,100
                                                      ----------    -----------
         Net cash used in investing activities         $(166,200)   $(2,540,600)
                                                      ----------    -----------

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED
                                   (unaudited)

                                                  Three Months Ended May 31
                                                  -------------------------
                                                     1997           1996
                                                  ----------     -----------
Cash flows from financing activities --
  Increase in restricted and escrowed cash        $    -        $  (69,300)
  Proceeds from borrowings                          579,000      1,157,500
  Payments on borrowings                           (779,200)      (823,300)
  Payments on note payable to officer                  -           (17,100)
  Proceeds from sale of preferred stock                -         1,438,000
  Retirement of preferred stock                        -           (73,100)
  Preferred dividends paid                             -          (555,200)
  Other                                              (2,000)         -
                                                  ----------     -----------
     Net cash provided by (used in)
        financing activities                       (202,200)     1,057,500
                                                  ----------     -----------

Net change in cash and cash equivalents             (77,300)      (307,600)
Cash and cash equivalents at beginning of year      329,500      1,572,500
                                                  ----------     -----------

Cash and cash equivalents at end of year         $  252,200     $1,264,900
                                                  ----------     -----------
                                                  ----------     -----------

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For:
     Interest                                    $   66,600     $   42,400
     Income Taxes                                    25,700          1,000

Supplemental Schedule of Non-cash Investing and Financing Activities

On March 1, 1996 the Company acquired the outstanding stock of Venture Resources, Inc. In conjunction with the acquisition liabilities were assumed as follows:

     Fair Value of Assets Acquired           $1,371,000
     Cash Paid for Assets                     1,305,000
                                             ----------
     Liabilities Assumed                     $   66,000
                                             ----------
                                             ----------

In the first quarter of fiscal 1998, in connection with the Recapitalization, the Company exchanged 12,398,700 shares of common stock, subordinated notes with a fair value of $977,900 and 62,000 common stock purchase warrants for 7,770 shares of Series G mandatory redeemable preferred stock, 1 share of Series O preferred stock and 9,424 shares of other series of preferred stock including accrued dividends. The Company also issued 10,000 common shares for expenses incurred in connection with the Recapitalization.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (1)  Principles of Consolidation and Nature of Business

     The accompanying consolidated financial statements have been prepared by the Company, without audit. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles.

     The consolidated financial statements include the accounts of Gateway Energy Corporation ("GEC"), and all of its wholly-owned and majority-owned subsidiaries and joint venture investments. The Company's investments in its joint ventures are accounted for using the proportional consolidation method. All significant intercompany transactions have been eliminated in consolidation.

     In October 1996 the Company sold a majority-owned subsidiary, Castex Energy, Inc. ("Castex"). Castex, among other things, serves as the general partner for Castex Energy 1995 L.P. ("Castex LP"). The sale of Castex resulted in the Company no longer controlling the general partner of Castex LP; therefore in fiscal 1997 the Company deconsolidated its 66% limited partnership interest in Castex LP and reported such interest, beginning March 1, 1996 using the equity method of accounting. Certain reclassifications have been made to the financial statements filed as of May 31, 1996 to reflect this change in presentation.

     The Company purchases, develops, owns, and operates natural gas gathering pipeline systems and processing plants and related facilities in the Gulf Coast and Southwestern states of Texas, New Mexico, Oklahoma and Louisiana, both internally and through joint ventures with industry partners. The Company operates a local natural gas distribution company in Oklahoma, and through Castex LP, conducts oil and gas development and production activities in Louisiana.

     (2)  Recapitalization

     Effective March 1, 1997 the Company consummated a solicitation of its preferred stockholders which provided for the restructuring of all nine series of its preferred stock. As part of the restructuring the Company's common stockholders authorized a one-for-twenty five reverse split and a reduction of authorized common shares from 75,000,000 to 17,500,000 (collectively the "Recapitalization").

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

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED


     The significant components of the Recapitalization, together with the applicable accounting effects, are as follows:

     - The Company offered to exchange $7,769,800 stated value of the Series G mandatory redeemable preferred stock plus accrued dividends of $505,200 for i) 1,983,200 shares of common stock,
        ii) $3,069,200 of 10% subordinated notes and, iii) 155,400 common stock purchase warrants exercisable to March 1, 2002 at $3.00 per share. Alternatively, the Series G preferred stockholders could elect to convert their preferred stock into 6,782,800 shares of common stock as provided for in the Certificate of Designation. Pursuant to the elections of the Series G preferred stockholders, the Company issued $592,200 of 10% subordinated notes, 5,856,600 shares of common stock and 30,000 common stock purchase warrants and cancelled all Series G preferred stock.

     - The Company offered to exchange $9,961,500 stated value of Series A, B, J, K, L, M, and N preferred stock plus accrued dividends of $403,400 for i) 2,131,900 shares of common stock,
        ii) $3,690,700 of 10% subordinated notes and, iii) 199,230 common stock purchase warrants. Alternatively, the preferred stockholders could elect to convert their preferred stock into 7,119,500 shares of common stock as provided for in the Certificate of Designation. Pursuant to the elections of each preferred stockholder, the Company issued $585,700 of 10% subordinated notes, 6,292,200 shares of common stock and 32,300 common stock purchase warrants and cancelled all preferred stock of these Series.

     - The Company exchanged the Series O preferred stock held by Pipeline Capital, Inc. ("PCI") for 214,000 shares of common stock and canceled the promissory note of $298,700 due to the Company by PCI.

     The subordinated notes are dated March 1, 1997 with an interest rate of 10%, payable quarterly. Annual equal principal payments begin on March 1, 2000, and continue through March 1, 2004. The aggregate subordinated notes have a 4.36% interest in the cash distributions and liquidation proceeds of Castex LP after recovery of the Company's investment and the payment of any related income taxes.

     As a result of the Recapitalization, all preferred stocks have been eliminated and converted or redeemed for common stock, common stock purchase warrants and subordinated notes. In addition, $266,600 of restructuring costs reduced paid-in capital. The following table shows the changes in stockholders' equity and total capitalization resulting from the Recapitalization:

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

                                              February 28, 1997   May 31, 1997
                                              -----------------   ------------

Preferred dividends payable                      $   960,700       $    -

Long-term debt, including
   current portion                                 1,372,700        2,309,400

Minority interests                                   184,500          181,100

Preferred stock of subsidiary                        358,500             -

Mandatory redeemable preferred stock               6,394,700             -

Stockholders' Equity:
  Preferred stock                                      9,400             -
  Common stock                                       482,400        3,582,600
  Additional paid-in capital                      12,334,900       15,417,900
  Accumulated deficit                             (7,018,400)      (6,958,000)
                                                 -----------      -----------
    Total stockholders' equity                     5,808,300       12,042,500
                                                 -----------      -----------
    Total capitalization                         $15,079,400      $14,533,000
                                                 -----------      -----------
                                                 -----------      -----------
Common shares outstanding                          1,929,800       14,338,500
                                                 -----------      -----------
                                                 -----------      -----------

     (3)  Notes Payable

     Notes payable consist of the following at May 31, 1997:

          Operating line of credit               $164,000
          Operating line of credit -- Ft. Cobb     40,000
          Other                                    23,300
                                                 --------
                                                 $227,300
                                                 --------
                                                 --------

     The Company has used operating cash flow to reduce the operating line of credit from $316,000 at February 28, 1997 to $164,000 at May 31, 1997.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED


     (4)  Long-term Debt

     Long-term debt at May 31, 1997 consists of the following:

               Promissory notes         $  997,600
               Subordinated notes          984,900
               Note payable to PCI         326,900
                                        ----------
                                         2,309,400
               Less current maturities     185,400
                                        ----------
                                        $2,124,000
                                        ----------
                                        ----------

     The subordinated notes are dated March 1, 1997 and were issued in connection with the Recapitalization as discussed in Note 2. The notes bear interest at 10% annually, payable quarterly. Annual equal principal payments begin on March 1, 2000 and continue through March 1, 2004. The subordinated notes were recorded net of discount of $193,200 which represents the difference between the fair value and the face value of the notes. Such discount is being amortized to interest expense using the interest method. The subordinated notes also have an aggregate 4.36% interest in the cash distributions of Castex LP after recovery of the Company's investment and the payment of related income taxes. As a result of the discount and the interest in the cash distribution of Castex LP the effective interest rate on the subordinated notes is approximately 15%.

     (5)  Assets Held for Sale

     On May 29, 1997 the Company signed a letter of intent to sell its oil and gas producing interests, including its equity investment in Castex LP for an amount in excess of current carrying value. The sale is expected to close in August 1997 and is subject to the acquisition of additional producing interests in the South Lake Arthur Field by Castex LP. The carrying value of the assets held for sale as of May 31, 1997 is as follows:

          Equity investment in Castex LP              $2,112,700
          Other oil and gas producing interests, net   1,012,100
                                                      ----------
                                                      $3,124,800
                                                      ----------
                                                      ----------
     (6)  Common Stock

     In connection with the Recapitalization, the Company implemented a reverse stock split in which one share of common stock was issued for each twenty-five shares outstanding. Per share amounts and shares outstanding for the period ended May 31, 1996 have been adjusted to reflect this reverse split.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED


     (7)  Subsequent Event

     In June 1997, Shoreham Pipeline Company ("Shoreham") filed an action in District Court in Houston, Harris County, Texas seeking i) a temporary injunction preventing the Company from taking any action to assume management over any of its joint ventures managed by Shoreham; ii) a declaratory judgment order that the Company has no right or authority to replace Shoreham as manager; and iii) to enforce an alleged oral contract for the sale of two joint ventures for $2,300,000. The action also seeks judgment for unspecified damages, punitive damages, costs and expenses.

     The Company has filed an Answer denying all of Shoreham's claims and also filed a counterclaim against Shoreham alleging that Shoreham, as manager of the joint ventures breached its fiduciary duties and engaged in breach of contract, negligence, acts of self-dealing, fraud, fraudulent inducement and negligent misrepresentation. As part of the counterclaim, the Company filed a separate request for the appointment of a receiver over the assets and operation of all of the joint ventures pending trial.

     The Company believes that it has good and valid causes of action against Shoreham and valid defenses against Shoreham's claims and allegations. The Company intends to vigorously and forcefully defend itself in this action and pursue its counterclaims.

     Subsequent to the actions described above, the Company and Shoreham have entered into discussions to resolve the matters. In that regard, the Company tendered to Shoreham a draft of a Purchase and Sale and Exchange Agreement pursuant to which Shoreham would acquire a 100% interest in certain joint ventures and the Company would acquire a 100% interest in the remaining joint ventures.

     It is not possible at this time to predict the outcome of the legal actions or whether the parties can reach an agreement prior to trial. However, in management's opinion, the appointment of a receiver for the joint ventures or the outcome of the litigation will not have an adverse affect on the Company's financial condition or its cash flows from the properties.