Form 10QSB
period 1997-08-31
GATEWAY ENERGY CORP/NE
filed 1997-10-15
CIK 40194

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                    Form 10-QSB

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  August 31, 1997

    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                            EXCHANGE ACT

                     For the transition period from
                        __________to __________

                Commission File No.  0-06404


                         GATEWAY ENERGY CORPORATION
-----------------------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)


               Delaware                              44-0651207
    ----------------------------------      ----------------------------
    (State or other jurisdiction of       (IRS Employer Identification Number)
     incorporation or organization)


                           10842 Old Mill Road, Suite #5
                               Omaha, NE     68154
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

    As of September 30, 1997 the Issuer had 14,538,300 shares of its common stock outstanding.

    Transitional Small Business Disclosure Format:  Yes____ No___X___

                                     FORM 10-QSB

                                       PART  I

ITEM  1. FINANCIAL STATEMENTS
                                                                  Page
    Unaudited Consolidated Balance Sheet
    as of August 31, 1997.                                         9

    Unaudited Consolidated Statements of Operations for
    the three months and six months ended August 31, 1997,
    and August 31, 1996.                                          10

    Unaudited Consolidated Statements of Cash Flows for
    the six months ended August 31, 1997, and August 31, 1996.    11

    Notes to Consolidated Financial Statements                    13

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

RESULTS OF OPERATIONS

    The following table sets forth information for the three months ended
August 31, 1997 and 1996:
                                                                      Increase
                                             1997         1996       (Decrease)
                                             ----         ----      -----------
 Operating Revenues                      $3,458,600  $ 4,945,700    $(1,487,100)
 Operating Margin                           605,600      673,000        (67,400)
 Depreciation, Depletion and Amortization   228,100      224,200          3,900
 General and Administrative                 333,900      545,900       (212,000)
 Other Income (Expense)                      29,500      (91,100)       120,600
 Net Earnings (Loss)                         61,300     (194,500)       255,800
 Income (Loss) Applicable to Common Stock    61,300     (875,400)       936,700

    GENERAL.   Natural gas prices for Henry Hub and El Paso Permian Basin index prices as reported in Inside FERC Gas Market Report for the current quarter are comparable to the prior year. Henry Hub and El Paso monthly index prices averaged $1.93 and $2.04 respectively, compared to $2.58 and $2.06, respectively, in the prior year. Natural gas prices have remained very strong during the summer of 1997 and continue to increase going into the fall and winter heating season. This level of natural gas prices is adequate to encourage production and development.

   OPERATING REVENUES.   Operating revenues decreased $1,487,100 from the
previous period. The revenue decrease was due primarily to i) the loss of a major producer on one of the Company's joint venture systems, ii) the discontinuance of the Company's gas marketing activities and, iii) the sale of Castex Energy, Inc. in October 1996.

    OPERATING MARGINS.   Operating margins decreased $67,400 from the prior
period primarily as the result of the operating margin related to the sale of Castex Energy, Inc. in October 1996. The loss of these margins was offset by legal expenses recorded in 1996 related to the operation of a joint venture. There were no other significant changes in the overall volumes and margins on the Company's pipeline systems.

    GENERAL AND ADMINISTRATIVE EXPENSE.   General and administrative expenses
decreased $212,000 from the prior period. The decrease reflects management's decision to close the Houston office of a subsidiary and the sale of Castex Energy, Inc. These reductions were offset by increases due to the Company's efforts to evaluate its properties and prepare to manage these properties and costs associated with the retention of an investment advisor to assist the Company in identifying potential acquisitions and obtaining the necessary financing.

    OTHER INCOME (EXPENSE).   Other income increased $120,600 due to a charge
of $200,000 in 1996 related to the impairment of asset value. In 1997 interest expense increased due to the interest on subordinated notes issued in the Recapitalization. Income from equity in partnership also decreased slightly in 1997.

    NET EARNINGS (LOSS).   Net earnings increased $255,800 from the first
quarter of 1996. The decrease in operating margins was offset by reduced general and administrative expenses and the nonrecurring charge in 1996 for impairment of asset value.

    INCOME (LOSS) APPLICABLE TO COMMON STOCK. Income applicable to common stock increased $936,700 from a loss of $875,400 in the first quarter of fiscal 1997. The change is due to an increase in net earnings and the elimination of the provision for preferred stock dividends. All preferred stocks were eliminated in connection with the Recapitalization which was effective March 1, 1997. The provision for preferred stock dividends was $680,900 in the second quarter of fiscal 1997.

SIX MONTHS ENDED AUGUST 31, 1997 COMPARED TO AUGUST 31, 1996.

The following summary sets forth information for the six months ended August 31, 1997 and 1996:

                                                                            Increase
                                                 1997         1996          (Decrease)
                                               -------      -------         ----------
    Operating Revenues                        $6,423,300   $ 10,411,700   $(3,988,400)
    Operating Margin                           1,138,500      1,720,700      (582,200)
    Depreciation, Depletion and Amortization     455,400        443,800        11,600
    General and Administrative                   623,800      1,032,800      (409,000)
    Other Income (Expense)                        77,200       (117,800)      195,000
    Net Earnings                                 121,700         99,000        22,700
    Income (Loss) Applicable to Common Stock     121,700     (1,929,200)    2,050,900


    OPERATING REVENUES.   Operating revenues decreased $3,988,400 or 38%.  This
decrease in revenue was primarily attributable to i) the loss of a significant customer on one of the Company's joint venture systems in July 1996, ii) the termination of gas marketing activities previously conducted by a subsidiary, and iii) the sale of Castex Energy, Inc. in October 1996. The reduction in revenues from the significant customer and elimination of marketing activities did not significantly affect the operating margins.

    OPERATING MARGINS.   Operating margins decreased $582,200 or 34% from the
similar period in the prior year. The decrease in operating margin was the result of the sale of Castex Energy, Inc. in 1996 and generally lower volumes and higher operating expenses on the Company's operating systems. Operating expenses in fiscal 1998 include fees paid to others to operate several systems.

    DEPRECIATION AND DEPLETION.   Depreciation and depletion increased by
$11,600 due to increases in depletion and oil and gas properties, partially offset by lower depreciation due to properties sold after August 1996.

    GENERAL AND ADMINISTRATIVE EXPENSE.   General and administrative expenses
decreased $409,000 due primarily to the closing of the Houston office of Gateway Pipeline Company and the sale of Castex Energy, Inc. in October 1996. The savings from these actions were partially offset with costs associated with the review and analysis of the Company's joint venture properties and fees paid to an investment advisor.

    OTHER INCOME (EXPENSE).   Other income increased by $195,000 due primarily
to the $200,000 charge for the loss on the Guymon Pipeline System recorded in the second quarter of fiscal 1997.

    NET EARNINGS.   Net earnings increased $22,700 over the prior period.
Lower operating margins of $582,200 were offset by decreases in general and administrative expenses. Also, the period in fiscal 1997 included a charge of $200,000 related to the charge for impairment of asset value.

    INCOME (LOSS) APPLICABLE TO COMMON STOCK. Income applicable to common stock increased $2,050,900 from a loss of $1,929,200 in the first six months of fiscal 1997. The change is due to an increase in net earnings and the elimination of the provision for preferred stock dividends. All preferred stocks were eliminated in connection with the Recapitalization which was effective March 1, 1997. The provision in the first half of fiscal 1997 was $2,028,200, including $693,000 for the redemption of Series C preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

    The Company substantially improved its financial condition with the completion of the Recapitalization in the first quarter of fiscal 1998. Monthly cash requirements of approximately $175,000 for preferred dividends have been eliminated and the increase in monthly interest for the subordinated notes is only $9,800. The Company's debt to total capitalization is approximately 15% at August 31, 1997 which should provide opportunity for the Company to increase its long-term borrowings to finance acquisition opportunities.

    The Company has in place an operating line of credit with a bank with maximum borrowings of up to $400,000. As of September 30, 1997 the amount available under this operating line was $395,000.

    The Company has retained the services of an investment banker with experience in helping growth oriented companies in the oil and gas industry.
The investment advisor is expected to assist the Company in obtaining reasonably priced long-term debt or equity capital to finance its acquisition strategies. The Company sold its interest in Castex LP and its other oil and gas properties for $3.5 million in September 1997. As discussed in Note 7, the Company also reached agreement with one of its joint venture partners to terminate all existing relationships. As part of the settlement, the Company sold certain joint venture properties in exchange for $2.7 million and the minority interest in other joint ventures. The Company received $.5 million in cash with the remainder due in twenty four equal monthly payments. The proceeds from these transactions can be combined with long-term financing to acquire properties which complement the Company's core assets. Management believes that these proceeds and its more favorable debt/equity ratio will allow it to obtain long-term financing on reasonable terms.

    The Company generated cash flows from operations of $355,500 in the first six months of fiscal 1998. This cash generated was used to fund capital expenditures of $151,700 and to reduce the amount outstanding under the operating line of credit. The Company believes that cash generated from operations and cash received on the obligation from the sale of joint venture properties will be sufficient to meet its debt service requirements and capital expenditures.

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

    As part of its strategy, the Company recently completed the sale of its investment in Castex Energy 1995 LP and the sale or exchange of several joint venture properties with a prior joint venture partner. As a result of these transactions, the Company has cash balances available for acquisition or capital expenditures of approximately $3.25 million. The Company expects that total revenues and net operating profit will be significantly less in the third and fourth quarters than in the first and second quarters of fiscal 1998. Revenues and net operating profit attributable to the joint ventures sold were $1,800,000 and $340,000, respectively, in the first six months of fiscal 1998. The Company also expects that net earnings will be further reduced from the elimination of earnings from investment in the Castex LP limited partnership. The decrease in net earnings will be partially offset by gains resulting from these transactions.

    Net earnings may be further adversely affected by an increase in general and administrative expenses resulting from the efforts to analyze properties, increase throughput, and identify, analyze and negotiate the acquisition of additional pipeline properties. The Company has recently employed a chief operating officer and others with industry experience to manage all Company properties and to evaluate the systems now completely owned. The Company believes that these properties are in sound physical condition and that there are adequate natural gas reserves behind the natural gas pipelines to generate future cash flow sufficient to recover the cost of the pipelines. The Company also believes that the systems have been "under managed" and expects to be able to increase the throughput volumes on these systems. However, there is no assurance that the previous operator has properly maintained the systems or that the Company will be able to connect future volumes of natural gas. The future success of the Company depends to a large extent on management's ability to improve the financial performance of several systems previously managed and operated by a former joint venture partner.

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

                                       PART II

ITEM 1.       LEGAL PROCEEDINGS

              Information Provided on Form 8-K dated September 8, 1997.


ITEM 2.       CHANGES IN SECURITIES

              None


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    a)   Annual Meeting held September 4, 1997.


    b) The following directors were elected at the meeting and comprise all of the directors of the Company:

         L. J. Horbach            N. J. Pilger
         D. L. Anderson           M. T. Fadden
         C. A. Holtgraves         A. Yeddis
         J. B. Ewing


    c)   The following table sets forth the matters voted upon at the meeting.

                                           Votes         Votes
                                            For          Against    Abstentions
                                         ----------     --------   ------------
    i)   Ratify appointment of
         Grant Thornton LLP as
          independent certified public
          accountants.                   7,972,300       164,500      68,600

    ii)   Elect the following
          nominated directors.                Votes For      Votes Withheld
                                              ---------      --------------
          L. J. Horbach                       8,004,600          200,800
          D. L. Anderson                      8,099,200          106,200
          C. A. Holtgraves                    8,088,900          115,500
          J. B. Ewing                         8,088,900          115,500
          N. J. Pilger                        8,089,100          116,300
          M. T. Fadden                        8,100,000          105,400
          A. Yeddis                           8,100,000          105,400


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    a)  Exhibits:

         11   Statement re Computation of Per Share
              Earnings, filed herewith.

         21   Subsidiaries, filed herewith.

         27   Financial Data Schedule, filed herewith.

    b)  Report on Form 8-K:

         September 8, 1997  -   Disposition of limited partnership interest
                                in Castex Energy 1995 LP and settlement with Shoreham Pipeline Company and related sale and exchange of joint venture interests.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    GATEWAY ENERGY CORPORATION



                                             ______/s/ Neil A. Fortkamp_______
                                             Chief Financial Officer


____ October 14, 1997____
(Date)

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                   August 31, 1997
                                     (unaudited)
                   ASSETS

Current Assets
  Cash and cash equivalents                                        $  195,800
  Trade accounts receivable, net                                    2,587,400
  Inventories                                                          83,400
  Prepaid expenses and other assets                                   698,000
                                                                 ------------
     Total current assets                                           3,564,600

Property and Equipment - At  Cost
  Gas gathering, processing and transportation                     12,002,900
  Office furniture and other equipment                                320,000
                                                                 ------------
                                                                   12,322,900
Less accumulated depreciation, depletion
 and amortization                                                  (2,248,300)
                                                                 ------------
                                                                   10,074,600
Other Assets
 Assets held for sale                                               3,205,900
 Equity investment in partnership                                     383,400
 Other                                                                190,600
                                                                 ------------
                                                                    3,779,900
                                                                 ------------
                                                                  $17,419,100
                                                                 ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Notes payable                                                     $  199,000
 Current maturities of long-term debt                                 523,900
 Accounts payable                                                   2,061,300
 Accrued expenses and other liabilities                               631,400
                                                                 ------------
  Total current liabilities                                         3,415,600

 Long-term debt, less current maturities                            1,743,200

 Minority interests                                                   173,400

 Stockholders' Equity
   Common stock-  authorized, 17,500,000 shares of $.25
    par value; issued and outstanding 14,337,400 shares             3,584,300
   Additional paid-in capital                                      15,399,300
   Accumulated deficit                                             (6,896,700)
                                                                 ------------
                                                                   12,086,900
                                                                 ------------
                                                                  $17,419,100
                                                                  ===========

           The accompanying notes are an integral part of this statement.

                          GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (unaudited)

                                            Three Months Ended            Six Months Ended
                                                August 31                    August 31
                                         ------------------------   ---------------------------
                                              1997       1996            1997          1996
                                             -----       ----            ----          ----
Operating revenues
    Natural gas and oil sales            $ 3,150,900   $4,157,400   $ 5,776,600    $  8,771,300
    Transportation and processing            168,600      223,700       351,200         466,400
    Other                                    139,100      564,600       295,500       1,174,000
                                         -----------   ----------   -----------     -----------
                                           3,458,600    4,945,700     6,423,300      10,411,700
Operating costs and expenses
    Cost of natural gas purchased          2,163,900    3,515,500     3,972,000       7,251,600
    Operation and maintenance                689,100      757,200     1,312,800       1,439,400
    General and administrative               333,900      545,900       623,800       1,032,800
    Depreciation and depletion               228,100      224,200       455,400         443,800
                                         -----------   ----------   -----------     -----------
                                           3,415,000    5,042,800     6,364,000      10,167,600
                                         -----------   ----------   -----------     -----------
    Operating profit (loss)                   43,600      (97,100)       59,300         244,100

Other income (expense)
    Equity in earnings of partnerships       112,800      159,100       234,000         253,500
    Interest income                            2,400       14,500         9,100          26,500
    Interest expense                         (95,400)     (74,100)     (178,200)       (198,200)
    Other                                      9,700     (190,600)       12,300        (199,600)
                                         -----------   ----------   -----------     -----------
                                              29,500      (91,100)       77,200        (117,800)

    Earnings (loss) before income taxes       73,100     (188,200)      136,500         126,300

Income taxes                                  11,800        6,300        14,800          27,300
                                         -----------   ----------   -----------     -----------
    Net earnings (loss)                       61,300     (194,500)      121,700          99,000

Provision for preferred dividends               -        (680,900)          -        (2,028,200)
                                         -----------   ----------   -----------     -----------

Income (loss) applicable to
    common stock                         $    61,300   $ (875,400)    $ 121,700    $ (1,929,200)
                                          ==========    ==========   ==========    ============
Income (loss) per common share           $     0.004   $    (0.72)    $   0.009    $      (1.68)
                                          ==========    ==========   ==========    ============
Number of shares used in
  computing the income (loss)
  per common share                        14,337,400     1,209,300   14,198,400       1,149,800
                                          ==========    ==========   ==========    ============


    The accompanying notes are an integral part of this statement.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                    Six Months Ended August 31
                                                        1997            1996
                                                    -----------       --------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS

Cash flows from operating activities-
  Net earnings                                       $ 121,700      $  99,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities
    Equity in earnings of partnerships                (234,000)      (253,500)
    Distributions from partnerships                     67,000         96,200
    Depreciation, depletion and amortization           455,400        443,800
    Loss from impairment of value                         -           200,000
    Compensation accrued under stock award plans          -            (4,100)
    Stock issued for interest, fees and services          -            84,600
    Non-cash interest and other expense                 52,700           -
    Minority interest                                  (11,100)          (400)
    Increase (decrease) in cash and cash
    equivalents, net of businesses acquired,
    resulting from changes in:
    Trade accounts receivable                          182,400       (760,700)
    Inventories                                        (28,300)        70,800
    Prepaid expenses and other current assets         (279,800)      (440,000)
    Accounts payable                                  (295,600)       911,000
    Accrued expenses and other liabilities             325,100        (70,900)
                                                      ---------      ---------
   Net cash provided by operating activities           355,500        375,800
                                                      ---------      ---------
Cash Flows from investing activities -
  Capital expenditures                                (151,700)      (255,400)
  Acquisitions of businesses, net of cash acquired
    of $79,000 in 1996                                       -     (1,262,400)
  Conversion of Castex LP to equity method
    of accounting                                            -     (1,172,800)
  Other                                                (43,000)      (153,600)
                                                      ---------      ---------
   Net cash used in investing activities             $(194,700)   $(2,844,200)
                                                      ---------      ---------

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                     Six Months Ended August 31
                                                       1997            1996
                                                     ----------     ----------
  Cash flows from financing activities -
  Decrease in restricted and escrowed cash          $    -        $   708,600
  Proceeds from borrowings                             989,000      1,867,700
  Payments on borrowings                            (1,266,800)    (1,709,900)
  Proceeds from sale of preferred stock                   -         1,445,400
  Retirement of preferred stock                           -           (96,000)
  Preferred dividends paid                                -        (1,111,700)
  Other                                                (16,700)         -
                                                      ---------   -----------
   Net cash provided by (used in) financing
    activities                                        (294,500)     1,104,100
                                                      ---------   -----------
Net change in cash and cash equivalents               (133,700)    (1,364,300)
Cash and cash equivalents at beginning of period       329,500      1,572,500
                                                      ---------   -----------

Cash and cash equivalents at end of period          $  195,800     $  208,200
                                                    ==========     ==========


Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For:
   Interest                                           $125,400        $68,500
   Income Taxes                                         94,500          1,000

Supplemental Schedule of Non-cash Investing and Financing Activities:

On March 1, 1996 the Company acquired the outstanding stock of Venture Resources, Inc. In conjunction with the acquisition liabilities were assumed as follows:

  Fair Value of Assets Acquired                                     $1,371,000
  Cash Paid for Assets                                               1,305,000
                                                                   -----------
  Liabilities Assumed                                               $   66,000
                                                                 =============

In the first quarter of fiscal 1998, in connection with the Recapitalization, the Company exchanged 12,398,700 shares of common stock, subordinated notes with a fair value of $977,900 and 62,000 common stock purchase warrants for 7,770 shares of Series G mandatory redeemable preferred stock, 1 share of Series O preferred stock and 9,400 shares of other series of preferred stock including accrued dividends. The Company also issued 10,000 common shares for expenses incurred in connection with the Recapitalization.

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

    The consolidated financial statements include the accounts of Gateway
Energy Corporation ("GEC"), and all of its wholly-owned majority-owned subsidiaries and joint venture investments. The Company's investments in its joint ventures are accounted for using the proportional consolidation method. All significant intercompany transactions have been eliminated in consolidation.

    In October 1996, the Company sold a majority-owned subsidiary, Castex Energy, Inc. ("Castex"). Castex, among other things, serves as the general partner for Castex Energy 1995 L.P. ("Castex LP"). The sale of Castex resulted in the Company no longer controlling the general partner of Castex LP; therefore in fiscal 1997 the Company deconsolidated its 66% limited partnership interest in Castex LP and reports such interest, beginning March 1, 1996, using the equity method of accounting. Certain reclassifications have been made to the financial statements filed as of August 31, 1996, to reflect this change in presentation.

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

    (2)  Recapitalization

    Effective March 1, 1997, the Company consummated solicitation of its preferred stockholders which provided for the restructuring of all nine series of its preferred stock. As part of the restructuring the Company's common stockholders authorized a one-for-twenty five reverse split and a reduction of authorized common shares from 75,000,000 to 17,500,000 (collectively the "Recapitalization").

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

o The Company offered to exchange $9,961,500 stated value of Series A, B, J, K, L, M, & N preferred stock plus accrued dividends of $403,400 for
     i) 2,131,900 shares of common stock, ii) $3,690,700 of 10% subordinated notes and, iii) 199,230 common stock purchase warrants. Alternatively, the preferred stockholders could elect to convert their preferred stock into 7,119,500 shares of common stock as provided for in the Certificate of Designation. Pursuant to the elections of each preferred stockholder, the Company issued $585,700 of 10% subordinated notes, 6,292,200 shares of common stock and 32,300 common stock purchase warrants and cancelled all preferred stock of these series.

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

    As a result of the Recapitalization, all preferred stocks have been eliminated and converted or redeemed for common stock, common stock purchase warrants and subordinated notes. In addition, $283,400 of restructuring costs reduced paid-in capital.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

    (3)  Notes Payable

    Notes payable consist of the following at August 31, 1997.

         Operating line of credit                  $159,000
         Operating line of credit - Ft. Cobb         40,000
                                                   --------
                                                   $199,000
                                                   ========

    The Company has used operating cash flow to reduce the operating line of credit from $316,000 at February 28, 1997 to $159,000 at August 31, 1997.

    (4)  Long-term Debt

    Long-term debt at August 31, 1997, consists of the following:

              Promissory notes                      $  972,000
              Subordinated notes                       991,800
              Note payable to PCI                      303,300
                                                    ----------
                                                     2,267,100
              Less current maturities                  523,900
                                                    ----------
                                                    $1,743,200
                                                    ==========

    The subordinated notes are dated March 1, 1997, and were issued in connection with the Recapitalization as discussed in Note 2. The notes bear interest at 10% annually, payable quarterly. Annual equal principal payments begin on March 1, 2000 and continue through March 1, 2004. The aggregate subordinated notes have a 4.36% interest in the cash distributions of Castex LP after recovery of the Company's investment and the payment of related income taxes. This interest is expected to increase the effective interest rate on the subordinated notes by approximately 0.5%.

    (5)  Assets Held for Sale

    On September 2, 1997, the Company sold its oil and gas producing interests, including its equity investment in Castex LP for $3,500,000. The carrying value of the assets held for sale as of August 31, 1997 is as follows:

         Equity investment in Castex LP                 $2,202,700
         Other oil and gas producing interests, net      1,003,200
                                                        ----------
                                                        $3,205,900
                                                        ==========

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

    The Company expects to realize a net gain on the sale of these assets of approximately $250,000 after deduction of closing costs and an amount due to holders of subordinated notes as discussed in Note 4.

    (6)  Common Stock

    In connection with the Recapitalization, the Company implemented a reverse stock split in which one share of common stock was issued for each twenty-five shares outstanding. Per share amounts and shares outstanding for the period ending August 31, 1996 have been adjusted to reflect this reverse split.

    (7)  Subsequent Event

    On September 8, 1997 the Company entered into a Settlement Agreement (the "Agreement") with Shoreham Pipeline Company ("Shoreham") to dissolve all of the joint venture agreements between the Company and Shoreham and to settle litigation between the parties.

    Under the Agreement, the Company transferred its interest in six operating properties to Shoreham for $2.7 million of which $.5 million was paid in cash at closing. The remainder will be paid in twenty-four monthly installments beginning December 1, 1997 with interest at 9% per annum. In addition, Shoreham transferred its interest in nine other operating properties to the Company. The Company also acquired Shoreham's 20% minority interest in a subsidiary which owns several offshore pipeline systems in exchange for one of these systems.

    During the first six months of fiscal 1998, the joint ventures sold, net of interests in properties acquired, contributed $3,222,000 of total revenues and $778,600 of net operating profit.

    The Company expects that the gain or loss on these transactions, after deducting costs applicable to the transaction, will not be significant.