Form 10-Q
period 1997-11-30
GATEWAY ENERGY CORP/NE
filed 1998-01-20
CIK 40194

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549

                                     FORM 10-QSB

                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  November 30, 1997
                                                  -----------------

        [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                            For the transition period from
                                       to
                            -----------  ------------

                          Commission File No.        0-06404
                                             ------------------

                              GATEWAY ENERGY CORPORATION
                       ---------------------------------------
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
Yes   X   No
    -----    -----

                         APPLICABLE ONLY TO CORPORATE ISSUERS

     As of December 31, 1997 the Issuer had 14,537,400 shares of its common stock outstanding.

     Transitional Small Business Disclosure Format:  Yes       No   X
                                                         -----    -----

                                     FORM 10-QSB

                                       PART  I

ITEM  1.  FINANCIAL STATEMENTS
                                                                    Page
          Unaudited Consolidated Balance Sheet
          as of November 30, 1997.                                    9

          Unaudited Consolidated Statements of Operations for
          the three months and nine months ended November 30,
          1997, and November 30, 1996.                               10

          Unaudited Consolidated Statements of Cash Flows for
          the nine months ended November 30, 1997, and November
          30, 1996.                                                  11

          Notes to Consolidated Financial Statements                 13

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

RESULTS OF OPERATIONS

     The following table sets forth information for the three months ended November 30, 1997 and 1996:
                                                                  Increase
                                   1997            1996          (Decrease)
                                   ----            ----          ----------
     Operating Revenues         $2,457,700     $ 3,522,400      $(1,064,700)
     Operating Margin              175,400         457,600         (282,200)
     Depreciation, Depletion
      and Amortization             124,300         223,200          (98,900)
     General and Administrative    449,400         398,900           50,500
     Other Income (Expense)        464,600        (159,600)         624,200
     Net Earnings (Loss)            62,700        (296,800)         359,500
     Income (Loss) Applicable
      to Common Stock               62,700        (963,900)       1,026,600

     GENERAL.   Henry Hub natural gas index prices as reported in the Inside
FERC Gas Market Report, for the current quarter increased significantly to $2.81 from $1.90 in the comparative quarter of a year ago. Natural gas prices remained strong during the summer of 1997 and continued to increase during the fall. Since December 1, 1997, prices have declined about 20% from the third quarter average. However, the current level of natural gas prices is adequate to encourage production and development.

     OPERATING REVENUES.   Operating revenues declined $1,064,700 from the
previous period. This decrease is the result of the sale of certain joint venture property interests sold on September 1, 1997, which contributed $1,599,200 in revenues in the previous period and the discontinuance of gas marketing activities. These decreases were partially offset by increased revenues on joint venture property interests acquired and increased revenues from Fort Cobb as a result of higher gas prices passed through to retail customers.

     OPERATING MARGINS.   Operating margins decreased $282,200 from the prior
period primarily as a result of the sale and purchase of the joint venture property interests (See Note 5 to the Consolidated Financial Statements). Operating margins were also adversely affected by a decrease in volumes on offshore properties and the sale of Castex Energy Inc. in October 1996. These decreases in operating margins were partially offset by an increase in Fort Cobb margins due to an increase in volumes resulting from more favorable weather in calendar 1997.

     GENERAL AND ADMINISTRATIVE EXPENSE.   General and administrative expenses
increased $50,500 from the previous period generally reflecting the increase in salaries and wages for operating personnel employed to manage and operate the Company's properties acquired in the sale and purchase of joint venture interests, costs associated with retaining an investment advisor and higher legal and accounting fees.

     OTHER INCOME (EXPENSE).   Other income increased $624,200 from the prior
period. In fiscal 1997, $200,000 was charged to expense to reflect an impairment of asset value for one of the Company pipelines. In fiscal 1998, gains on disposal of properties of $305,800 resulting from the sale of the partnership interest in Castex LP, oil and gas producing properties and the joint venture transaction are included in income. Interest income is higher reflecting interest earned on the note received in the joint venture transaction and the cash received in the Castex LP transaction.

     NET EARNINGS (LOSS).   Net earnings increased $359,500 from the third
quarter in fiscal 1997. The reduction in operating margins from the sale of joint ventures and the increase in general and administrative expense were offset by reduced depreciation, increased interest income and gains on disposal of assets. Also, the third quarter in fiscal 1997 included a $200,000 charge related to an impairment of a pipeline system.

     INCOME (LOSS) APPLICABLE TO COMMON STOCK. Income applicable to common stock increased to $62,700 from a loss of $963,900 in the third quarter of fiscal 1997. The increase is due to an increase in net earnings and the elimination of the provision for preferred stock dividends. All preferred stocks were eliminated in connection with the Recapitalization which was effective March 1, 1997. The provision for preferred stock dividends was $667,100 in the third quarter of fiscal 1997.

NINE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO NOVEMBER 30, 1996.

The following summary sets forth information for the nine months ended November 30, 1997 and 1996:
                                                                  Increase
                                   1997           1996           (Decrease)
                                   ----           ----           ----------
     Operating Revenues         $8,881,100    $ 13,694,200      $(4,813,100)
     Operating Margin            1,311,200       1,962,500         (651,300)
     Depreciation, Depletion
      and Amortization             579,600         667,000          (87,400)
     General and Administrative  1,070,600       1,215,900         (145,300)
     Other Income (Expense)        541,800        (277,400)         819,200
     Net Earnings                  184,400        (197,800)         382,600
     Income (Loss) Applicable
      to Common Stock              184,400      (2,893,200)       3,077,600

     OPERATING REVENUES.   Operating revenues decreased $4,813,100 from the
prior fiscal period. This decrease is primarily attributable to i) the loss of a significant customer on one of the Company's joint venture systems in July 1996 (this system was sold in September, 1997), ii) the termination of gas marketing activities previously conducted by a subsidiary, iii) the sale of joint venture property interests in September 1997, and iv) the sale of Castex Energy, Inc. in October 1996. These decreases were somewhat offset by higher revenues on the Company's delivery system and the joint ventures acquired in September 1997.

     OPERATING MARGINS.   Operating margins decreased $651,300 from the prior
year period primarily as the result of the sale of certain joint venture property interests in September 1997 and the sale of Castex Energy, Inc. in October 1996. Operating margins in fiscal 1997 were adversely affected by operating expenses incurred in connection with legal matters on one of the Company's joint venture systems.

     Operating margins for the Company's offshore properties were lower in fiscal 1998 due to lower volumes and management fees paid to a third party to operate the properties after obtaining management in September 1997. Operating margins for onshore properties were adversely affected in fiscal 1998 due to lower volumes and third party management fees incurred to ascertain the physical condition of the systems acquired and to prepare recommendations for the improvement of these systems.

     Operating margins increased at Fort Cobb due to more favorable irrigation and drying volumes in fiscal 1998.

     GENERAL AND ADMINISTRATIVE EXPENSE.   General and administrative expenses
decreased by $145,300 due to closing the Houston office in November 1996 and the sale of Castex Energy, Inc. in October 1996. The elimination of this overhead was partially offset by increases in corporate expenses for operating personnel to manage and operate properties, accounting and legal fees and expenses associated with communications and other corporate expenses.

     OTHER INCOME (EXPENSE).   Other income increased to $541,800 from a loss in
the prior fiscal period of $277,400. Fiscal 1997 included $409,500 for losses resulting from the sale or impairment of pipeline properties. Fiscal 1998 includes gains of $308,700 on the sale of the partnership interest in Castex LP and certain oil and gas properties and the purchase and sale of joint venture interests.

     NET EARNINGS.   Net earnings for the current period are $184,400, a
$382,600 increase over the prior period. This increase is due to the gains on the disposal of properties and a reduction in general and administrative expenses, offset by the reduction in margins as described above. Operating margins were primarily lower due to the sale of certain joint venture property interests and management fees incurred to analyze and review systems acquired.

     INCOME (LOSS) APPLICABLE TO COMMON STOCK. Income applicable to common stock increased to $184,400 from a loss of $2,893,200 in the prior period. The increase is due to the increase in net earnings and the elimination of the provision for preferred stock dividends. Such preferred stocks were eliminated in connection with the Recapitalization effective March 1, 1997. The provision in fiscal 1997 was $2,695,400 including $693,000 for the redemption of Series C preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

     The Company substantially improved its financial condition with the completion of the Recapitalization in the first quarter of fiscal 1998. Monthly cash requirements of approximately $175,000 for preferred dividends have been eliminated and the increase in monthly interest for the subordinated notes is only $9,800. The Company's long-term debt to total capitalization is approximately 14% at November 30, 1997 which should provide opportunity for the Company to increase its long-term borrowings to finance acquisition opportunities.

     The Company has in place an operating line of credit with a bank with maximum borrowings of up to $500,000. As of November 30, 1997 the amount available under this operating line was $130,000.

     The Company has retained the services of an investment banker with experience in helping growth oriented companies in the oil and gas industry.
The investment advisor is expected to assist the Company in obtaining reasonably priced long-term debt or equity capital to finance its acquisition strategies. The Company sold its interest in Castex LP and its other oil and gas properties for $3.5 million in September 1997. As discussed in Note 5, the Company also reached agreement with one of its joint venture partners to terminate all existing relationships. As part of the settlement, the Company sold its interests in certain joint venture properties in exchange for $2.7 million and the remaining interest in other joint venture properties. The Company received $.5 million in cash with the remainder due in twenty-four equal monthly payments. The proceeds from these transactions can be combined with long-term financing to acquire properties which complement the Company's core assets. Management believes that these proceeds and its more favorable debt/equity ratio will allow it to obtain long-term financing on reasonable terms.

     The Company generated cash flows from operations of $293,200 in the first nine months of fiscal 1998. This cash generated was used to fund capital expenditures. The Company believes that cash generated from operations and cash received on the note receivable from the sale of joint venture property interests will be sufficient to meet its debt service requirements and capital expenditures.

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

     As part of its strategy, the Company recently completed the sale of its investment in Castex Energy 1995 LP and the sale or exchange of several joint venture properties with a prior joint venture partner. As a result of these transactions, the Company has cash balances available for acquisition or capital expenditures of approximately $3.0 million. The Company expects that total revenues and net operating profit will be significantly less in the fourth quarter than in the first three quarters of fiscal 1998. Revenues and operating margins attributable to the joint ventures sold were $3,368,000 and $730,000, respectively, in the first nine months of fiscal 1998. The Company also expects that net earnings will be further reduced from the elimination of earnings from investment in the Castex LP limited partnership. The decrease in net earnings will be partially offset by gains resulting from these transactions and interest on the cash proceeds and notes receivable.

     Net earnings may be further adversely affected by an increase in general and administrative expenses resulting from efforts to analyze properties, increase throughput, and identify, analyze and negotiate the acquisition of additional pipeline properties. The Company has recently employed a chief operating officer and others with industry experience to manage all Company properties and to evaluate the systems now completely owned. The Company believes that these properties are in sound physical condition and that there are adequate natural gas reserves behind the natural gas pipelines to generate future cash flow sufficient to recover the cost of the pipelines. The Company also believes that the systems have been "under managed" and expects to be able to increase the throughput volumes on these systems. However, there is no assurance that the previous operator has properly maintained the systems or that the Company will be able to connect future volumes of natural gas. The future success of the Company depends to a large extent on management's ability to improve the financial performance of several systems previously managed and operated by a former joint venture partner.

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

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a)   Exhibits:

          11   Statement re Computation of Per Share
               Earnings. *

          21   Subsidiaries *

          27   Financial Data Schedule *


     b)   Report on Form 8-K

          September 8, 1997 - Disposition of limited partnership interest in
                              Castex Energy 1995 LP and settlement with Shoreham Pipeline Company and related sale and exchange of joint venture interests.

     ---------------------
     * Included in SEC 10-QSB filing only.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GATEWAY ENERGY CORPORATION



                                   /s/ Neil A. Fortkamp
                                   -----------------------------
                                   Chief Financial Officer


     January 19, 1998
--------------------------
(Date)

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                  November 30, 1997
                                     (unaudited)

              ASSETS
Current Assets
  Cash and cash equivalents                     $  3,469,900
  Trade accounts receivable, net                   1,808,800
  Notes receivable                                 1,160,000
  Inventories                                         89,300
  Prepaid expenses and other assets                  482,200
                                                ------------
          Total current assets                     7,010,200

Property and Equipment  - At  Cost
  Gas gathering, processing and transportation     8,796,100
  Office furniture and other                         445,200
                                                ------------
                                                   9,241,300

Less accumulated depreciation                      1,666,400
                                                ------------
                                                   7,574,900

Other Assets
  Notes receivable                                 1,350,000
  Equity investment in partnership                   343,100
  Other                                              219,100
                                                ------------
                                                   1,912,200
                                                ------------
                                                $ 16,497,300
                                                ------------
                                                ------------

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                                 $    407,000
  Current maturities of long-term debt               233,600
  Accounts payable                                 1,520,300
  Accrued expenses and other liabilities             404,500
                                                ------------
          Total current liabilities                2,565,400

Long-term debt, less current maturities            1,691,200

Minority interests                                    41,200

Stockholders' Equity
    Common stock-  authorized, 17,500,000
      shares of $.25 par value; issued and
      outstanding, 14,537,400 shares               3,632,500
    Additional paid-in capital                    15,401,100
    Accumulated deficit                           (6,834,100)
                                                ------------
                                                  12,199,500
                                                ------------
                                                $ 16,497,300
                                                ------------
                                                ------------


            The accompanying notes are an integral part of this statement.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (unaudited)



                                                 Three Months Ended            Nine Months Ended
                                                    November 30                   November 30
                                                -------------------           ------------------
                                                1997           1996           1997          1996
                                                ----           ----           ----          ----
Operating revenues
     Natural gas and oil sales              $ 2,306,800     $3,068,100    $ 8,083,400    $11,839,400
     Transportation and processing              147,200        216,300        498,500        682,800
     Processing and other                         3,700        238,000        299,200      1,172,000
                                            -----------     ----------    -----------    -----------
                                              2,457,700      3,522,400      8,881,100     13,694,200
Operating costs and expenses
     Cost of natural gas purchased            1,811,700      2,347,800      5,783,700      9,599,400
     Operation and maintenance                  470,600        717,000      1,786,200      2,132,300
     General and administrative                 449,400        398,900      1,070,600      1,215,900
     Depreciation and depletion                 124,300        223,200        579,600        667,000
                                            -----------     ----------    -----------    -----------
                                              2,856,000      3,686,900      9,220,100     13,614,600
                                            -----------     ----------    -----------    -----------
          Operating profit (loss)              (398,300)      (164,500)      (339,000)        79,600

Other income (expense)
     Equity in earnings of partnerships         149,900        106,100        383,900        359,500
     Interest income                             96,600         31,400        105,700         57,900
     Interest expense                           (87,700)       (87,000)      (265,900)      (285,300)
     Other                                       (2,900)          -             9,400           -
     Gain (loss) on disposal of assets          308,700       (210,100)       308,700       (409,500)
                                            -----------     ----------    -----------    -----------
                                                464,600       (159,600)       541,800       (277,400)
                                            -----------     ----------    -----------    -----------

          Earnings (loss) before income
            taxes                                66,300       (324,100)       202,800       (197,800)

Income taxes                                      3,600        (27,300)        18,400           -
                                            -----------     ----------    -----------    -----------
          Net earnings (loss)                    62,700       (296,800)       184,400       (197,800)

Provision for preferred dividends                  -           667,100           -         2,695,400
                                            -----------     ----------    -----------    -----------
Income (loss) applicable to
          common stock                      $    62,700     $ (963,900)   $   184,400    $(2,893,200)
                                            -----------     ----------    -----------    -----------
                                            -----------     ----------    -----------    -----------

Income (loss) per common share              $     0.004     $    (0.68)   $     0.013    $     (2.15)
                                            -----------     ----------    -----------    -----------
                                            -----------     ----------    -----------    -----------

Number of shares used in
  computing the income (loss)
  per common share                           14,396,700      1,421,400     14,212,300      1,346,100
                                            -----------     ----------    -----------    -----------
                                            -----------     ----------    -----------    -----------


            The accompanying notes are an integral part of this statement.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)



                                                              Nine Months Ended November 30
                                                              -----------------------------
                                                               1997                 1996
                                                               ----                 ----
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS

Cash flows from operating activities-
  Net earnings (loss)                                       $  184,400          $ (197,800)
  Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities-
    Equity in earnings of partnerships                        (383,900)           (359,500)
    Distributions from partnerships                             83,700             141,300
    Depreciation, depletion and amortization                   579,600             667,000
    (Gain) loss on disposal of assets                         (308,700)            401,200
    Compensation accrued under stock award plans                  -                 (2,300)
    Stock issued for interest, fees and services                  -                115,800
    Non-cash interest and other expense                         63,400                -
    Minority interest                                              400              (8,300)
    Increase (decrease) in cash and cash
      equivalents, net of businesses acquired,
      resulting from changes in-
      Trade accounts receivable                              1,032,300             139,700
      Inventories                                              (34,100)            145,000
      Prepaid expenses and other current assets               (185,500)           (333,900)
      Accounts payable                                        (836,600)           (449,500)
      Accrued expenses and other liabilities                    98,200            (284,500)
                                                            ----------         -----------
         Net cash provided by operating activities             293,200              (9,200)
                                                            ----------         -----------

Cash flows from investing activities -
  Capital expenditures                                        (305,200)           (267,500)
  Acquisitions of businesses, net of cash acquired
    of $79,000 in 1996                                            -             (1,262,400)
  Conversion of Castex LP to equity method
    of accounting                                                 -             (1,172,800)
  Proceeds from sale of properties                           3,618,300             631,600
  Other                                                        (65,000)           (128,100)
                                                            ----------         -----------
          Net cash from (used in) investing
           activities                                       $3,248,100         $(2,199,200)
                                                            ----------         -----------


                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                  Nine Months Ended November 30
                                                  -----------------------------
                                                       1997            1996
                                                       ----            ----

  Cash flows from financing activities -
    Decrease in restricted and escrowed cash        $      -       $   747,700
    Proceeds from borrowings                          1,524,000        740,200
    Payments on borrowings                           (1,908,200)      (274,000)
    Proceeds from sale of preferred stock                  -         1,437,500
    Retirement of preferred stock                          -           (97,000)
    Preferred dividends paid                               -        (1,316,400)
    Other                                               (16,700)          -
                                                    -----------    -----------
        Net cash provided by (used in) financing
         activities                                    (400,900)     1,238,000
                                                    -----------    -----------

Net change in cash and cash equivalents               3,140,400       (970,400)
Cash and cash equivalents at beginning of period        329,500      1,572,500
                                                    -----------    -----------

Cash and cash equivalents at end of period          $ 3,469,900    $   601,200
                                                    -----------    -----------
                                                    -----------    -----------


Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period For:
        Interest                                       $183,200    $   139,400
        Income Taxes                                    102,600          1,000

Supplemental Schedule of Non-cash Investing and Financing Activities:

On March 1, 1996 the Company acquired the outstanding stock of Venture Resources, Inc. In conjunction with the acquisition, liabilities were assumed as follows:

        Fair Value of Assets Acquired                              $ 1,371,000
        Cash Paid for Assets                                         1,305,000
                                                                   -----------
        Liabilities Assumed                                        $    66,000
                                                                   -----------
                                                                   -----------

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

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


Effective September 1, 1997, the Company sold its interest in Castex LP, its other oil and gas properties, and its interests in certain joint venture properties. In conjunction with the sale of these properties, notes receivable were issued as follows:

     Sale of properties                      $6,453,300
     Joint venture property
        interests received                     (325,000)
     Net cash proceeds received              (3,618,300)
                                             ----------
     Note receivable issued                  $2,510,000
                                             ----------
                                             ----------

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

     The consolidated financial statements include the accounts of Gateway Energy Corporation ("GEC"), and all of its wholly-owned or majority-owned subsidiaries and joint venture investments. The Company's investments in its joint ventures are accounted for using the proportional consolidation method. All significant intercompany transactions have been eliminated in consolidation.

     In October 1996, the Company sold a majority-owned subsidiary, Castex Energy, Inc. ("Castex"). Castex, among other things, served as the general partner for Castex Energy 1995 L.P. ("Castex LP"). The sale of Castex resulted in the Company no longer controlling the general partner of Castex LP; therefore in fiscal 1997 the Company deconsolidated its 66% limited partnership interest in Castex LP and reports such interest, beginning March 1, 1996, using the equity method of accounting. Certain reclassifications have been made to the financial statements filed as of November 30, 1996, to reflect this change in presentation.

     The Company owns and operates natural gas gathering pipeline systems and processing plants and related facilities in the Gulf Coast and Southwestern states of Texas, Oklahoma and Louisiana. The Company operates a local natural gas distribution company in Oklahoma.

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

     As a result of the Recapitalization, all preferred stocks have been eliminated and converted or redeemed for common stock, common stock purchase warrants and subordinated notes. In addition, $283,400 of restructuring costs, including the cost of warrants issued for the purchase of 150,000 shares at $1.25 per share, reduced paid-in capital.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     (3)  Notes Payable

     Notes payable consist of the following at November 30, 1997:

          Operating line of credit                  $370,000
          Operating line of credit - Ft. Cobb         37,000
                                                    --------
                                                    $407,000
                                                    --------
                                                    --------

     (4)  Long-term Debt

     Long-term debt at November 30, 1997, consists of the following:

          Promissory notes                        $  631,700
          Subordinated notes                       1,013,900
          Note payable to PCI                        279,200
                                                  ----------
                                                   1,924,800
          Less current maturities                    233,600
                                                  ----------
                                                  $1,691,200
                                                  ----------
                                                  ----------


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

     (5)  Sale of Properties

          a)  Sale of Oil and Gas Interests

     On September 2, 1997, the Company sold its limited partnership investment in Castex LP and its other oil and gas producing properties for $3,502,000, including $3,152,000 in cash and a note receivable for $350,000. The Company recorded a gain of $181,700 which is included in the gain (loss) on disposal of assets in the accompanying statement of operations.

          b)  Purchase, Sale and Exchange of Certain Joint Venture Interests

     On September 8, 1997, the Company entered into a Settlement Agreement ("the Agreement") with Shoreham Pipeline Company ("Shoreham") to dissolve all of the joint ventures between the Company and Shoreham and to settle certain existing litigation between the parties.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Under the Agreement, the Company transferred its interests in six joint ventures to Shoreham in exchange for $.5 million in cash, $2.2 million in notes receivable, and Shoreham's interest in nine other joint ventures. The Company also acquired Shoreham's 20% minority interest in Gateway Offshore Pipeline Company ("GOPC") in exchange for one offshore system owned by GOPC.

     The Company has included a gain in the consolidated financial statements on this transaction of $127,000 calculated as follows:

          Cash proceeds                                     $   540,000
          Note receivable                                     2,160,000
          Fair value of joint venture interests received        325,000
          Value of Shoreham's minority interests in GOPC        123,900
                                                            -----------
                                                              3,148,900
          Less:
               Net book value of joint venture
                  interests sold                              2,817,700
               Net book value of offshore system sold            47,400
               Legal and other costs                            156,800
                                                            -----------
          Net gain on transaction                           $   127,000
                                                            -----------
                                                            -----------

The note receivable bears interest from September 1, 1997 at nine percent per annum and is payable in equal monthly installments beginning December 1, 1997.

     The Company has engaged a third party to perform an appraisal of the fair value of the significant joint venture property interests and offshore systems acquired in the transaction. In management's opinion such an appraisal will not vary significantly from the estimate of $325,000 included in the above calculation of the gain on the transaction.

     The transaction with Shoreham was effective September 1, 1997. During the six month period ended August 31, 1997, the joint ventures sold, net of interests in properties acquired, contributed $3,222,000 in total revenues and $778,600 in net operating profit.

                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     c)   Pro forma information

     The following table sets forth the consolidated operating revenues, net loss, net loss applicable to common stock and net loss per common share for the nine month periods ended November 30, 1997 and 1996, assuming that the transactions above had occurred on March 1, 1996.

                                           1997           1996
                                           ----           ----
     Operating revenues                 $5,558,000     $10,591,000
     Net loss                           (1,141,000)     (1,225,000)
     Net loss applicable to
        common stock                    (1,141,000)     (3,920,000)
     Net loss per common share                (.08)          (2.91)


     (7)  Common Stock

     In connection with the Recapitalization, the Company implemented a reverse stock split in which one share of common stock was issued for each twenty-five shares outstanding. Per share amounts and shares outstanding for the periods ended November 30, 1996 have been adjusted to reflect this reverse split.

     (8)  Subsequent Event

     On December 29, 1997, the Company executed a Purchase and Sale Agreement ("the Agreement") with a joint venture partner to acquire the minority interests in Fort Cobb, Oklahoma Fuel Irrigation Authority, LLC and two other joint ventures and terminate the management contract for approximately $170,000 in cash. Closing is expected to be on February 2, 1998. The Company will record a charge to earnings in the fourth quarter of approximately $120,000 for costs associated with the termination of the management contract and forfeiture of future promoted interests.