Form 10KSB
period 1998-02-28
GATEWAY ENERGY CORP/NE
filed 1998-06-12
CIK 40194

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                  FORM 10-KSB

                  /X/  ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

                / /  TRANSITION REPORT UNDER SECTION 13 OR 15(D)

                            OF THE EXCHANGE ACT OF 1943

                         FOR THE TRANSITION PERIOD FROM
                             ------------------ TO
                               ------------------

                           COMMISSION FILE NO. 1-4766
                           --------------------------

                           GATEWAY ENERGY CORPORATION
                 (Name of small business issuer in its charter)

          DELAWARE                  44-0651207
(State or other jurisdiction      (IRS Employer
             of               Identification Number)
      incorporation or
       organization)

                 10842 OLD MILL ROAD, SUITE 5, OMAHA, NE 68154
             (Address and Zip Code of principal executive offices)

                                 (402) 330-8268
                          (Issuer's telephone number)
                           --------------------------

         Securities registered under Section 12(b) of the Exchange Act:

  TITLE OF EACH
      CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
      None                           None

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.25 PAR VALUE
                                (Title of Class)
                           --------------------------

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes _X_  No ____

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

    Issuer's revenues for the most recent fiscal year ended February 28, 1998, were $10,680,700.

    The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of April 30, 1998 was $14,457,000. The number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 1998, was 14,457,400.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following document is incorporated by reference into the indicated parts of this Annual Report to the extent specified in such parts:

Part III of this Annual Report incorporates by reference information in the Proxy Statement for the Annual Meeting of Stockholders of Gateway Energy Corporation to be held on July 16, 1998.
Transitional Small Business Disclosure Format (check one): Yes ____  No_X_

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

To Our Stockholders:

Because Gateway is a company with publicly traded stock, we must annually file this Form 10-KSB with the Securities and Exchange Commission ("SEC"). It is our principal annual disclosure document. It contains an overall discussion about our business, our financial condition and financial prospects and our annual audited financial statements.

    Item 1 contains the general description of our current business and properties. We direct your particular attention to the caption "Current Developments" which describes the significant changes we have made during the year regarding ownership and management of our assets. Item 2 describes our properties, including our lease arrangements for our executive offices. Item 3 describes any significant legal proceedings in which we were involved. Item 4 shows the matters submitted to the common and preferred stockholders and the results of the voting. Item 5 contains a two-year report on the high and low quarterly stock prices of our Common Stock.

    Item 6 is a discussion about our results of operations. We are required to compare the most recent fiscal year results for February 28, 1998 with the results of a year ago and to do a similar comparison of the results for February 28, 1997 compared with the prior year. In this way, you are provided with a three-year overview of what occurred financially within your Company. The discussion also includes our liquidity, or basically how much cash we have and where we will get the cash needed to operate in the near term. Finally, we discuss certain factors which may affect the future of your Company and you are encouraged to read those carefully.

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

                                    PART I.

ITEM 1.  BUSINESS

GENERAL

    Gateway Energy Corporation (the "Company"), a Delaware corporation, was incorporated in 1960. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. The Company's principal executive offices are located at 10842 Old Mill Road, Suite 5, Omaha, Nebraska 68154, and its telephone number is (402) 330-8268.

CURRENT DEVELOPMENTS

    The Company has significantly changed its operating and management philosophy during the past fiscal year. Previously, the Company had owned properties through joint ventures which were typically managed and operated by the Company's joint venture partners. This form of ownership and management was designed to minimize corporate expenses and utilize the industry experience of others.

    The Company now has determined that such arrangements do not provide the Company with sufficient control over performance and cash flow. This type of ownership also restricted the Company's ability to use these properties as collateral for conventional financing.

    Therefore, early in fiscal 1998 the Company initiated plans to dissolve all significant joint venture and limited partnership relationships. In September 1997, the Company sold its limited partnership interest in Castex Energy 1995 LP ("Castex LP") a partnership which owned interests in producing properties in Louisiana. The Company sold this interest and other minor gas producing properties in the same transaction for a total of $3.5 million.

    In September 1997, the Company entered into a Settlement Agreement ("Agreement") with Shoreham Pipeline Company ("Shoreham") to dissolve all joint venture arrangements between the parties and to settle litigation resulting from the Company's intention, as majority owner, to assert its management and operating rights over the properties.

    Under the Agreement, the Company transferred its interest in six operating properties to Shoreham in return for $2.7 million; twenty percent (20%) was paid at closing and the remainder will be paid in twenty-four equal installments with interest at nine percent (9%) per annum. In addition, Shoreham transferred its interests in nine other properties, and its twenty percent (20%) interest in Gateway Offshore Pipeline Company (formerly Shoreham Gathering Company) to the Company.

    In February 1998, the Company acquired the minority interest held by Ghere-Smith Interests, Inc. ("GSI") in Fort Cobb Irrigation Fuel Authority, Caddo Gas Gathering Joint Venture and WestOK Gas Marketing Joint Venture and cancelled the existing management contracts which would have been in effect until November 1999. Thus, as of February 28, 1998, the company owns, manages and operates all but two minor systems.

RECAPITALIZATION

    Effective March 1, 1997, the Company consummated a recapitalization which resulted in substantial changes to the Company's capital structure. In January 1997, the holders of the Company's Common Stock were asked to approve a 1-for-25 reverse split of the Common Stock of the Company and to decrease the authorized Common Stock from 75,000,000 shares to 17,500,000 shares. The holders of the Common Stock approved this action subject to the completion of other parts of the recapitalization.

    The second and most significant part of the recapitalization was the solicitation of consents of the holders of the nine series of Preferred Stock of the Company and its subsidiary, Gateway Pipeline Company. In February 1997, the consents were solicited from these holders and the required majority vote of each class of Preferred Stock was obtained. The holders of the Preferred Stock were then given a period of time until April 11, 1997 in which to either convert their Preferred Stock into Common Stock under the original conversion terms or accept a package of securities consisting of 10% Subordinated Notes, Common Stock and Common Stock Purchase Warrants. As a result, Preferred Stock with a stated value of $14,632,600 was converted into 11,422,700 shares of Common Stock. The holders of the remaining Preferred Stock with a stated value of $3,098,700 received a total of $1,171,700 of 10% Subordinated Notes, 736,200 shares of Common Stock, and 62,000 Common Stock Purchase Warrants. The 10% Subordinated Notes carry an additional interest provision equal to a percentage of any operating cash distribution received from the Company's limited partnership engaged in the oil and gas development business. As a result, approximately 4.4% of the Company's total operating cash distributions from Castex LP will be segregated for an additional interest provision on the Notes. As a result of the recapitalization, the Company currently has no Preferred Stock outstanding.

DESCRIPTION OF BUSINESS

    The Company owns and operates natural gas gathering, transportation and distribution systems and related facilities in Texas, including Texas state waters, Oklahoma and Louisiana. The gas gathering segment is that portion of the transportation system developed and designed to gather natural gas from producing properties and transport that natural gas to a primary transmission pipeline.

    The gas gatherer contracts with the owner or operator of the producing gas wells to utilize the gas gathering system to transport the gas from the wellhead to a transmission line. The gathering system delivers the gas to the transmission line and for that service receives a "tariff." In some cases the gatherer will install a separator/dehydrator or compressor and thus receives additional revenue. In other cases the gatherer may construct and own gas processing facilities which extract the natural gas liquids from gas streams. The gas gatherer may also take advantage of gas marketing opportunities, whereby the gas gatherer purchases the gas at the wellhead and takes title to the product. The gas is then transported from the point of purchase to a point of delivery and then sold to one or more customers. These purchases and sales are generally transacted through "back-to-back" contracts. In fiscal 1998, approximately 54% of the Company's natural gas sales were generated under "back-to-back" contracts.

    The transportation segment provides service directly to other pipelines and end users of natural gas, primarily industrial and large commercial companies. Distribution pipelines are connected to major intra or interstate pipelines and gas supplies are purchased directly from the pipeline company or others who have access and capacity on that system. Distribution pipelines provide service directly to end users. Generally, sales are based on contracts which cover the same period as the supply contract so margins are secured for the length of the contract.

MAJOR CUSTOMERS AND SUPPLIERS

    The Company purchases natural gas from numerous producers and purchased 17% and 10% of its total cost of gas supply from two major oil and gas producing companies. In 1998, one customer with sales exceeding 10% is in the gas gathering segment, the other customer is an industrial customer. Gross sales as a percentage of total revenue to these customers are as follows:

                                                                 1998         1997
                                                                 -----        -----
Customer A..................................................          21%          28%
Customer B..................................................           2%          16%
Customer C..................................................          11%           6%

    Although these sales constitute a major portion of total revenues, they do not represent a significant portion of net operating margin because of back-to-back purchase contracts to supply these major customers.

COMPETITION

    The natural gas industry is highly competitive. The Company competes against other companies in the production, gathering, delivery, and marketing business for supplies and for customers. Competition for gas supplies is primarily based on the availability of transportation facilities, service and satisfactory price. In marketing, there are numerous competitors, including interstate pipelines, major producers, and local and national gatherers, brokers, and marketers. Most competitors have capital resources greater than the Company and control greater supplies of gas. Competition for marketing customers is primarily based on reliability and the price of delivered gas.

REGULATION

    The transportation, sale, and marketing of natural gas in interstate commerce are subject to extensive regulation under the Natural Gas Act ("NGA"), the Natural Gas Policy Act of 1978 ("NGPA"), and other rules and regulations promulgated by the Federal Energy Regulatory Commission ("FERC"). The Company believes that the gathering, transportation and distribution properties of the Company are intrastate in nature and not subject to FERC's jurisdiction. The properties are, however, subject to regulation by various state agencies.

    The Fort Cobb Fuel Authority ("Fort Cobb") is a local distribution company subject to the regulations of the Oklahoma Corporation Commission ("OCC"). The OCC regulates the prices to the customer based on the cost of investment, operating and maintenance expense, cost of purchased gas and rates of return. Fort Cobb's rates to customers were last approved by OCC in 1993; Fort Cobb has not filed for an increase in rates since that time. The OCC also regulates construction and safety of the distribution system.

ENVIRONMENTAL AND SAFETY CONCERNS

    The Company's operations are subject to environmental risks normally incident to the operation and construction of pipelines, plants, and other facilities for gathering, processing, treating, transporting and distributing natural gas. In most instances, the regulatory requirements relate to the discharge of substances into the environment and include controls such as water and air pollution control measures. Environmental laws and regulations may require the acquisition of a permit before certain activities may be conducted. Further, these laws and regulations may limit or prohibit activities on certain lands lying within wilderness areas, wetlands, areas providing habitat for certain species, or other protected areas. The properties are also subject to other federal, state, and local laws covering the handling, storage, or discharge of materials used by the joint ventures, or otherwise relating to protection of the environment, safety, and health.

    Management believes the Company has obtained, and is in current compliance with, all necessary and material permits and that its operations are in substantial compliance with applicable material governmental regulations.

EMPLOYEES

    As of February 28, 1998, the Company had 25 full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

ONSHORE PROPERTIES

    A wholly-owned subsidiary, Gateway Pipeline Company ("GPC") owns 15 operating systems in Texas, Louisiana and Oklahoma. The systems generally gather and transport natural gas under back-to-back purchase and sales arrangements or for a tariff fee. One system is a 14 mile delivery system which transports and sells natural gas to industrial users in Ellis County, Texas. The Company also owns interests in two joint ventures located in Louisiana and Texas and a partnership in Oklahoma which gather and transport natural gas under tariff arrangements.

    The systems are properly maintained and are capable of transporting natural gas under prescribed pressures. At February 28, 1998, the Company's onshore systems were comprised of approximately 150 miles of 2-inch to 8-inch pipelines and related compressors, meters, regulators, valves and equipment.

OFFSHORE PROPERTIES

    A wholly-owned subsidiary, Gateway Offshore Pipeline Company ("Offshore") owns pipelines, a related 170' X 40' operating platform, and an onshore terminal facility servicing producers in Texas offshore waters and Galveston Bay. These systems and related facilities are in shallow water and provide the Company the capacity to separate and dehydrate gas in large volumes and to transport the natural gas and condensate to various markets. The Company's offshore systems consist of approximately 100 miles of 6-inch to 20-inch pipelines and related equipment which transport natural gas and condensate primarily under tariff contracts.

FORT COBB FUEL AND IRRIGATION AUTHORITY

    Fort Cobb Fuel Authority ("Fort Cobb"), is owned by the Company and is a local distribution company which serves approximately 2,600 rural and residential customers in Caddo and Washita counties in Oklahoma. Fort Cobb owns and operates approximately 600 miles of 1" to 4" pipeline and related meters, regulators, valves, rights-of-way, easements, etc. normally associated with distribution systems.

    The system is also used as a gathering system to gather and transport natural gas from low pressure wells in Caddo and Washita counties. As of February 28, 1998, nineteen wells have been connected and two compressors installed. The gas purchased from these producers is either sold to Fort Cobb or to third parties.

SYSTEM CAPACITY

    The capacity of a pipeline is primarily a function of its diameter and length and its inlet and outlet pressures. Based upon normal operating pressures, the Company's systems have a daily throughput capacity of over 500,000 MCF per day which significantly exceeds the current daily throughput of approximately 50,000 MCF per day.

    The onshore terminal facility referred to above, with minor modifications, has a capacity of 5,000 barrels of condensate per day. Additional tankage and related facilities could be added on adjacent land owned by the Company.

CORPORATE PROPERTY

    In addition to the operating properties described above, the Company leases office space and owns certain office equipment in its corporate office located at 10842 Old Mill Road, Suite 5, Omaha, NE 68154 and its operating headquarters, in Houston, Texas at 500 Dallas Street, Suite 2615, Houston, Texas.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time the Company is involved in litigation concerning its properties and operations. Management does not deem that any current litigation will have a material effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's common stock is traded on the over-the-counter market in the bulletin board section (OTCBB); its symbol is GNRG. The closing bid prices shown reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions. The market prices shown for fiscal 1997 have been adjusted for the one for twenty-five reverse split.

QUARTER ENDING                                                                  HIGH        LOW
----------------------------------------------------------------------------  ---------  ---------
May 31, 1996................................................................  $   10.15      $4.70
August 31, 1996.............................................................       7.80       3.75
November 30, 1996...........................................................       5.47       1.95
February 28, 1997...........................................................       3.50       1.00


QUARTER ENDING                                                                  HIGH        LOW
----------------------------------------------------------------------------  ---------  ---------
May 31, 1997................................................................      $1.00       $.50
August 31, 1997.............................................................        .69        .50
November 30, 1997...........................................................        .81        .50
February 28, 1998...........................................................        .58        .44

HOLDERS

    As of February 28, 1998, there are approximately 3,500 shareholders of the Company's Common Stock, Par Value $0.25.

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

RESULTS OF OPERATIONS

    The following table sets forth information for each of the years in the three-year period ended February 28, 1998:

                                                                1998           1997           1996
                                                            -------------  -------------  -------------
Operating Revenues........................................  $  10,680,700  $  18,136,900  $  13,131,400
Operating Margin..........................................      1,364,800      3,189,300      3,492,900
Depreciation and Amortization.............................        743,200        995,500      1,089,900
General and Administrative Expense........................      2,037,400      1,670,800      2,315,100
Other Income (Expense)....................................        251,000       (231,600)      (146,600)
Net Earnings (Loss).......................................     (1,176,800)       225,400        (92,700)
Loss Applicable to Common Stock...........................     (1,176,800)    (1,283,300)    (2,415,700)

YEAR ENDED FEBRUARY 28, 1998 COMPARED TO YEAR ENDED FEBRUARY 28, 1997

    GENERAL. In fiscal 1998, the Company took several significant actions which adversely affected revenues and operating margins. Since 1992, the Company had operated its gas gathering properties through several joint venture partners. This approach was initially taken to minimize corporate overhead and utilize the industry expertise of others.

    After the Recapitalization, and upon the advice of its investment banker, the Company initiated action to dissolve the joint ventures owned in partnership with Shoreham Pipeline Company ("Shoreham"). This dissolution of the joint ventures was accomplished on September 3, 1997 and resulted in the sale of the Company's interest in six operating systems to Shoreham and the acquisition of Shoreham's minority interest in nine other systems ("the Shoreham Transaction").

    The Company hired Mr. Michael Fadden as President and Chief Operating Officer effective August 1, 1997 to manage these properties and to pursue the termination of other joint venture arrangements. Additional operating personnel were added in October 1997 to improve the performance of the properties acquired in the transactions and to actively seek additional gas gathering and transportation opportunities.

    Natural gas prices as represented by the NYMEX Henry Hub index averaged $2.36 in fiscal 1998 compared to $2.70 in the prior year. The natural gas industry is generally optimistic about long term prospects based on expected demand, the cost of developing prospects and the sales price of natural gas. The Company's operating margins are not significantly affected by the price of natural gas since gas gathering is generally based on a "tariff" arrangement. However, long-term depression of prices can affect exploration and development and result in lower volumes available for transportation.

    OPERATING REVENUES. Operating revenues decreased $7,456,200 from the prior year. The decrease was largely the result of the Shoreham Transaction which reduced revenues by $4.2 million, the revenue in the last six months of fiscal 1997 from the properties sold. In addition to this loss of revenue, operating revenues decreased $2.4 million due to the loss of a major producer in July 1997 on one of the systems sold to Shoreham. The loss of this customer did not significantly affect operating margins due to the low margin on these volumes.

    Operating revenues decreased an additional $1.2 million as a result of the discontinuance of gas marketing activities. This also had little effect on the operating margins of the Company due to the low margins available on the volume marketed.

    OPERATING MARGINS. Operating margins are defined as revenue less gas purchases and operating and maintenance expenses. Operating margins decreased significantly in 1998 from the prior year. The primary cause is the Shoreham Transaction discussed above which reduced operating margins by $1.0 million. In addition to the loss of operating margins attributable to the properties sold, the Company incurred significant additional operating costs including i) costs associated with winding up the joint ventures which substantially reduced distributions in the last three months of operation, ii) repair and maintenance costs which had been deferred by Shoreham and, iii) operating fees paid to third parties to maintain our offshore facilities in the proper manner and consulting fees to review and analyze properties retained in the Shoreham Transaction.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $252,300 as a result of the sale of natural gas properties in connection with the Shoreham transaction in September 1997. The effect of the sale of certain properties was offset slightly by capital additions made throughout the year and the additional value of the property interests received in the Shoreham Transaction.

    GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses increased $366,600 from the prior period. Salaries and wages and related employee costs increased $.2 million due to the addition of the president and chief operating officer in August 1997 and the addition of other operating and clerical personnel for the Houston office in late 1997.

    In addition, general and administrative expense includes $125,000 of costs associated with the termination of the GSI management agreements related to Fort Cobb and Caddo Gas Gathering. Also, the Company incurred additional consulting fees to analyze the potential of certain joint ventures which provided a basis for our negotiations with joint venture partners and legal fees to obtain an accounting of the final joint operating statements in the Shoreham Transaction.

    OTHER INCOME (EXPENSE). Other income and expense includes gains of $398,000 in 1998 recognized from the sale of properties compared to a loss of $344,000 in 1997.

    Interest expense includes conversion costs of approximately $383,000 associated with securities which had conversion privileges for common stock at prices which were less than the market price at the date the conversion privileges were established. This charge does not affect total stockholders' equity since the offsetting credit is to paid-in capital.

    Interest income increased in 1998 over 1997 due to the investment of proceeds from the sale of the Company's limited partnership interest in September 1997 and the note received in the Shoreham Transaction.

    NET EARNINGS (LOSS). The net loss in 1998 was $1,176,800 compared to net earnings of $225,400 in 1997, a reduction of $1,402,200. This decrease is the result of the reduction in operating margin from the Shoreham Transaction in September and higher operating expenses associated with operating the properties including deferred repair and maintenance expense, operating fees for offshore properties and management fees paid to operate some of the Company's systems during fiscal 1998. The net loss for 1998 also includes $383,000 of conversion costs as discussed above. The reduction in net earnings was partially offset by lower depreciation and amortization and gains on sales of assets.

    LOSS APPLICABLE TO COMMON STOCK. As a result of the Recapitalization, the Company eliminated the preferred dividend requirement effective March 1, 1997. All of the costs associated with the Recapitalization were recorded in fiscal 1997; therefore the provision for preferred dividends was zero in 1998 and the loss applicable to common stock is equal to the net loss. In fiscal 1997, the Company recognized a provision for preferred dividends of $1,508,700.

YEAR ENDED FEBRUARY 28, 1997 COMPARED TO YEAR ENDED FEBRUARY 29, 1996

    GENERAL. Monthly natural gas prices as represented by the NYMEX Henry Hub index averaged $2.70 in fiscal 1997, compared to $1.86 in the preceding fiscal year, an increase of 45%. Monthly gas prices represented by the EPNG Permian Basin index increased from $1.43 in 1996 to $2.32 in 1997. The Company's gas gathering revenues are based both on "back-to-back" contracts and tariff contracts. Increases in natural gas prices directly affect the revenues under the 'back-to-back' contracts but do not significantly impact operating margins as gas gathering is generally based on "tariff" arrangements. Higher prices also affect the overall production of natural gas as producers are encouraged to invest larger amounts in exploration, development and rework. Liquids prices were also higher than in prior years particularly in the third and fourth quarter of fiscal 1997.

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

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $94,400. The acquisition of Venture Resources, Inc. in March 1996, additions and expansions to existing properties, and additional depletion on certain producing properties due to redefining the full cost pools increased depreciation by $349,000. These increases were offset by the decrease in depletion from Castex LP due to the change in method of accounting for the investment in this partnership.

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

LIQUIDITY AND CAPITAL RESOURCES.

    The Company has substantially improved its financial condition through the implementation of the Recapitalization. The Company's percent of debt to total capital, after the results of the Recapitalization, is approximately 14%. The net working capital has improved from $.4 million in 1997 to $3.0 million in 1998. The increase is due to the sale of the Castex LP limited partnership and the sale and exchange of properties in connection with terminating certain joint venture arrangements.

    The Company has in place an operating line of credit agreement with a bank with maximum borrowings of $500,000. As of February 28, 1998, the amount available to the Company under this operating line of credit was $162,000.

    The Company has retained the services of an investment banker with experience in helping growth-oriented companies in the oil and gas industry. The investment advisor is expected to assist the Company in obtaining reasonably priced long-term debt or equity capital to finance its acquisition strategies. The Company has approximately $2.0 million in cash and short-term investments which it expects to invest in natural gas properties.

    Payments for debt service in fiscal 1999 are estimated to be about $800,000. The Company believes that cash generated from operations and the payments received on notes receivable will be sufficient to meet these debt service requirements and fund expected system additions (estimated to be less than $200,000) required to maintain the competitive position of the gas gathering and processing assets. In addition, the Company expects to acquire additional systems which complement its strategy of developing core geographic areas. The Company expects to be able to finance these acquisitions with existing cash reserves and additional long-term debt supported by cash flows from acquired properties.

FACTORS AFFECTING FUTURE RESULTS.

    As discussed in Item 1, the Company completed a Recapitalization which converted its previously existing preferred stocks into subordinated notes, common stock and common stock warrants. The Recapitalization reduced the cash requirements for preferred dividends from approximately $2.2 million annually to $.1 million for interest. One of the principal objectives of the Recapitalization was to facilitate access to reasonably priced capital to enable the Company to build enhanced stockholder value through the execution of certain strategies. These strategies include, among other things, i) focusing on gathering, processing , transporting and marketing of natural gas, ii) expanding the Company's asset base in core geographic areas, iii) developing a niche that will create demand for our services, and iv) acquiring or constructing properties in one or more new core areas.

    The Company must provide services to its customers, primarily producers, at a competitive price. Therefore, in order to be successful the Company must contain its costs in line with industry competitors. The Company's access to reasonably priced long-term capital will have a significant effect on its ability to acquire additional properties which will increase operating margins to enable us to spread our fixed overhead costs over a larger asset base. The Company believes that the Recapitalization, the retention of an investment advisor with experience in growing middle market oil and gas companies and experienced operating management will allow the Company to access capital and find properties which can provide attractive returns. However, there can be no assurance that the Company will be successful in this endeavor.

    The Company's ability to generate long-term value for the common stockholder is dependent upon the successful acquisition of additional mid-stream assets which compliment the Company's core business at costs which provide for reasonable returns. There are many companies participating in the midstream segment of the natural gas industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow.

    The Company believes that it will be able to compete in this environment and will be able to find attractive investments which compliment its existing properties; however, it is not possible to predict competition or the effect this will have on the Company's operations.

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

YEAR 2000 ISSUES

    The "year 2000 issue" is the result of computer programs being written using two digits, rather than four digits, to identify the year in a date field. Any computer programs using such a system, and which have date sensitive software, will not be able to distinguish between the year 2000 and the year 1900. This could result in miscalculations or an inability to process transactions, send invoices or engage in similar normal business activities.

    The Company has in place Year 2000 compliant systems for its financial and accounting functions. The Company does not have computer systems in place in other areas which would require modification. Therefore, the Company believes that the financial impact of the "Year 2000 issue" will not be significant.

ITEM 7.  FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants............................        F-1

Consolidated Balance Sheets as of February 28, 1998 and 1997..................        F-2

Consolidated Statements of Operations for the years ended February 28, 1998
 and February 28, 1997........................................................        F-3

Consolidated Statement of Stockholders' Equity for the years ended February
 28, 1998 and February 28, 1997...............................................        F-4

Consolidated Statements of Cash Flows for the years ended February 28, 1998
 and February 28, 1997........................................................        F-5

Notes to Consolidated Financial Statements....................................        F-6

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

    None.

                                   PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference from the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held July 16, 1998, under the captions ELECTION OF DIRECTORS, LIST OF CURRENT EXECUTIVE OFFICERS OF THE COMPANY, and ADDITIONAL INFORMATION--Compliance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION

    Incorporated by reference from the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held July 16, 1998, under the caption EXECUTIVE COMPENSATION.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held July 16, 1998, under the captions GENERAL and ELECTION OF DIRECTORS.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held July 16, 1998, under the captions CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

    The following index sets forth the documents and schedules filed with this annual report on Form 10-KSB.

EXHIBIT NO.                                           DESCRIPTION OF DOCUMENT
-----------  ---------------------------------------------------------------------------------------------------------
         3(a) Restated Certificate of Incorporation, filed as Exhibit 3.1 to Registrant's Form 8 dated October 17,
               1991.*
         3(b) Certificate of Amendment of Restated Certificate of Incorporation dated March 3, 1997.*
         3(c) Certificate of Amendment of Restated Certificate of Incorporation dated July 29, 1996.*
         3(d) Certificate of Amendment of Restated Certificate of Incorporation dated July 29, 1995.*
         3(e) Certificate of Amendment of Restated Certificate of Incorporation dated January 12, 1995 filed as Exhibit
               3.8 to Annual Report on Form 10-KSB for the year ended February 29, 1996.*
        10(a) 1994 Incentive and Nonqualified Stock Option Plan filed as part of the Gateway Energy Corporation 1994
               Proxy Statement, Schedule 14-A.*
        10(b) Employment agreement with Donald L. Anderson.*
        11   Statement Regarding Computation of Earnings Per Share.**
        21   Subsidiaries**
        27   Financial Data Schedule**

------------------------

 *  Incorporated by reference.

**  Included in SEC 10-KSB filing only.

    (b) REPORTS ON FORM 8-K    None

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GATEWAY ENERGY CORPORATION
                                (Registrant)

                                By:              /s/ L. J. HORBACH
                                     -----------------------------------------
                                                   L. J. Horbach
                                                   CHAIRMAN & CEO

                                By:             /s/ NEIL A. FORTKAMP
                                     -----------------------------------------
                                                  Neil A. Fortkamp
                                             EXECUTIVE VICE PRESIDENT &
                                              CHIEF FINANCIAL OFFICER

Date: May 28, 1998

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ L. J. HORBACH
------------------------------           Director              May 28, 1998
        L. J. Horbach

     /s/ NEIL A. FORTKAMP
------------------------------           Director              May 28, 1998
       Neil A. Fortkamp

    /s/ MICHAEL T. FADDEN
------------------------------           Director              May 28, 1998
      Michael T. Fadden

      /s/ JOHN B. EWING
------------------------------           Director              May 28, 1998
        John B. Ewing

  /s/ CHARLES A. HOLTGRAVES
------------------------------           Director              May 28, 1998
    Charles A. Holtgraves

    /s/ DONALD L. ANDERSON
------------------------------           Director               May 28, 199
      Donald L. Anderson

        /s/ NIC PILGER
------------------------------           Director              May 28, 1998
          Nic Pilger

        /s/ ABE YEDDIS
------------------------------           Director              May 28, 1998
          Abe Yeddis

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Gateway Energy Corporation

    We have audited the accompanying consolidated balance sheets of Gateway Energy Corporation (a Delaware corporation) and subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway Energy Corporation and subsidiaries as of February 28, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Lincoln, Nebraska
May 22, 1998

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                               FEBRUARY 28,
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
                                        ASSETS
Current Assets
  Cash and cash equivalents...........................................................  $    439,800  $    329,500
  Certificate of deposit..............................................................     2,750,000       --
  Trade accounts receivable, less allowance for doubtful accounts of $15,100 in
    1997..............................................................................       906,800     2,834,700
  Notes receivable--current portion...................................................     1,370,900       --
  Inventories.........................................................................       121,700        55,200
  Prepaid expenses and other assets...................................................       311,200       367,500
                                                                                        ------------  ------------
    Total current assets..............................................................     5,900,400     3,586,900
Property and Equipment, at cost
  Gas gathering, processing and transportation........................................     9,425,200    11,857,100
  Office furniture and other equipment................................................       539,100       317,300
                                                                                        ------------  ------------
                                                                                           9,964,300    12,174,400
  Less accumulated depreciation and amortization......................................     1,858,800     1,839,000
                                                                                        ------------  ------------
                                                                                           8,105,500    10,335,400
Other Assets
  Assets held for sale................................................................       --          3,024,900
  Notes receivable, less current portion..............................................       868,600       --
  Equity investment in partnership....................................................       326,300       370,000
  Note receivable--related party......................................................       --            298,700
  Other...............................................................................       185,200       499,900
                                                                                        ------------  ------------
                                                                                           1,380,100     4,193,500
                                                                                        ------------  ------------
                                                                                        $ 15,386,000  $ 18,115,800
                                                                                        ------------  ------------
                                                                                        ------------  ------------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable.......................................................................  $    915,300  $    379,300
  Current maturities of long-term debt................................................       671,200       199,100
  Accounts payable....................................................................     1,057,300     2,357,000
  Accrued expenses and other liabilities..............................................       243,700       300,000
                                                                                        ------------  ------------
    Total current liabilities.........................................................     2,887,500     3,235,400
Preferred dividends payable...........................................................       --            960,700
Long-term debt, less current maturities...............................................     1,184,500     1,173,600
Minority interests....................................................................       --            184,500
Preferred stock of subsidiary (liquidation value of $537,500 at February 28, 1997)....       --            358,500
Mandatory redeemable preferred stock (liquidation value of $8,336,900 at February 28,
 1997)................................................................................       --          6,394,700
Stockholders' Equity
  Preferred stock (liquidation value of $9,400,000 at February 28, 1997)..............       --              9,400
  Common stock--authorized, 17,500,000 shares of $.25 par value; issued and
    outstanding 14,457,400 shares in 1998 and 1,929,800 shares in 1997................     3,614,400       482,500
  Additional paid-in capital..........................................................    15,896,500    12,334,900
  Accumulated deficit.................................................................    (8,196,900)   (7,018,400)
                                                                                        ------------  ------------
                                                                                          11,314,000     5,808,400
                                                                                        ------------  ------------
                                                                                        $ 15,386,000  $ 18,115,800
                                                                                        ------------  ------------
                                                                                        ------------  ------------

        The accompanying notes are an integral part of these statements.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED FEBRUARY 28,
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
Operating revenues
  Natural gas sales................................................................  $   9,736,600  $  16,190,000
  Transportation and processing....................................................        930,500      1,869,800
  Other............................................................................         13,600         77,100
                                                                                     -------------  -------------
                                                                                        10,680,700     18,136,900
Operating costs and expenses
  Cost of natural gas purchased....................................................      7,213,000     12,630,000
  Operation and maintenance........................................................      2,102,900      2,317,600
  Depreciation and amortization....................................................        743,200        995,500
  General and administrative.......................................................      2,037,400      1,670,800
                                                                                     -------------  -------------
                                                                                        12,096,500     17,613,900
                                                                                     -------------  -------------
    Operating profit (loss)........................................................     (1,415,800)       523,000

Other income (expense)
  Equity in earnings of partnerships...............................................        406,900        465,800
  Gain (loss) on disposal of assets................................................        398,000       (344,800)
  Interest and other income........................................................        222,300         73,000
  Interest expense and conversion costs............................................       (776,200)      (425,600)
                                                                                     -------------  -------------
                                                                                           251,000       (231,600)
                                                                                     -------------  -------------
    Earnings (loss) before income taxes............................................     (1,164,800)       291,400
Income taxes.......................................................................         12,000         66,000
                                                                                     -------------  -------------
    Net earnings (loss)............................................................     (1,176,800)       225,400
Provision for preferred dividends..................................................       --            1,508,700
                                                                                     -------------  -------------
    Loss applicable to common stock................................................  $  (1,176,800) $  (1,283,300)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Basic and diluted loss per common share............................................  $       (0.08) $       (0.95)
                                                                                     -------------  -------------
                                                                                     -------------  -------------

        The accompanying notes are an integral part of these statements.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                               COMMON STOCK       ADDITIONAL
                                               PREFERRED   ---------------------   PAID-IN    ACCUMULATED
                                                 STOCK       SHARES     AMOUNT     CAPITAL      DEFICIT       TOTAL
                                              -----------  ----------  ---------  ----------  ------------  ----------
Balance at March 1, 1996....................   $   7,900   26,976,100  $ 269,800  $9,275,600   $(4,984,500) $4,568,800
Redemption of mandatory redeemable Series C
 preferred stock............................      --           --         --        (693,000)      --         (693,000)
Issuance of stock for cash and services (net
 of issuance costs of $502,300).............       1,700    2,662,600     26,600   1,732,600       --        1,760,900
Amortization of issue costs on mandatory
 redeemable preferred stock.................      --           --         --        (482,100)      --         (482,100)
Compensation under stock award plans........      --           --         --         (34,800)      --          (34,800)
Preferred stock dividends...................      --           --         --          --       (2,259,300)  (2,259,300)
Preferred stock conversions to common
 stock......................................        (200)  18,606,600    186,100   1,467,300       --        1,653,200
Revaluation of preferred stock due to
 Recapitalization...........................      --           --         --       1,069,300       --        1,069,300
Net earnings................................      --           --         --          --          225,400      225,400
Reduction in shares, one for twenty-five
 reverse stock split........................      --       (46,315,500)    --         --           --           --
                                              -----------  ----------  ---------  ----------  ------------  ----------
Balance at February 28, 1997................       9,400    1,929,800    482,500  12,334,900   (7,018,400)   5,808,400
Preferred stock conversions to common
 stock......................................      (9,400)  12,372,900  3,093,200   3,301,500       --        6,385,300
Recapitalization costs......................      --           10,000      2,500    (342,400)      --         (339,900)
Net loss....................................      --           --         --          --       (1,176,800)  (1,176,800)
Conversion of promissory note...............      --          120,000     30,000      20,000       --           50,000
Purchase and retirement of common stock.....      --           (1,300)      (300)     --           (1,700)      (2,000)
Issuance of warrants and options to
 non-employees..............................      --           --         --         132,200       --          132,200
Issuance of stock for dividends.............      --           26,000      6,500      45,500       --           52,000
Debt conversion costs.......................      --           --         --         404,800       --          404,800
                                              -----------  ----------  ---------  ----------  ------------  ----------
Balance at February 28, 1998................   $  --       14,457,400  $3,614,400 $15,896,500  $(8,196,900) $11,314,000
                                              -----------  ----------  ---------  ----------  ------------  ----------
                                              -----------  ----------  ---------  ----------  ------------  ----------

         The accompanying notes are an integral part of this statement.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED FEBRUARY 28,
                                                                                         ------------------------
                                                                                            1998         1997
                                                                                         -----------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
  Net earnings (loss)..................................................................  $(1,176,800) $   225,400
  Adjustments to reconcile net earnings (loss) to net cash provided by (used in)
      operating activities
    Equity in undistributed earnings of partnerships...................................     (290,000)    (288,500)
    Depreciation, depletion and amortization...........................................      743,200      995,500
    (Gain) loss on disposal of assets..................................................     (398,000)     344,800
    Noncash interest expense, net......................................................      516,200       85,000
    Other..............................................................................       19,800       45,600
    Increase (decrease) in cash and cash equivalents, net of businesses acquired, resulting from changes in:
      Trade accounts receivable........................................................    1,927,900     (911,700)
      Inventories......................................................................      (66,500)      15,600
      Prepaid expenses and other current assets........................................       73,200     (368,900)
      Accounts payable.................................................................   (1,299,700)   1,003,500
      Accrued expenses and other liabilities...........................................      (56,300)     (60,500)
                                                                                         -----------  -----------
        Net cash provided by (used in) operating activities............................       (7,000)   1,085,800
                                                                                         -----------  -----------
Cash flows from investing activities
  Capital expenditures.................................................................     (819,800)    (697,600)
  Proceeds from sale of property and partnership interests.............................    3,423,300      841,500
  Purchase of certificate of deposit...................................................   (2,750,000)     --
  Acquisitions of businesses, net of cash acquired of $134,200 in 1997.................      (40,800)  (1,265,600)
  Payments on notes receivable.........................................................      270,500      --
  Decrease in cash and cash equivalents as a result of the deconsolidation
    of Castex LP.......................................................................      --        (1,172,800)
  Other................................................................................      (12,500)    (155,000)
                                                                                         -----------  -----------
  Net cash provided by (used in) investing activities..................................       70,700   (2,449,500)
                                                                                         -----------  -----------
Cash flows from financing activities
  Decrease in restricted and escrowed cash.............................................        2,100      803,700
  Proceeds from borrowings.............................................................    2,672,000    3,478,700
  Payments on borrowings...............................................................   (2,608,700)  (3,761,400)
  Proceeds from sale of preferred stock................................................      --         1,438,000
  Proceeds from issuance of common stock...............................................      --            30,100
  Preferred dividends paid.............................................................      --        (1,523,800)
  Other................................................................................      (18,800)    (344,700)
                                                                                         -----------  -----------
  Net cash provided by financing activities............................................       46,600      120,600
                                                                                         -----------  -----------
Net change in cash and cash equivalents................................................      110,300   (1,243,100)
Cash and cash equivalents at beginning of year.........................................      329,500    1,572,600
                                                                                         -----------  -----------
Cash and cash equivalents at end of year...............................................  $   439,800  $   329,500
                                                                                         -----------  -----------
                                                                                         -----------  -----------

        The accompanying notes are an integral part of these statements.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    In October 1996, the Company sold a majority-owned subsidiary, Castex Energy, Inc. ("CEI"). CEI, among other things, served as the general partner for Castex Energy 1995 L.P. ("Castex LP"). The sale of CEI resulted in the Company no longer controlling the general partner of Castex LP; therefore, in 1997 the Company deconsolidated its 66% limited partner interest in Castex LP and reported such interest using the equity method as of the beginning of fiscal year 1997. The Castex LP investment was included in assets held for sale through September 1997 (See Note B).

    The Company purchases, develops, owns, and operates natural gas gathering and pipeline systems and related facilities in the Gulf Coast and Southwestern states of Texas, Oklahoma, Louisiana and in offshore Texas state waters. The Company also operates a natural gas distribution company in Oklahoma.

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

    Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount. The Company, based on presently available estimates and current circumstances, has determined that no impairment loss should be recognized at February 28, 1998.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
3.  ASSETS HELD FOR SALE

    Assets held for sale are stated at the lower of cost or market.

4.  CASH EQUIVALENTS

    For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

5.  INCOME TAXES

    Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates expected to apply when these differences reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that they will not be realized. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

6.  STOCK-BASED COMPENSATION

    Compensation for stock-based awards to employees is measured using the intrinsic method. This method recognizes compensation when the fair value of the underlying common stock exceeds the exercise price of the instrument.

7.  EARNINGS PER COMMON SHARE

    In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, EARNINGS PER SHARE. Basic earnings per share is computed by dividing the loss applicable to common stock (net earnings or loss less provision for preferred dividends) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings or loss applicable to common stockholders by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares that were outstanding during the period. Potential dilutive common shares are not included in the computation of diluted earnings per share if they are anti-dilutive. For 1998 and 1997, the diluted loss per common share is the same as basic since the effect of potentially dilutive common shares arising from convertible debt and outstanding stock options and warrants was anti-dilutive.

    The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share for 1998 and 1997 were 14,318,900 and 1,351,000, respectively.

8.  REVERSE STOCK SPLIT

    All references in the consolidated financial statements referring to common shares, options and warrants, and loss per common share amounts have been adjusted to give retroactive effect to a one for twenty-five reverse split effected on March 4, 1997, to holders of record on that date.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
9.  USE OF ESTIMATES

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

10.  RECENT ACCOUNTING PRONOUNCEMENTS

    The FASB has issued two new standards which are effective for reporting periods beginning after December 15, 1997. SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. The Company will begin making the additional disclosures required by SFAS No. 130 in the first quarter of fiscal 1999. SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, requires financial and descriptive information with respect to "operating segments" of an entity based on the way management makes internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131 with financial statements for the period ending February 28, 1999.

NOTE B--RECAPITALIZATION

    Effective March 1, 1997, the Company's preferred stockholders approved the restructuring of all nine series of its preferred stock. As part of the restructuring the Company's common stockholders authorized a one for twenty-five reverse split and a reduction of authorized common shares from 75,000,000 to 17,500,000 (collectively the "Recapitalization").

    The significant components of the Recapitalization, together with the applicable accounting effects, are as follows:

    - Pursuant to elections by the Series G preferred stockholders, the Company exchanged $7,769,800 stated value of the Series G mandatory redeemable preferred stock plus accrued dividends of $505,200 for $585,900 of 10% subordinated notes, 5,866,500 shares of common stock and 29,700 common stock purchase warrants and cancelled all Series G preferred stock.

    - The Company exchanged the Series O preferred stock held by Pipeline Capital, Inc. ("PCI") for 214,000 shares of common stock and cancelled the promissory note of $298,700 due to the Company from PCI.

    - Pursuant to elections by all other preferred stockholders, the Company exchanged $9,961,500 stated value of Series A (GPC), B, J, K, L, M, & N preferred stock plus accrued dividends of $403,400, for $585,800 of 10% subordinated notes, 6,292,400 shares of common stock and 32,300 common stock purchase warrants and cancelled all preferred stock of these series.

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

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE B--RECAPITALIZATION (CONTINUED)
Payments totaling $20,000 will be paid to holders of the subordinated notes in June 1998, representing their interest in the net after-tax proceeds from the sale of Castex LP.

    As a result of the Recapitalization, the carrying value of each series of preferred stock outstanding at February 28, 1997 was adjusted to fair value, resulting in a decrease in the provision for preferred dividends and loss applicable to common stock of approximately $2,393,000 for the year ended February 28, 1997.

NOTE C--ACQUISITIONS AND DIVESTITURES

    All acquisitions have been accounted for as purchases; operations of the companies and businesses acquired or disposed have been included in the accompanying consolidated financial statements from their respective dates of acquisition or through their respective dates of disposal.

FISCAL YEAR 1998

    In September 1997, the Company sold its limited partnership interest in Castex LP and other oil and gas producing properties for $3,152,000 in cash and a note receivable of $350,000 that was paid in full in April 1998. These assets had been classified as of February 28, 1997 as Assets Held For Sale. The transaction resulted in a gain of $180,100 which is reflected as gain on disposal of assets in the accompanying statement of operations.

    In September 1997, the Company entered into a Settlement Agreement with Shoreham Pipeline Company ("Shoreham"), a former joint venture partner, to dissolve all of the joint ventures between the Company and Shoreham and to settle litigation between the parties. Under the Agreement the Company transferred its interest in six operating joint ventures to Shoreham in exchange for $2,700,000 and Shoreham's interest in nine joint venture properties with an approximate fair value of $450,000. The Company also acquired Shoreham's 20% minority interest in Gateway Offshore Pipeline Company (formerly Shoreham Gathering Company) and transferred an offshore pipeline system to Shoreham as part of the settlement. Of the $2,700,000, $540,000 was paid at closing. The remaining balance is a note receivable of $2,160,000 which is payable in 24 equal monthly payments beginning December 1, 1997, with interest at 9% per annum. The note is without collateral. The Company recognized a gain on the transaction of $220,300, net of closing costs and legal fees. The net gain is reflected in gain (loss) on disposal of assets in the accompanying statement of operations.

    In January 1998, the Company reached an agreement with Ghere-Smith Interest, Inc. ("GSI") to purchase their 1% minority interest in Fort Cobb Fuel Authority, Caddo Gas Gathering Company and WestOK Marketing Company and terminate the management agreements between the parties which would have expired October 31, 1999. The Company paid GSI $169,500 which included $125,600 for the termination of the management agreements. The termination cost has been included in general and administrative expense in the accompanying statement of operations.

FISCAL YEAR 1997

    Effective March 1, 1996, GPC acquired all of the outstanding common stock of Venture Resources, Inc. ("Venture"), a company with interests in natural gas gathering and transmission properties located in Texas, Louisiana and Oklahoma for approximately $1,305,000. The acquisition cost was equal to the fair

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE C--ACQUISITIONS AND DIVESTITURES (CONTINUED) value of the net assets acquired. In April 1996, Venture acquired the remaining 50% partnership interest in MV Pipeline for $100,000.

    In October 1996, the Company sold its sixty percent interest in CEI to its minority shareholders in exchange for the cancellation of notes payable to officers of $138,800, the forgiveness of the intercompany payable to CEI of $218,500 and the forgiveness of an intercompany note and accrued interest from CEI to the Company in the amount of $222,000. In addition, the Company paid CEI $20,000 in consideration for a lease cancellation. The transaction resulted in a net loss of $75,900 which has been charged to loss on disposal of assets.

    In November and December 1996, the Company sold two pipelines for cash of $866,300, resulting in a loss of $154,100. The net loss has been charged to loss on disposal of assets.

PRO FORMA

    The following unaudited pro forma consolidated results of operations for the years ended February 28, 1998 and February 28, 1997 assume that the transactions discussed occurred at the beginning of fiscal 1997:

                                                                      1998           1997
                                                                  -------------  -------------
Revenues........................................................  $   7,409,000  $  11,408,000
Net loss........................................................     (2,353,400)    (1,382,000)
Loss applicable to common stock.................................     (2,353,400)    (2,900,000)
Basic loss per common share.....................................           (.16)         (2.15)

NOTE D--JOINT VENTURE OPERATIONS

    During 1998 and 1997, The Company participated in 17 natural gas gathering, processing or delivery joint ventures. All but one of the joint ventures were operated by the Company's joint venture partners. Management fees to the joint venture partners were a base fee plus a percentage of qualifying expenditures or a percentage of net operating income, as defined. The joint venture agreements contained provisions for increased income participation by the Company until specified payout levels were attained. The agreements had terms of one to ten years, with provision for earlier termination, along with buy-sell agreements in the event of termination. Fees paid to the joint venture partners were approximately $135,000 in 1998 and $239,000 in 1997. As described in Note C, the Company dissolved 15 joint ventures with Shoreham in September 1997. As of February 28, 1998, the Company is involved in two remaining joint venture arrangements with $940,200 of total net property and equipment included in the accompanying balance sheet.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE E--NOTES PAYABLE

    Notes payable consist of the following:

                                                                             FEBRUARY 28,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Operating line of credit..............................................  $  338,000  $  316,000
Note payable to bank..................................................     550,000      --
Other.................................................................      27,300      63,300
                                                                        ----------  ----------
                                                                        $  915,300  $  379,300
                                                                        ----------  ----------
                                                                        ----------  ----------

    The Company's current operating line of credit provides for maximum available borrowings of $500,000 through August 1998. Interest is payable monthly at 6.7% per annum and principal is due on demand, or if no demand is made, at maturity. The lines are collateralized by the Company's certificate of deposit.

    As of February 28, 1998, the Company has a note payable to a bank for $550,000, due March 3, 1998 with interest at 6.7%. The note is collateralized by the Company's certificate of deposit. This note was repaid in full in March 1998.

NOTE F--LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                           FEBRUARY 28,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Subordinated notes................................................  $  1,005,600  $    --
Promissory notes..................................................       595,500     1,022,600
Note payable to PCI...............................................       254,600       350,100
                                                                    ------------  ------------
                                                                       1,855,700     1,372,700
Less current maturities...........................................       671,200       199,100
                                                                    ------------  ------------
                                                                    $  1,184,500  $  1,173,600
                                                                    ------------  ------------
                                                                    ------------  ------------

SUBORDINATED NOTES

    In connection with the Recapitalization discussed in Note B, the Company issued subordinated promissory notes with a face amount of $1,171,700. The stated interest rate is 10% payable quarterly with equal annual principal payments beginning on March 1, 2000 and continuing through March 1, 2004. The Company calculated the fair market value of the notes to be $978,000 at March 1, 1997 and recorded the difference between fair value and the face amount as discount on subordinated notes. The discount is being amortized to interest expense using the interest method over the term of the subordinated notes. Such charge to interest expense was $27,700 for the year ended February 28, 1998. As a result, the effective interest rate of the subordinated notes is 15%.

    The subordinated notes also have an aggregate 4.36% interest in the proceeds of the sale of Castex LP after deducting the Company's investment in the limited partnership and taxes payable on any gain on disposal. An amount of $20,000 has been accrued for this interest as the Company's interest was sold in September 1997. The Company expects to pay the subordinated noteholders in June 1998.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE F--LONG-TERM DEBT (CONTINUED)

PROMISSORY NOTES

    During fiscal 1997, GPC issued $759,000 of convertible promissory notes, proceeds of which were used to repay bridge loans in connection with the purchase of Venture. The promissory notes are without collateral and bear interest at the rate of 10% per annum payable monthly. The principal sum of the promissory notes is due two years from the date of issuance. In fiscal 1998, the Company redeemed $214,000 of these convertible promissory notes at stated value plus accrued interest.

    The original conversion privileges of the Venture promissory notes allowed noteholders to convert at any time into common stock of the Company at a pre-reverse stock split price of $.40 per share. The promissory notes did not contain the customary anti-dilution language to effect a change in the conversion price in the case of stock splits, stock dividends or other capitalization changes. As a result, in August 1997, certain noteholders tendered their promissory notes for conversion at $.40 per share. In lieu of conversion, the Company and the noteholders agreed at that time to i) a one year extension on the notes, and ii) a thirty day window for conversion in the event the Company called the promissory notes as consideration for the noteholders not converting their notes.

    As a result of this agreement, the Company recorded conversion costs and a credit to paid-in capital of $306,800 which represents the difference in the market price of the Company's common stock on the date of the agreement and the conversion price of $.40 multiplied by the number of shares issued upon conversion. Such conversion costs are reflected in interest expense and conversion costs in the accompanying statement of operations.

    In the opinion of Company's management and Board of Directors, the proper conversion price for the Venture promissory notes is $10.00 per share, after giving effect to the one for twenty-five reverse stock split. Subsequent attempts to negotiate an amendment to the promissory notes to reflect the correct conversion price have not been successful. Although the intent of the parties was clear at the issuance of the notes, the promissory noteholders have indicated to the Company they intend to submit their promissory notes for conversion at the rate of $.40 per share. The Company has informed the noteholders that the notes will be converted at $10.00 per share.

    Although the final resolution of this dispute cannot be presently determined, it is not expected to have a material impact on the Company's results of operations or financial position.

    In July 1996, the Company issued promissory notes to stockholders totaling $150,000. At the time of issuance 18,000 shares of common stock and warrants to purchase 36,000 shares of the Company's common stock at $3.00 per share were issued in full consideration for interest and commitment fees in connection with the notes. All principal payments are due July 25, 1998. As collateral for the notes, the Company pledged all of its ownership interests in three joint ventures. The notes may be converted to common stock at any time prior to July 25, 1998, at the rate of $5.00 per common share. The holders of the notes also agreed to guarantee the Operating Line of Credit in the aggregate amount of $150,000.

    In March, 1997, H & F Investments, a partnership comprised of two executive officers of the Company acquired one of the promissory notes for $50,000 and substituted their guarantee for $50,000 for the Operating Line of Credit. The Company subsequently repaid the promissory note in November 1997.

    In September 1997, a noteholder of a $50,000 promissory note and the Company agreed to amend the conversion price included in the original promissory note to $.4167 per share as consideration for the effect

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE F--LONG-TERM DEBT (CONTINUED)
of the Recapitalization on the convertible promissory note. The noteholder elected to convert the note into 120,000 shares of the Company's common stock. The amendment of the original promissory note resulted in conversion costs of $28,000, equal to the difference in the market price of the Company's common stock and the conversion price on the date of the amendment multiplied by the 120,000 shares issued at conversion. Such conversion cost is reflected in interest expense in the accompanying statement of operations.

    As a result of the effects of the Recapitalization on the convertible promissory notes, the Company and the noteholders of the remaining $50,000 of promissory notes agreed in December 1997 to amend the original promissory notes as follows:

    - The conversion price was changed to $.25 per share.

    - The Company issued attached Stock Purchase Rights to acquire 50,000 additional common shares at $.25 per share.

    - The Company issued detachable warrants to purchase 200,000 additional shares of common stock at a price of $.53 per share, the market price on the amendment date.

    - The maturity date was extended to July 25, 2002, although the holders may exercise the conversion rights or exercise the Stock Purchase Rights or Warrants anytime after July 25, 1998.

    - In addition, the Company issued a subscription agreement allowing the noteholders to purchase $50,000 non-interest bearing convertible promissory notes due July 25, 2002. The notes are convertible at $.25 per common share and include attached Stock Purchase Rights to acquire 50,000 additional shares at $.25 per share. The subscription agreement expires July 25, 1998.

    The above amendments resulted in conversion costs to the Company of $195,600 which are being amortized to interest expense through July 1998, the earliest exercise date. During the year ended February 28, 1998, $47,100 has been charged to interest expense and included in the accompanying statement of operations.

NOTE PAYABLE TO PCI

    In May 1996, the Company issued to Pipeline Capital, Inc. ("PCI"), formerly a related party, a promissory note for $480,000. The note is payable in forty-eight equal monthly installments of $10,000 beginning July 1, 1996. The Company, may, at its option, prepay all of the note at a discount rate of 8%; therefore, the note was originally recorded at the discounted value of $423,000 and payments are applied to principal and interest based on the above rate.

    In April 1996, the Company issued a promissory note for $200,000 in payment of investment advisory and financing services. The note was without collateral, bore interest at the rate of 9% per annum and was payable in twenty-four equal monthly installments of $9,100 commencing April 1, 1996. The note was fully paid in February 1998.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE F--LONG-TERM DEBT (CONTINUED)
    Aggregate future maturities of long-term debt are as follows:

1999..............................................................  $ 671,200
2000..............................................................     84,300
2001..............................................................    246,000
2002..............................................................    206,600
2003..............................................................    206,600
Thereafter........................................................    441,000

NOTE G--SPONSORSHIP AGREEMENT

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

    In May 1996, the Company and PCI terminated their relationship and entered into a Settlement and Purchase Agreement, which provided for the following:

    - The Company repurchased 56.25 shares of Series C Preferred Stock owned by PCI, which represented its right to receive the Exit Amount and the 10% interest in defined net operating cash flows for $480,000 represented by a promissory note requiring payments of $10,000 per month commencing July 1, 1996, and ending June 1, 2000.

    - PCI executed a new promissory note for approximately $279,000 plus interest at 7% per annum representing all advances to PCI to date. All principal and interest on this note was to be offset against the amounts which are payable to PCI upon a payment event under the Series O Preferred Stock, described below.

    - The Company issued PCI one share of its Series O preferred stock which was non-voting and had no dividend rights. The Series O preferred stock entitled PCI to receive 10% of the consideration paid for the Company in a sale, merger or exchange less the outstanding balance of the promissory note executed by PCI. In the event there was no sale, merger or exchange prior to July 1, 2000, the Company was obligated to obtain an appraisal to value the Company and PCI was to receive an amount equal to 10% of the fair market value appraisal, less the promissory note due to the Company. As a result of this settlement, the Company recorded an increase to the provision for preferred dividends of $693,000.

    In connection with the Recapitalization discussed in Note B, effective March 1, 1997, PCI exchanged its Series O preferred stock for 214,000 shares of the Company's common stock and canceled the promissory note due to the Company.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE H--PREFERRED STOCK

    Preferred stock consisted of the following at February 28, 1997:

NON-VOTING PREFERRED STOCK OF SUBSIDIARY
  Series A, 10% cumulative, participating convertible, $.01 par value, $1,000 stated value, authorized 750 shares; issued
    537.5 shares. (recorded at fair value due to
    Recapitalization)...........................................  $ 358,500
                                                                  ---------
                                                                  ---------
NON-VOTING MANDATORY REDEEMABLE PREFERRED STOCK
  Series O, $1.00 par value, 1 share authorized and issued......  $ 512,700
  Series G, 12% cumulative, convertible, $1.00 par value,
    $1,000 stated value, authorized 10,000 shares;
    issued 7,769.8 shares.
    (recorded at fair value due to Recapitalization)............  5,882,000
                                                                  ---------
                                                                  $6,394,700
                                                                  ---------
                                                                  ---------
NON-VOTING PREFERRED STOCK
  Series B, 12% cumulative, convertible, $1.00 par value,
    $1,000 stated value, authorized 4,000 shares; issued 1,650
    shares......................................................  $   1,700
  Series J, 10% cumulative, convertible, $1.00 par value,
    $1,000 stated value, authorized 750 shares; issued 747.5
    shares......................................................        700
  Series K, 12%, cumulative, convertible, $1.00 par value,
    $1,000 stated value, authorized and issued 750 shares.......        800
  Series L, 12%, cumulative, convertible $1.00 par value,
    $1,000 stated value, authorized 255 shares; issued 238
    shares......................................................        200
  Series M, 12%, cumulative, convertible, $1.00 par value,
    $1,000 stated value, authorized 500 shares; issued 437.5
    shares......................................................        400
  Series N, 12%, cumulative, convertible $1.00 par value,
    $1,000 stated value, authorized 21,000 shares; issued 5,601
    shares......................................................      5,600
                                                                  ---------
                                                                  $   9,400
                                                                  ---------
                                                                  ---------

RECAPITALIZATION

    As discussed in Note B, on March 1, 1997, the Company redeemed all of its outstanding preferred stock and related accrued and unpaid dividends in exchange for 12,158,900 shares of common stock, 62,000 of common stock purchase warrants and $1,171,700 in subordinated promissory notes.

SERIES G AMORTIZATION

    Issue costs were being amortized to the initial mandatory date and are reflected as preferred dividends in the accompany statements of operations using the interest method. The provision for preferred dividends includes $482,100 of such amortization in 1997. See also Note B regarding adjustment of all preferred stock to fair value as a result of the March 1997 Recapitalization.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE H--PREFERRED STOCK (CONTINUED)
REDEMPTIONS AND CONVERSIONS

    The Company redeemed 97 shares of Series G in 1997 and converted 1,882 shares into 714,500 common shares in 1997. In 1997 Series B stockholders converted 100 shares into 15,100 shares of common stock. In 1997, 17 shares of Series L and 62.5 shares of Series M were converted into 3,200 and 11,500 shares of common stock, respectively.

AUTHORIZED SHARES

    During 1997, the Company decreased its authorized preferred stock from 1,750,000 shares to 10,000 shares.

NOTE I--INCOME TAXES

    The provision for income taxes for the years ended February 28, 1998 and 1997 consisted of the following:

                                                                          1998        1997
                                                                        ---------  -----------
Current...............................................................  $  12,000  $   346,000
Benefit of tax net operating loss carryforwards.......................     --         (280,000)
                                                                        ---------  -----------
Total.................................................................  $  12,000  $    66,000
                                                                        ---------  -----------
                                                                        ---------  -----------

    The differences between income taxes computed using the average statutory federal income tax rates of 34% and the provision for income taxes for the years ended February 28, 1998 and 1997 follow:

                                                                         1998         1997
                                                                      -----------  -----------
Taxes at statutory rate.............................................  $  (396,000) $    99,000
State income taxes, net of federal tax benefit......................        3,000       32,000
Increase (decrease) in valuation allowance..........................      172,000     (198,000)
Goodwill amortization and other nondeductible expenses..............      228,000      117,000
Other...............................................................        5,000       16,000
                                                                      -----------  -----------
                                                                      $    12,000  $    66,000
                                                                      -----------  -----------
                                                                      -----------  -----------

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE I--INCOME TAXES (CONTINUED)

    The tax effects of the temporary differences that give rise to deferred tax assets and liabilities as of February 28, 1998 and 1997 follow:

                                                                               FEBRUARY 28,
                                                                        --------------------------
                                                                            1998          1997
                                                                        -------------  -----------
Deferred tax assets:
  Net operating loss carryforwards....................................  $     618,000  $   566,000
  Property and equipment..............................................        257,000      121,000
  Other...............................................................        136,000       59,000
                                                                        -------------  -----------
                                                                            1,011,000      746,000
  Valuation allowance.................................................     (1,011,000)    (746,000)
                                                                        -------------  -----------
                                                                        $    --        $   --
                                                                        -------------  -----------
                                                                        -------------  -----------

    The valuation allowance increased $265,000 in 1998 and decreased $1,941,000 in 1997. The changes in both years result primarily from the increase in, or expiration of, net operating loss carryforwards.

    At February 28, 1998, the Company had approximately $1,819,000 federal net operating loss carryforwards which may be applied against future taxable income and which expire from 1999 through 2013.

NOTE J--STOCK-BASED BENEFIT PLANS

    The Company has a stock option plan and several agreements under which key employees have been granted incentive and nonqualified stock options or warrants to purchase the Company's common stock. Generally, the options are exercisable within three years of the date of grant and expire ten years after the date of grant. All options or warrants issued have exercise prices of not less than 100% of the fair market value on date of grant.

    The following is a summary of stock option activity and related information:

                                                             1998                           1997
                                                 ----------------------------  ------------------------------
                                                            WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                                  OPTIONS    EXERCISE PRICE      OPTIONS     EXERCISE PRICE
                                                 ---------  -----------------  -----------  -----------------
Outstanding at beginning of year...............     14,188      $    6.06          14,188       $    6.06
Granted........................................    310,750            .72          --
                                                 ---------                     -----------
Outstanding at end of year.....................    324,938      $     .94          14,188       $    6.06
                                                 ---------                     -----------
                                                 ---------                     -----------
Options available for grant at end of year.....      7,000                          7,000
                                                 ---------                     -----------
                                                 ---------                     -----------

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE J--STOCK-BASED BENEFIT PLANS (CONTINUED)
    The following table summarizes information about options outstanding at February 28, 1998:

                                OPTIONS OUTSTANDING
                ---------------------------------------------------
                              WEIGHTED AVERAGE                            OPTIONS EXERCISABLE
                                  REMAINING                          ------------------------------
   RANGE OF       NUMBER         CONTRACTUAL      WEIGHTED AVERAGE     NUMBER     WEIGHTED AVERAGE
EXERCISE PRICE  OUTSTANDING     LIFE (YEARS)       EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
--------------  -----------  -------------------  -----------------  -----------  -----------------
$ 0.47 to 0.70     260,750             9.52           $    0.63         175,750       $    0.68
  1.19 to 1.25      51,188             9.87                1.19          51,188            1.19
          6.25      13,000             6.76                6.25          13,000            6.25
                -----------                                          -----------
$ 0.47 to 6.25     324,938                                 0.94         239,938            1.09
                -----------                                          -----------
                -----------                                          -----------

    The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those traded options, and because changes in the subjective input can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted average assumptions:

                                                                                  1998
                                                                                  -----
Expected life in years.......................................................         8.1
Expected stock price volatility..............................................          88%
Risk-free interest rate......................................................         5.8%

    There were no options granted in fiscal 1997.

    For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the options' vesting period. The Company's pro forma information follows:

                                                                           1998
                                                                       -------------
Net loss--as reported................................................  $  (1,176,800)
Net loss--pro forma..................................................     (1,353,500)
Basic net loss per share--as reported................................           (.08)
Basic net loss per share--pro forma..................................           (.09)

NOTE K--OTHER EMPLOYEE BENEFIT PLAN

    The Company makes available to its employees a 401(k) plan which covers all employees at least 21 years of age with one year of service. The Company matches employee contributions up to a maximum of 2% of salary. The Company can make additional discretionary contributions with approval of the Board of Directors.

    Total Company contributions to the plan were $9,300 and $10,400 for the years ended February 28, 1998 and 1997, respectively.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE L--LEASES

    The Company leases office space in Omaha, Nebraska and Houston, Texas under lease agreements expiring in August 1999, and January 2003, respectively. The lease in Houston is collateralized by a Letter of Credit issued by the Company in favor of the lessor in the amount of $101,100. The Letter of Credit is collateralized by the Company's short-term investment.

    The Company also has various month-to-month equipment operating leases. Rent expense from all leases totaled approximately $332,000 and $512,000 during 1998 and 1997 respectively.

    The following is a schedule by years of future minimum annual rental payments under noncancelable operating leases at February 28, 1998:

YEAR ENDING
------------------------------------------------------------------------
1999....................................................................  $   88,200
2000....................................................................      82,900
2001....................................................................      71,700
2002....................................................................      71,700
2003....................................................................      71,700
Later years.............................................................       6,000
                                                                          ----------
                                                                          $  392,200
                                                                          ----------
                                                                          ----------

NOTE M--RELATED PARTY TRANSACTIONS

    During the year ended February 28, 1997, PCI received cash payments of $167,500 and 9,000 shares of common stock at a total recorded cost of $36,400, for various services related to preferred stock fundraising and property acquisitions. A director received $6,400 for services related to stock subscription administration.

    Included in accounts payable at February 28, 1997, are amounts due PCI of $24,000. The $298,700 note receivable from a related party represented a note from PCI for advances to and expenses paid on its behalf related to fundraising activities. The note was collateralized by the Series O preferred stock, bore interest at 7% and was due no later than July 1, 2000. This note was cancelled in March 1998 with the exchange of Series O preferred stock for common stock in connection with the Recapitalization.

NOTE N--COMMITMENTS AND CONTINGENCIES

    The Company and its subsidiaries are parties to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

NOTE O--SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest was $256,000 and $268,900 in 1998 and 1997, respectively. Cash paid for income taxes was $84,400 and $16,000 in 1998 and 1997, respectively.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE O--SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)
NONCASH INVESTING AND FINANCING ACTIVITIES

    During 1998, the Company exchanged all of its outstanding preferred stock (except Series C) with a stated value of $17,731,300 plus accrued dividends of $908,600 for 12,158,900 shares of common stock, $1,171,700 of subordinated notes and 62,000 common stock purchase warrants. The Company also exchanged its Series C preferred stock issued to PCI for 214,000 shares of common stock and cancelled the promissory note of $298,700 due to the Company. The Company issued 10,000 shares of common stock in connection with certain costs of the Recapitalization. In addition, 26,000 shares of common stock were issued as payment for accrued dividends of $52,000.

    As described in Note C, during 1998, the Company sold its limited partnership interest in Castex LP and its oil and gas properties for $3,502,000. In connection with the sale, the Company issued a note receivable to the buyer for $350,000. The Company also entered into a settlement agreement with Shoreham whereby it transferred its interest in six operating joint ventures to Shoreham in return for a $2,160,000 note receivable, $540,000 in cash, interest in nine joint venture properties valued at $450,300 and Shoreham's 20% ownership in Gateway Offshore Pipeline Company ("Offshore"). Offshore's ownership of an offshore pipeline system was transferred to Shoreham as part of the settlement.

    During 1998, the Company converted a $50,000 promissory note into 120,000 shares of the Company's common stock.

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

    As described in Note G, the Company redeemed the Series C mandatory redeemable preferred stock and recorded a charge to additional paid-in capital of $693,000. Also during 1997, the carrying value of Series G and Series O preferred stock was decreased by $587,200 through a credit to additional paid-in capital, representing amortization of issue costs of $482,100 offset by an adjustment to fair value of $1,069,300 as a result of the Recapitalization discussed in Note B.

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

NOTE P--FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    CASH AND CASH EQUIVALENTS, CERTIFICATE OF DEPOSIT AND NOTES RECEIVABLE: The carrying amounts of cash and cash equivalents, certificate of deposit, notes receivable and the note receivable-related party approximate fair value because of the relatively short maturity or recent issuance of those instruments.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE P--FINANCIAL INSTRUMENTS (CONTINUED)
    NOTES PAYABLE: The estimated fair values of notes payable are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

    The estimated fair values of the Company's financial instruments are as follows:

                                                   FEBRUARY 28, 1998             FEBRUARY 28, 1997
                                              ----------------------------  ----------------------------
                                                CARRYING       ESTIMATED      CARRYING       ESTIMATED
                                                AMOUNT OF    FAIR VALUE OF    AMOUNT OF    FAIR VALUE OF
                                                 ASSETS         ASSETS         ASSETS         ASSETS
                                              (LIABILITIES)  (LIABILITIES)  (LIABILITIES)  (LIABILITIES)
                                              -------------  -------------  -------------  -------------
Financial assets:
  Cash and cash equivalents.................  $     439,800  $     439,800  $     329,500  $     329,500
  Certificate of deposit....................      2,750,000      2,750,000       --             --
  Note receivable-related party.............       --             --              298,700        298,700
  Notes receivable..........................      2,239,500      2,239,500       --             --
Financial liabilities:
  Notes payable.............................       (915,300)      (915,300)      (379,300)      (379,300)
  Long term debt............................     (1,855,700)    (1,851,900)    (1,372,700)    (1,364,400)
  Mandatory redeemable preferred stock......       --             --           (6,394,700)    (6,394,700)

NOTE Q--SEGMENTS, MAJOR CUSTOMERS AND CONCENTRATIONS

    The Company operates in only one segment of business. The Company is engaged in the gathering, transportation and marketing of natural gas and provides services including gas processing, separation and dehydration. The Company sells natural gas to gas marketing companies, industrial users and retail customers in Texas, Louisiana and Oklahoma.

    The following table sets forth the Company's major customers and their percent of total revenue:

                                                                           1998         1997
                                                                           -----        -----
Customer A............................................................          21%          28%
Customer B............................................................           2%          16%
Customer C............................................................          11%           6%

    The Company's natural gas pipeline operations have a concentration of customers in the natural gas transmission, distribution and petrochemical industries. These concentrations of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that the customers may be

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE Q--SEGMENTS, MAJOR CUSTOMERS AND CONCENTRATIONS (CONTINUED) similarly affected by the changes in economic or other conditions. The Company's accounts receivable are generally not collateralized.

    The Company has a certificate of deposit with a financial institution for $2,750,000. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has collateralized certain loans at this financial institution with this certificate of deposit. The Company believes it is not exposed to any significant credit risk. The Company also has an uncollateralized note receivable from its former joint venture partner totaling $1,939,500 at February 28, 1998. All payments are current and the Company expects no future collection problems.

NOTE R--NON-EMPLOYEE COMMON STOCK OPTIONS AND WARRANTS

    During fiscal 1998 and 1997, the Company issued common stock warrants in connection with various preferred stock and debt issuances and for services provided. The warrants entitled the holders to purchase shares of the Company's common stock at prices ranging from $2.50 to $11.25 per share and were exercisable at various dates through April 2000. In conjunction with the Recapitalization, the exercise price for substantially all warrants outstanding at March 1, 1997 was modified to $3.00 per share. Warrants with expiration dates prior to March 1, 1999, were extended to that date.

    In fiscal 1998, the Company issued 150,000 common stock warrants at $1.25 to its investment adviser in connection with services related to the Recapitalization, 200,000 common stock warrants at $0.53 to certain noteholders in connection with the resolution of disagreements regarding the original terms of promissory notes issued in 1997, 62,000 common stock warrants at $3.00 to various preferred stock shareholders, and 40,000 common stock options at $0.53 to non-employee directors. The Company valued these warrants and options using the Black-Sholes model with the following weighted average assumptions: risk-free interest rate of 5.8%, expected average life of approximately four years and expected stock price volatility of 88%, and recorded the value of such options and warrants as recapitalization costs, interest expense or general and administrative expenses.

    The following is a summary of the status of the Company's non-employee options and warrants for 1998 and 1997:

                                                 1998                                 1997
                                  -----------------------------------  -----------------------------------
                                                    WEIGHTED AVERAGE                     WEIGHTED AVERAGE
                                  OPTIONS/WARRANTS   EXERCISE PRICE    OPTIONS/WARRANTS   EXERCISE PRICE
                                  ----------------  -----------------  ----------------  -----------------
Outstanding at beginning of
  year..........................        208,800         $    6.32             53,600         $    8.46
Issued..........................        452,000              0.87            155,200              5.58
Cancelled.......................       (208,800)             6.32             --                --
Reissued........................        208,800              3.00             --                --
                                       --------                              -------
Outstanding at end of year......        660,800              1.71            208,800              6.32
                                       --------                              -------
                                       --------                              -------

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE R--NON-EMPLOYEE COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)
    The following table summarizes information about options and warrants outstanding at February 28, 1998.

                                                                     OPTIONS/WARRANTS OUTSTANDING AND EXERCISABLE
                                                                ------------------------------------------------------
                                                                    NUMBER       WEIGHTED AVERAGE
                                                                 OUTSTANDING         REMAINING
                                                                     AND            CONTRACTUAL      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                                         EXERCISABLE       LIFE (YEARS)       EXERCISE PRICE
--------------------------------------------------------------  --------------  -------------------  -----------------
$0.53 to 0.56.................................................       240,000              3.33           $    0.54
 1.25.........................................................       150,000              7.00                1.25
 3.00.........................................................       270,800              1.69                3.00
                                                                     -------
$0.53 to 3.00.................................................       660,800              3.49                1.71
                                                                     -------
                                                                     -------

NOTE S--FOURTH QUARTER ADJUSTMENTS

    Aggregate year end adjustments recorded in the fourth quarter reduced net earnings by approximately $585,400. The adjustments included conversion costs of $383,100 related to amendments made to certain convertible promissory notes (Note F) and a reduction of accounts receivable of $202,300.

NOTE T--INVESTMENT IN CASTEX LP

    The following presents summarized financial information of Castex LP carried at equity in fiscal 1998 and 1997. The Company sold its equity investment in September 1997; accordingly, 1998 operating financial information is for the six months ended August 1997.

                                                                                         FEBRUARY 28,
                                                                                             1997
                                                                                       ----------------
Condensed Balance Sheet:
  Current assets.......................................................                 $    4,139,600
  Property and equipment, net..........................................                     15,279,300
  Other assets.........................................................                        419,400
                                                                                       ----------------
                                                                                        $   19,838,300
                                                                                       ----------------
                                                                                       ----------------

  Current liabilities..................................................                 $    6,284,500
  Noncurrent liabilities...............................................                     10,634,300
  Partnership equity...................................................                      2,919,500
                                                                                       ----------------
                                                                                        $   19,838,300
                                                                                       ----------------
                                                                                       ----------------


                                                                             1998            1997
                                                                         ------------  ----------------
Condensed Statements of Operations:
  Operating revenue....................................................  $  5,209,400       $5,474,600
  Operating Profit.....................................................     1,863,200        1,806,800
  Net earnings.........................................................       611,900          401,600

    The Company's equity investment in Castex LP was $2,022,700 as of February 28, 1997 and was included in assets held for sale in the 1997 consolidated balance sheet. The Company's equity in earnings

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE T--INVESTMENT IN CASTEX LP (CONTINUED) of Castex LP was $307,200 and $295,400 in 1998 and 1997, respectively, and is included in equity in earnings of partnerships in the consolidated statements of operations.

    The Company's equity investment in Castex LP constitutes substantially all of the Company's oil and gas operations; accordingly, 1998 and 1997 oil and gas disclosures relate only to the Company's equity in Castex LP through the date of sale of its equity investment. The Company's equity in net capitalized costs of Castex LP was $10,100,000 at February 28, 1997 and the Company's equity in costs incurred in oil and gas producing activities by Castex LP was approximately $7,854,000 and $4,800,000 for 1998 and 1997, respectively.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                          SUPPLEMENTAL FINANCIAL DATA
                                  (UNAUDITED)

    The following 1997 supplemental unaudited information regarding the Company's proved oil and gas reserves, all of which are located in the United States, is presented pursuant to the disclosure requirements prescribed by the Securities and Exchange Commission and SFAS No. 69, DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES. As discussed in Note A, the Company accounted for its investment in Castex LP using the equity method. This investment constitutes substantially all of the Company's oil and gas operations; accordingly, oil and gas disclosures relate only to the Company's equity in Castex LP. Disclosures related to 1998 are not included since the Company sold its investment in Castex LP in September 1997.

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

    For the year ended February 28, 1997, the Company's equity in proved reserves for Castex LP was approximately 100,000 bbls and 12,900,000 MCF and the Company's equity in discounted future net cash flows of Castex LP was $14,300,000.