Form 10QSB
period 1998-05-31
GATEWAY ENERGY CORP/NE
filed 1998-07-14
CIK 40194

                      U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549

                                     Form 10-QSB

               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  May 31, 1998

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

               As of June 30, 1998 the Issuer had 14,449,500 shares of its common stock outstanding.

               Transitional Small Business Disclosure Format:  Yes____ No___X___

                                    FORM 10-QSB

                                      PART  I


ITEM  1.       FINANCIAL STATEMENTS

                                                                              Page
               Unaudited Consolidated Balance Sheet
               as of May 31, 1998.                                             8

               Unaudited Consolidated Statements of Operations for
               the three months ended May 31, 1998, and May 31, 1997.          9

               Unaudited Consolidated Statements of Cash Flows for
               the three months ended May 31, 1998, and May 31, 1997.         10

               Notes to Consolidated Financial Statements                     11

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

RESULTS OF OPERATIONS

     The following table sets forth information for the three months ended May 31, 1998 and 1997:

                                            1998           1997
                                        ----------     ----------
    Operating Revenues                  $1,558,500     $2,995,800
    Operating Margin                       190,500        597,400
    Depreciation and Amortization          177,800        227,800
    General and Administrative             535,100        319,900
    Other Income (Expense)                 (33,200)        13,700
    Net Earnings (Loss)                   (556,600)        60,400

     Comparisons between the first quarter of fiscal 1999 and the first quarter of fiscal 1998 are significantly affected by two major transactions. First, in September 1997, the Company reached agreement with Shoreham Pipeline Company ("Shoreham") to dissolve all of the joint ventures between the parties. The Company transferred its interests, ranging from 60% to 80%, in six joint ventures to Shoreham. The Company acquired Shoreham's interests, ranging from 5% to 20%, in nine joint ventures. The Company also acquired Shoreham's

20% minority interest in Gateway Offshore Pipeline Company and transferred an offshore system to Shoreham.

     Second, in September 1997, the Company sold its limited partnership interest in Castex LP and its other oil and gas producing properties. As of May 31, 1998, the proceeds received from the above transactions have not yet been reinvested in revenue producing assets.

     Natural gas prices remained steady in the first quarter of fiscal 1999. Index prices at Henry Hub in southern Louisiana averaged $2.26 in the current quarter compared to $1.93 in the prior year. Natural gas prices have remained firm in spite of the downward pressure on oil prices. Natural gas producers continue to exploit new drilling opportunities.

     Operating revenues declined $1,437,300 from the prior quarter. Sales attributable to the Company's interests in properties sold to Shoreham were $1,539,000 and oil and gas production revenues were $43,000 in fiscal 1998. These decreases were offset by increased revenues from offshore operations and higher volumes at Fort Cobb. Also, revenues on those joint venture interests acquired from Shoreham increased 34% in the first quarter of fiscal 1999 reflecting the Company's efforts to connect additional volumes and improve the profitability of these systems.

     Operating margins, that is, revenues less cost of gas purchased and operating expenses, decreased $406,900 in fiscal 1999 from the prior quarter. Operating margins from the joint ventures sold to Shoreham and the oil and gas properties were $420,000 in fiscal 1998. Operating margins on the properties retained by the Company increased slightly in fiscal 1999 reflecting management's attention to improving the margins on all of its gas gathering and transportation assets.

     General and administrative expenses increased $215,200 in the first quarter of fiscal 1999. During 1997, the Company changed its management philosophy and opted to terminate all of its joint venture arrangements and operate and manage its properties with company employees. In connection therewith, the Company hired operating management and support staff who manage the Company's operations from the office in Houston. This change in Company strategy added significant general and administrative costs. The cost of six additional personnel and the costs associated with opening a new office added $187,000 to general and administrative expenses. Legal fees and insurance also increased reflecting the costs associated with operation of properties.

     General and administrative expenses are expected to continue at the current level. However, the Company expects to continue to improve the profitability of its properties and is actively seeking to acquire or invest in new properties.

     The net loss for the quarter of $556,600 reflects the i) effect of the settlement with Shoreham and related sale of joint venture interests, ii) sale of the Castex LP partnership interest, and iii) higher general and administrative expenses to manage and operate properties and seek out additional investment opportunities. These negative effects were slightly offset by decreased depreciation expense, higher interest income and increased margins on properties retained by the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company substantially improved its financial condition with the completion of the Recapitalization in the first quarter of fiscal 1998. Monthly cash requirements of approximately $175,000 for preferred dividends were eliminated and total debt service reduced to $22,000 per month. The Company's debt to total capitalization is approximately 15% at May 31, 1998 which should provide opportunity for the Company to utilize conventional long-term financing to fund acquisitions or construction opportunities.

     The Company has in place an operating line of credit with a bank with maximum borrowings of up to $500,000. As of May 31, 1998 the amount available under this operating line was $490,000.

     The Company has cash and cash equivalents and a certificate of deposit totaling $2.3 million as of May 31, 1998. The Company also receives approximately $100,000 per month on the note receivable resulting from the Shoreham transaction. The Company experienced a deficit in cash flow from operations of $246,600 in the first quarter of fiscal 1999. However, the Company believes that the cash received on the note receivable will be sufficient to offset any deficits from cash generated from operations for the remainder of this fiscal year. The Company intends to use approximately $2.0 million of its cash to invest in acquisitions or capital expansion.

     The Company has retained the services of an investment banker with experience in helping growth-oriented companies in the oil and gas industry.
The investment advisor is expected to assist the Company in obtaining reasonably priced long-term debt or equity capital to finance its acquisition strategies.

FACTORS AFFECTING FUTURE RESULTS

     One of the principal objectives of the Recapitalization was to facilitate access to reasonably priced capital to enable the Company to build enhanced stockholder value through the execution of certain strategies. These strategies include, among other things, i) focusing on gathering, processing, transporting and marketing of natural gas, ii) expanding the Company's asset base in core geographic areas, iii) developing a niche that will create demand for our services, and iv) acquiring or constructing properties in one or more new core areas.

     The Company must provide services to its customers, primarily producers, at a competitive price. Therefore, in order to be successful the Company must contain its costs in line with industry competitors. The Company's access to reasonably priced long-term capital will have a significant effect on its ability to acquire additional properties to increase operating margins sufficiently to cover its fixed overhead costs. The Company believes that the Recapitalization, the retention of an investment advisor with experience in growing middle market oil and gas companies and experienced operating management will allow the Company to access capital and find properties which can provide attractive returns. However, there can be no assurance that the Company will be successful in this endeavor.

     The Company's ability to generate long-term value for the common stockholder is dependent upon the enhancement of its core assets and the successful acquisition of additional midstream assets. There are many companies participating in the midstream segment of the natural gas industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow.

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

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


          a)  Exhibits:

          11   Statement re Computation of Per Share Earnings. *

          21   Subsidiaries*

          27   Financial Data Schedule.*

_____________________________
*    Included in SEC 10-QSB filing only

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

                         GATEWAY ENERGY CORPORATION



                         ______/s/ Neil A. Fortkamp__________
                         Chief Financial Officer


____July 14, 1998____
(Date)

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MAY 31, 1998
(UNAUDITED)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $    925,700
  Certificate of deposit                                               1,370,100
  Trade accounts receivable                                              902,700
  Note receivable, current portion                                     1,070,900
  Inventories                                                            119,300
  Prepaid expenses and other assets                                      233,700
                                                                    ------------
      Total current assets                                             4,622,400
                                                                    ------------

PROPERTY AND EQUIPMENT, AT COST
  Gas gathering, processing and transportation                        10,021,300
  Equipment and office furniture                                         626,700
                                                                    ------------
                                                                      10,648,000
  Less accumulated depreciation and amortization                       2,085,600
                                                                    ------------
                                                                       8,562,400
                                                                    ------------
OTHER ASSETS
  Note receivable, less current portion                                  609,800
  Other                                                                  167,600
                                                                    ------------
                                                                         777,400
                                                                    ------------
                                                                     $13,962,200
                                                                    ------------
                                                                    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                      $    23,900
  Current maturities of long-term debt                                   673,200
  Accounts payable                                                     1,110,200
  Accrued expenses and other liabilities                                 241,100
                                                                    ------------
     Total current liabilities                                         2,048,400
                                                                    ------------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                1,164,400
                                                                    ------------

STOCKHOLDERS' EQUITY
  Common stock-  authorized, 17,500,000 shares
    of $.25 par value; issued and outstanding, 14,449,500 shares       3,612,400
  Additional paid-in capital                                          15,896,500
  Accumulated deficit                                                 (8,759,500)
                                                                    ------------
      Total stockholders' equity                                      10,749,400
                                                                    ------------
                                                                     $13,962,200
                                                                    ------------
                                                                    ------------

      The accompanying notes are an integral part of this statement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                       Three Months ended May 31
                                                       -------------------------
                                                          1998           1997
                                                       ----------     ----------
OPERATING REVENUES:
  Natural gas sales                                    $1,364,300     $2,625,800
  Transportation and processing                           167,200        333,600
  Other                                                    27,000         36,400
                                                       ----------     ----------
                                                        1,558,500      2,995,800
                                                       ----------     ----------

OPERATING COSTS AND EXPENSES:
  Cost of natural gas purchased                         1,093,900      1,826,600
  Operation and maintenance                               274,100        571,800
  Depreciation and amortization                           177,800        227,800
  General and administrative                              535,100        319,900
                                                       ----------     ----------
                                                        2,080,900      2,946,100
                                                       ----------     ----------
OPERATING PROFIT (LOSS)                                  (522,400)        49,700
                                                       ----------     ----------

OTHER INCOME (EXPENSE)
  Equity in earnings of partnership                          -            90,000
  Interest and other income                                79,600          6,400
  Interest expense                                       (112,800)       (82,700)
                                                       ----------     ----------
                                                          (33,200)        13,700
                                                       ----------     ----------
EARNINGS (LOSS) BEFORE INCOME TAXES                      (555,600)        63,400

  Income taxes                                              1,000          3,000
                                                       ----------     ----------
NET EARNINGS (LOSS)                                    $ (556,600)    $   60,400
                                                       ----------     ----------
                                                       ----------     ----------

BASIC AND DILUTED EARNINGS (LOSS)
   PER COMMON SHARE                                    $    (0.04)    $    0.004
                                                       ----------     ----------
                                                       ----------     ----------

      The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     Three Months Ended May 31
                                                                     --------------------------
                                                                         1998           1997
                                                                     -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                $  (556,600)     $  60,400
  Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in) operating activities-
  Equity in undistributed earnings of partnership                              -        (90,000)
  Depreciation and amortization                                          177,800        227,800
  Non-cash interest expense                                               54,000         31,000
  Other                                                                   (9,100)       (34,500)
  Changes in operating assets and liabilities-
    Trade accounts receivable                                              4,100        777,400
    Inventories                                                            2,400          1,000
    Prepaid expenses and other current assets                             69,100        (25,400)
    Accounts payable                                                      52,900       (599,800)
    Accrued expenses and other liabilities                               (41,200)       (56,800)
                                                                     -----------      ---------
         Net cash provided by(used in) operating activities             (246,600)       291,100
                                                                     -----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (305,000)      (125,200)
  Payments on notes receivable                                           558,800              -
  Decrease in certificate of deposit                                   1,379,900              -
  Other                                                                   15,300        (41,000)
                                                                     -----------      ---------
         Net cash provided by (used in) investing activities           1,649,000       (166,200)
                                                                     -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                               120,000        579,000
  Payments on borrowings                                              (1,036,500)      (779,200)
  Other                                                                     -            (2,000)
                                                                     -----------      ---------
         Net cash provided by (used in) financing activities            (916,500)      (202,200)
                                                                     -----------      ---------

Net change in cash and cash equivalents                                  485,900        (77,300)
Cash and cash equivalents at beginning of period                         439,800        329,500
                                                                     -----------      ---------

Cash and cash equivalents at end of period                           $   925,700      $ 252,200
                                                                     -----------      ---------
                                                                     -----------      ---------

      The accompanying notes are an intregal part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (1)  Principles of Consolidation and Nature of Business

     The accompanying consolidated financial statements have been prepared by the Company, without audit. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1998. Certain minor reclassifications to the May 31, 1997 statements have been made to conform with the May 31, 1998 presentation.

     The consolidated financial statements include the accounts of Gateway Energy Corporation ("GEC"), and all of its wholly-owned subsidiaries and joint venture investments. The Company's investments in its joint ventures are accounted for using the proportional consolidation method. All significant intercompany transactions have been eliminated in consolidation.

     The Company purchases, develops, owns, and operates natural gas gathering pipeline systems and processing plants and related facilities in the Gulf Coast and Southwestern states of Texas, Oklahoma and Louisiana, and in offshore Texas state waters. The Company also operates a natural gas distribution company in Oklahoma.

     (2)  Earnings Per Common Share

     In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, EARNINGS PER SHARE. Basic earnings per share is computed by dividing the net earnings or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares that were outstanding during the period. Potential dilutive common shares are not included in the computation of diluted earnings per share if they are anti-dilutive. For the three month periods ending May 31, 1998 and 1997, the diluted loss per common share is the same as basic since the effect of potentially dilutive common shares arising from convertible debt and outstanding stock options and warrants was anti-dilutive.

     The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share for the three month periods ended May 31, 1998 and 1997 were 14,454,700 and 14,059,400, respectively.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     (3)  Recapitalization

     Effective March 1, 1997 the Company's preferred stockholders approved the restructuring of all nine series of its preferred stock. As part of the restructuring the Company's common stockholders authorized a one for twenty-five reverse split and a reduction of authorized common shares from 75,000,000 to 17,500,000 (collectively the "Recapitalization").

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

     (4)  Notes Payable

     Notes payable consist of the following at May 31, 1998:

          Operating line of credit      $10,000
          Other                          13,900
                                        -------
                                        $23,900
                                        -------
                                        -------

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The Company's current operating line of credit provides for maximum available borrowings of $500,000 through August 1998. Interest is payable monthly at 6.7% per annum and principal is due on demand, or if no demand is made, at maturity. The line is collateralized by the Company's certificate of deposit.

     The Company used proceeds from the Certificate of Deposit to reduce the operating lines of credit and pay the note payable to bank which were outstanding at February 28, 1998.

     (5)  Long-term Debt

     Long-term debt at May 31, 1998 consists of the following:

               Promissory notes              $  595,500
               Subordinated notes             1,012,500
               Note payable to PCI              229,600
                                             ----------
                                              1,837,600
               Less current maturities          673,200
                                             ----------
                                             $1,164,400
                                             ----------
                                             ----------

     The original conversion privileges of the promissory notes allowed noteholders to convert at any time into common stock of the Company at a pre-reverse stock split price of $.40 per share. The promissory notes did not contain the customary anti-dilution language to effect a change in the conversion price in the case of stock splits, stock dividends or other capitalization changes. In 1997, certain noteholders tendered their promissory notes for conversion at $.40 per share. In lieu of conversion, the Company and the noteholders agreed at that time to i) a one year extension on the notes, and ii) a thirty day window for conversion in the event the Company called the promissory notes as consideration for the noteholders not converting their notes.

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

     The Company is continuing to negotiate with certain noteholders to resolve the conversion price disagreement. The final resolution of this dispute cannot be presently determined, however, it is not expected to have a material impact on the Company's results of operations or financial position.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     (6)  Supplemental Disclosures of Cash Flow Information

     Cash paid during the periods is as follows:

                                           Three Months Ended May 31
                                           -------------------------
                                               1998           1997
                                             -------        -------
     Interest                                $48,400        $66,600
     Income Taxes                             12,400         25,700

     (7)  Subsequent Event

     Effective July 1, 1998, the Company acquired all of the outstanding stock of Abtech Resources, Inc. ("Abtech") for 285,000 shares of common stock and $44,000 in cash. The majority of Abtech's outstanding stock is owned by the Company's president. The principal asset of Abtech is a License Agreement between Abtech and a company which owns a patented process for the extraction of nitrogen from natural gas. The License Agreement gives the Company the exclusive right to utilize this extraction process in the Permian Basin and for all coalbed methane or landfill gas in the continental United States.

     The Company intends to dedicate meaningful resources over the next several years to developing projects which involve high nitrogen natural gas. The Company is required to pay a license fee based upon throughput through each processing unit so long as there are any unexpired patents covering the extraction technology. There are also certain minimum installed capacity requirements which must be met in order to maintain the exclusive nature of the license.