Form 10QSB
period 1998-08-31
GATEWAY ENERGY CORP/NE
filed 1998-10-15
CIK 40194

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-QSB

               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  AUGUST 31, 1998

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

     As of September 30, 1998 the Issuer had 14,782,500 shares of its common stock outstanding.

     Transitional Small Business Disclosure Format:  Yes____ No___X___

                                  FORM 10-QSB

                                    PART  I

ITEM  1.  FINANCIAL STATEMENTS
                                                                         Page
          Unaudited Consolidated Balance Sheet
          as of August 31, 1998.                                          10

          Unaudited Consolidated Statements of Operations for
          the three months and six months ended August 31, 1998,
          and August 31, 1997.                                            11

          Unaudited Consolidated Statements of Cash Flows for
          the six months ended August 31, 1998, and August 31, 1997.      12

          Notes to Consolidated Financial Statements                      13

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

RESULTS OF OPERATIONS

     Comparisons between fiscal 1999 and fiscal 1998 are significantly affected by two major transactions. First, in September 1997, the Company reached agreement with Shoreham Pipeline Company ("Shoreham") to dissolve all of the joint ventures between the parties. The Company transferred its interests, ranging from 60% to 80%, in six joint ventures to Shoreham. The Company acquired Shoreham's interests, ranging from 5% to 20%, in nine joint ventures. The Company also acquired Shoreham's 20% minority interest in Gateway Offshore Pipeline Company and transferred an offshore system to Shoreham.

     Second, in September 1997, the Company sold its limited partnership interest in Castex LP and its other oil and gas producing properties. The proceeds received from the above transactions have been used to retire lines of credit, fund capital expenditures and invest in a certificate of deposit.

     The Henry Hub Index price for gas delivered in southern Louisiana averaged $2.11 in the second quarter of fiscal 1999, compared with $2.26 in the prior quarter and $1.93 in the same quarter of the prior year. Natural gas prices have remained firm in spite of the downward pressure on oil prices. Natural gas producers continue to exploit new drilling opportunities.

THREE MONTHS ENDED AUGUST 31, 1998 COMPARED TO AUGUST 31, 1997

     The following table sets forth information for the three months ended August 31, 1998 and 1997:

                                           1998        1997
                                           ----        ----
                                                     (restated)
     Operating Revenues                 $2,554,800  $ 3,481,400
     Operating Margin                      690,800      628,400
     Depreciation and Amortization         185,400      228,100
     General and Administrative            709,500      333,900
     Other Income (Expense)                 14,200     (300,100)
     Net Loss                             (222,700)    (245,500)

     Operating revenues declined $926,600 in the second quarter of fiscal 1999 from the same quarter of the prior year. Sales attributable to the Company's interests in properties sold to Shoreham were $1,814,400, and oil and gas production revenues were $60,000 in fiscal 1998. These decreases were partially offset by the startup of Gateway Energy Marketing, by higher volumes at Fort Cobb and increased revenues in offshore operations.

     Operating margins, that is revenues less cost of gas and operating expenses, increased $62,400 in fiscal 1999 over the same quarter of the prior year. Operating margins from the joint ventures sold to Shoreham and the oil and gas properties were $429,400 in fiscal 1998. That shortfall was more than made up by increased volumes at Fort Cobb, by the increased offshore activity and the startup of Gateway Energy Marketing. In fiscal 1999, the Company has primarily focused on enhancing and increasing the profitability of its existing systems.

     General and administrative expenses increased $375,600 in the second quarter of fiscal 1999 compared to the same quarter of the prior year. During 1997 the Company changed its management philosophy and opted to terminate all of its joint venture arrangements and operate and manage its properties with company employees. In connection therewith, the Company hired management and support staff who manage its operations from the office in Houston. This change in strategy added significant general and administrative costs, reflecting costs of additional personnel, office rent and telecommunications, legal fees and other office costs. The second quarter of fiscal 1999 includes $125,000 of costs expected to be incurred to effect a move of its corporate headquarters to Houston, Texas. These costs include expected employee severance payments and other moving expenses.

     General and administrative costs are expected to be approximately the same after the move because Houston staff will be added to replace most of the employees who opted not to move with the Company, and because office costs are expected to be relatively higher in the Houston, Texas metropolitan area compared with Omaha, Nebraska. However, the

Company expects to continue to improve the profitability of its current properties and is actively seeking to acquire or invest in new properties.

     Interest expense decreased $316,800 in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. Interest expense in fiscal 1998 includes $306,800 of interest expense related to changes to certain convertible promissory notes in August 1997.

     The increase in net loss for the quarter to $222,700 reflects (i) the effect of the fiscal 1998 settlement with Shoreham and related sale of joint venture interests, (ii) the fiscal 1998 sale of the Castex LP partnership interest, and (iii) higher general and administrative expenses to manage and operate properties, seek out additional investment opportunities and relocate the accounting, financial and administrative functions to Houston, Texas in fiscal 1999. These negative effects were partially offset by increased volumes and revenues at Fort Cobb and offshore properties and by decreased depreciation expense and higher interest income in fiscal 1999.

SIX MONTHS ENDED AUGUST 31, 1998 COMPARED TO AUGUST 31, 1997

     The following summary sets forth information for the six months ended August 31, 1998 and 1997:

                                           1998       1997
                                           ----       ----
                                                    (Restated)
     Operating Revenues                 $4,079,800  $6,477,300
     Operating Margin                      881,300   1,192,500
     Depreciation and Amortization         363,100     455,400
     General and Administrative          1,244,600     623,800
     Other Income (Expense)               (47,500)    (283,600)
     Net Loss                            (779,200)    (185,100)

     Operating revenues declined $2,397,500 in the six months ended August 31, 1998 from the same period of the prior year. Sales attributable to the Company's interests in properties sold to Shoreham accounted for $3,353,900 of the revenues in the fiscal 1998 period, and oil and gas production revenues were $102,700. These decreases were partially offset by the startup of Gateway Energy Marketing, by higher volumes at Fort Cobb and increased revenues from offshore operations.

     Operating margins, that is revenues less cost of gas and operating expenses, decreased $311,200 in the first half of fiscal 1999 over the same period of the prior year. Operating margins from the joint ventures sold to Shoreham and the oil and gas properties totaled $849,800 in the fiscal 1998 period. That shortfall was largely made up by increased volumes at Fort Cobb, by increased offshore activity and the startup of Gateway Energy Marketing. In fiscal 1999, the Company has primarily focused on enhancing the profitabilty of its existing systems.

     General and administrative expenses increased $620,800 in the six months ended August 31, 1998 compared to the same period of the prior year. During 1997 the Company changed its management philosophy and opted to terminate all of its joint venture arrangements and operate and manage its properties with company employees. In connection therewith, the Company hired management and support staff who manage its operations from the office in Houston. This change in strategy added significant general and administrative costs, reflecting costs of additional personnel, office rent and telecommunications, legal fees and other office costs. Fiscal 1999 includes $125,000 of costs expected to be incurred to effect a move of its corporate headquarters to Houston, Texas. These costs include expected employee severance payments and other moving expenses.

     General and administrative costs are expected to continue at approximately their current level because Houston staff will be added to replace most of the employees who opted not to move with the Company, and because office costs are expected to be relatively higher in the Houston, Texas metropolitan area compared with Omaha, Nebraska. However, the Company expects to continue to improve the profitability of its current properties and is actively seeking to acquire or invest in new properties.

     Interest expense decreased $286,800 in the first half of fiscal 1999 compared to the first half of fiscal 1998. Interest expense in fiscal 1998 includes $306,800 of interest expense related to changes to certain convertible promissory notes in August 1997.

     The increase in net loss for in the six months ended August 31, 1998 to $779,200 reflect (i) the effect of the fiscal 1998 settlement with Shoreham and related sale of joint venture interests, (ii) the fiscal 1998 sale of the Castex LP partnership interest, and (iii) higher general and administrative expenses to manage and operate properties, seek out additional investment opportunities and relocate the accounting, financial and administrative functions to Houston, Texas in fiscal 1999. These negative effects were partially offset by decreased depreciation expense and higher interest income in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company substantially improved its financial condition with the completion of the Recapitalization in the first quarter of fiscal 1998. Monthly cash requirements of approximately $175,000 for preferred dividends were eliminated and total debt service reduced to $22,000 per month. The Company's debt to total capitalization is approximately 15% at August 31, 1998 which should provide opportunity for the Company to utilize conventional long-term financing to fund acquisitions or construction opportunities.

     The Company has in place an operating line of credit with a bank with maximum borrowings of up to $500,000. As of August 31, 1998 the amount available under this operating line was $480,700.

     The Company has cash and cash equivalents and a certificate of deposit totaling $1.7 million as of August 31, 1998. The Company experienced a deficit in cash flow from operating activities of $723,000 in the first half of fiscal 1999. Management has reached an agreement with certain promissory convertible noteholders and will pay noteholders principal and accrued interest of approximately $550,000 in October 1998.

     As a result of the September 1997 Settlement Agreement the Company has a receivable from Shoreham in the amount of $1,603,100. Shoreham has defaulted on this obligation, and the Company is pursuing all legal remedies available to compel Shoreham to resume payments on the receivable. Management believes it will be successful; however, the Company and Shoreham are in the early stages of resolving these matters.

FACTORS AFFECTING FUTURE RESULTS

     One of the principal objectives of the Recapitalization was to facilitate access to reasonably priced capital to enable the Company to enhance stockholder value through the execution of certain strategies. These strategies include, among other things, i) focusing on gathering, processing, transporting and marketing of natural gas, ii) expanding the Company's asset base in core geographic areas, iii) developing a niche that will create demand for our services, and iv) acquiring or constructing properties in one or more new core areas.

     The Company must provide services to its customers, primarily producers, at a competitive price. Therefore, in order to be successful the Company must contain its costs in line with industry competitors. The Company's access to reasonably priced long-term capital will have a significant effect on its ability to acquire additional properties to increase operating margins sufficiently to cover its fixed overhead costs. The Company believes that the Recapitalization, cash reserves and experienced operating management will allow the Company to access capital and find properties which can provide attractive returns. However, there can be no assurance that the Company will be successful in this endeavor.

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

     The Company's revenues, particularly in its retail operations, are also affected by weather. Much of the retail demand is for crop irrigation and drying. Heavy precipitation in the growing season and hot, dry weather in the fall can significantly reduce demand for natural gas.

                                    PART II


ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS

            a) Annual Meeting held July 16, 1998.

            b) The following directors were elected at the Annual Meeting and comprise all of the directors of the Company.

                    D. L. Anderson           E. P. Hoffman
                    J. B. Ewing              C. A. Holtgraves
                    M. T. Fadden             G. A. McConnell
                    N. A. Fortkamp           N. J. Pilger
                    L. J. Horbach            A. Yeddis

            c) The following table sets forth the matters voted upon at the meeting.

                                          Votes For   Votes Against   Abstaining
                                          ---------   -------------   ----------
             i)  Approve the adoption
                 of the Company's 1998
                 Stock Option Plan        8,193,300      958,000        577,100

             ii) Ratify appointment of
                 Grant Thornton LLP
                 as independent public
                 accountants.             9,037,200      175,200        216,000

                                           Votes For     Votes Against
                                           ---------     -------------
             iii) Elect the following
                  nominated directors
                    D. L. Anderson         8,896,600        531,800
                    J. B. Ewing            8,910,800        517,500
                    M. T. Fadden           8,910,800        517,500
                    N. A. Fortkamp         8,896,600        531,800
                    L. J. Horbach          8,888,700        539,700
                    E. P. Hoffman          8,910,800        517,500
                    C. A. Holtgraves       8,910,800        517,500
                    G. A. McConnell        8,910,800        517,500
                    N. J. Pilger           8,910,800        517,500
                    A. Yeddis              8,910,800        517,500

ITEM 5.   OTHER INFORMATION

          The Company has elected to move its accounting, financial and administrative functions to its operating headquarters in Houston, Texas from their current location in Omaha, Nebraska. The combination of these functions with operations is expected to improve the efficiency and communications between these areas.

          The relocation is estimated to cost approximately $125,000 including severance pay for employees not relocating to Houston, moving costs, lease termination costs and other miscellaneous expenses. A reserve for this amount has been charged against operations for the three month period ended August 31, 1998. Personnel and other costs are expected to be approximately the same after the relocation to Houston.

          The Office of the Chairman will remain in Omaha.

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


                         GATEWAY ENERGY CORPORATION



                         ______/s/ Neil A. Fortkamp__________
                         Executive Vice President and Treasurer


____October 15, 1998____
(Date)

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AUGUST  31, 1998
(UNAUDITED)

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                        $   306,600
 Certificate of deposit                             1,400,000
 Trade accounts receivable                          1,373,600
 Note receivable, current portion                   1,110,600
 Inventories                                           98,500
 Prepaid expenses and other assets                    273,500
                                                  -----------
     Total current assets                           4,562,800
                                                  -----------

PROPERTY AND EQUIPMENT, AT COST
 Gas gathering, processing and transportation      10,101,500
 Equipment and office furniture                       650,800
                                                  -----------
                                                   10,752,300
 Less accumulated depreciation and amortization     2,267,300
                                                  -----------
                                                    8,485,000
                                                  -----------

OTHER ASSETS
 Note receivable, less current portion                482,500
 Other                                                386,800
                                                  -----------
                                                      869,300
                                                  -----------
                                                  $13,917,100
                                                  -----------
                                                  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                 $      22,900
  Current maturities of long-term debt                664,500
  Accounts payable                                  1,089,000
  Accrued expenses and other liabilities              260,500
                                                  -----------
            Total current liabilities               2,036,900
                                                  -----------

LONG-TERM DEBT, LESS CURRENT MATURITIES             1,144,300

STOCKHOLDERS' EQUITY
  Common stock-  authorized, 17,500,000 shares
    of $.25 par value; issued and outstanding,
    14,782,500 shares                               3,695,700
  Additional paid-in capital                       16,022,400
  Accumulated deficit                              (8,982,200)
                                                  -----------
  Total stockholders' equity                       10,735,900
                                                  -----------
                                                  $13,917,100
                                                  -----------
                                                  -----------

        The accompanying notes are an integral part of this statement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                           Three Months Ended           Six Months Ended
                                               August 31                     August 31
                                       ------------------------      ------------------------
                                          1998           1997           1998           1997
                                          ----           ----           ----           ----
                                                      (Restated)                    (Restated)
OPERATING REVENUES:
 Natural gas sales                     $2,166,900     $3,150,900     $3,497,700     $5,776,600
 Transportation and processing            361,500        168,600        528,800        351,200
 Other                                     26,400        161,900         53,300        349,500
                                       ----------     ----------     ----------     ----------
                                        2,554,800      3,481,400      4,079,800      6,477,300
                                       ----------     ----------     ----------     ----------

OPERATING COSTS AND EXPENSES:
 Cost of natural gas purchased          1,535,600      2,163,900      2,596,000      3,972,000
 Operation and maintenance                328,400        689,100        602,500      1,312,800
 Depreciation and amortization            185,400        228,100        363,100        455,400
 General and administrative               709,500        333,900      1,244,600        623,800
                                       ----------     ----------     ----------     ----------
                                        2,758,900      3,415,000      4,806,200      6,364,000
                                       ----------     ----------     ----------     ----------
OPERATING PROFIT (LOSS)                  (204,100)        66,400       (726,400)       113,300

OTHER INCOME (EXPENSE)
  Equity in earnings of partnership             -         90,000              -        180,000
  Interest and other income                71,200         12,100        150,700         21,400
  Interest expense                        (85,400)      (402,200)      (198,200)      (485,000)
                                       ----------     ----------     ----------     ----------
                                          (14,200)      (300,100)       (47,500)      (283,600)
                                       ----------     ----------     ----------     ----------
LOSS BEFORE INCOME
  TAXES                                  (218,300)      (233,700)      (773,900)      (170,300)

  Income taxes                              4,400         11,800          5,300         14,800
                                       ----------     ----------     ----------     ----------
NET LOSS                               $ (222,700)    $ (245,500)    $ (779,200)    $ (185,100)
                                       ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------

BASIC AND DILUTED LOSS
   PER COMMON SHARE                      $  (.02)       $  (.02)       $  (.05)       $  (.01)
                                       ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------

       The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                       Six Months Ended August 31
                                                       --------------------------
                                                          1997          1998
                                                          ----          ----
                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $ (779,200)    $ (185,100)
  Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities-
  Equity in undistributed earnings of partnership               -       (167,000)
  Depreciation and amortization                           363,100        455,400
  Non-cash expenses                                       108,200        359,500
  Other                                                    (8,000)       (11,100)
  Changes in operating assets and liabilities-
    Trade accounts receivable                            (466,800)       182,400
    Inventories                                            23,200        (28,300)
    Prepaid expenses and other current assets             (12,700)      (279,800)
    Accounts payable                                       31,700       (295,600)
    Accrued expenses and other liabilities                 16,900        325,100
                                                       ----------     ----------
         Net cash provided by (used in) operating
          activities                                     (723,600)       355,500
                                                       ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                    (408,700)      (151,700)
 Acquisition of business                                  (44,000)             -
 Payments on notes receivable                             646,400              -
 Net decrease in certificate of deposit                 1,350,000              -
 Other                                                          -        (43,000)
                                                       ----------     ----------
         Net cash provided by (used in) investing
          activities                                    1,543,700       (194,700)
                                                       ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                341,300        989,000
  Payments on borrowings                               (1,294,600)    (1,266,800)
  Other                                                         -        (16,700)
                                                       ----------     ----------
 Net cash used in financing activities                   (953,300)      (294,500)
                                                       ----------     ----------

Net change in cash and cash equivalents                  (133,200)      (133,700)
Cash and cash equivalents at beginning of period          439,800        329,500
                                                       ----------     ----------
Cash and cash equivalents at end of period             $  306,600     $  195,800
                                                       ----------     ----------
                                                       ----------     ----------

       The accompanying notes are an intregal part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (1)  Principles of Consolidation and Nature of Business

     The accompanying consolidated financial statements have been prepared by the Company, without audit. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1998. Certain minor reclassifications to the August 31, 1997 statements have been made to conform with the August 31, 1998 presentation. The Company also restated the Statement of Operations and Statement of Cash Flows for the three month and six month periods ended August 31, 1997 (see also Note 6).

     The consolidated financial statements include the accounts of Gateway Energy Corporation ("GEC"), and all of its wholly-owned subsidiaries and joint venture investments. The Company's investments in its joint ventures are accounted for using the proportional consolidation method. All significant intercompany transactions have been eliminated in consolidation.

     The Company purchases, develops, owns, and operates natural gas gathering and pipeline systems and processing plants and related facilities in the Gulf Coast and Southwestern states of Texas, Oklahoma and Louisiana, and in offshore Texas state waters. The Company also operates a natural gas distribution company in Oklahoma.

     (2)  Earnings Per Common Share

     In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, EARNINGS PER SHARE. Basic earnings per share is computed by dividing the net earnings or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares that were outstanding during the period. Potential dilutive common shares are not included in the computation of diluted earnings per share if they are anti-dilutive. For the three month and six month periods ended May 31, 1998 and 1997, the diluted loss per common share is the same as basic since the effect of potentially dilutive common shares arising from convertible debt and outstanding stock options and warrants was anti-dilutive.

     The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share for the three month periods ended August 31, 1998 and 1997 and the six month periods ended August 31, 1998 and 1997 were 14,659,800, 14,337,400, 14,557,300 and 14,198,400 respectively.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     (3)  Notes Payable

     Notes payable consists of the following at August 31, 1998:

          Operating line of credit                    $19,300
          Other                                         3,600
                                                      -------
                                                      $22,900
                                                      -------
                                                      -------

     The Company's current operating line of credit provides for maximum available borrowings of $500,000 through February 27, 1999. Interest is payable monthly at 6.4% per annum and principal is due on demand, or if no demand is made, at maturity. The line is collateralized by the Company's certificate of deposit.

     (4)  Long-term Debt

     Long-term debt at August 31, 1998 consists of the following:

               Convertible promissory notes        $  585,400
               Subordinated notes                   1,019,400
               Note payable to PCI                    204,000
                                                   ----------
                                                    1,808,800
               Less current maturities               664,500
                                                   ----------
                                                   $1,144,300
                                                   ----------
                                                   ----------

     The original conversion privileges of substantially all of the promissory notes allowed noteholders to convert into common stock of the Company at a pre-reverse stock split price of $.40 per share. The promissory notes inadvertently did not contain the customary anti-dilution language to effect a change in the conversion price in the case of stock splits, stock dividends or other capitalization changes. In 1997, certain noteholders tendered their promissory notes for conversion at $.40 per share. In lieu of conversion, the Company and the noteholders agreed to i) a one year extension on the notes, and ii) a thirty day window for conversion in the event the Company called the promissory notes as consideration for the noteholders not converting their notes at that time.

     The Company and the Noteholders disagreed as to the proper conversion price per share after giving effect to the one for twenty-five reverse split.

     In October 1998, the Company and the noteholders reached an agreement whereby the Company would exchange the convertible promissory notes for cash equal to the principal and accrued interest through October 15, 1998 and 210,000 shares of common stock. In addition, certain noteholders agreed to cancel a Subscription Agreement with attached Stock Purchase Rights and to reduce warrants issued to the noteholders from 200,000 to 40,000. The value of the cash and common stock was equal to the fair market value of the convertible

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

promissory notes at the date of exchange; therefore no charges will be included in the statements of operations for this exchange.

      (5) Note Receivable

     In September 1997, the Company entered into a Settlement Agreement with Shoreham Pipeline Company ("Shoreham") to dissolve all of the joint ventures between the Company and Shoreham and to settle litigation between the parties. The Settlement Agreement provided that the Company would receive $540,000 in cash, a note receivable of $2,160,000 and Shoreham's minority interest in certain joint ventures in exchange for the Company's interest in other joint ventures. The note receivable is without collateral and is due in twenty-four monthly installments beginning December 1, 1997. Shoreham was to complete the final accounting for all the Joint ventures for June, July and August 1997 and make cash distributions as appropriate.

     The Company performed an audit of the final cash distributions from Shoreham in April 1998 and believes that cash distributions to the Company for June, July and August 1997 were substantially understated. The Company has initiated legal proceedings to collect the remaining distributions to which it is entitled.

     Beginning July 1, Shoreham defaulted on the payments required under the Settlement Agreement. The Company is pursuing all legal remedies available to compel Shoreham to resume payments. Mediation between the parties regarding disputed distributions and Shoreham's default is scheduled for October 27, 1998. Management believes it will be successful and thus has not recorded a reserve against the receivable. However, the Company and Shoreham are in the early stages of resolving these matters.

     (6)   Restatement of August 31, 1997 Statement of Operations

     The financial statements as of August 31, 1997, and for the three month and six month periods then ended have been restated to reflect an adjustment for the cost of amending certain convertible promissory notes effective August 22, 1997. The adjustment increased interest expense by $306,800 and reduced earnings per share by $.02 for the three month and six month periods ended August 31, 1997.

     As more fully described in Note 4, certain convertible promissory notes did not contain the customary anti-dilution language. In the fourth quarter of fiscal 1998, pursuant to the agreement reached in August 1997, the Company recognized a charge to interest expense that reflected the difference between the $.40 per share conversion price and the market value of the Company's common stock in August 1997.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     (7)  Acquisitions

     Effective July 1, 1998, the Company acquired all of the outstanding stock of Abtech Resources, Inc. ("Abtech") for $44,000 in cash and 285,000 shares of common stock. The majority of Abtech's outstanding stock was owned by the Company's current chief executive officer.

     The acquisition was accounted for as a purchase and the purchase price was allocated to Abtech's principal asset. Abtech's principal asset is a License Agreement between Abtech and a company which owns a patented process for the rejection of nitrogen from natural gas. The License Agreement gives the Company the exclusive right to utilize this rejection process for conventional natural gas in the Permian Basin and for all coalbed methane or landfill gas in the continental United States.

     The Company is required to pay a license fee based upon throughput through each processing unit so long as there are any unexpired patents covering the rejection technology. The Company must have installed or have commitments to install processing units with a stated minimum capacity as of December 31, 2002, to maintain the exclusive rights to the process.

  (8)     Supplemental Disclosures of Cash Flow Information

          Cash paid during the periods is as follows:

                                       Six Months Ended August 31
                                       --------------------------
                                           1998        1997
                                           ----        ----
          Interest                       $117,600    $125,400
          Income taxes                     12,400      94,500

     In July 1998, the Company issued 48,000 shares of common stock to its directors as part of their annual compensation.

     In August 1998, the Company issued 285,000 shares of common stock to acquire Abtech Resources, Inc.