Form 10QSB
period 1998-11-30
GATEWAY ENERGY CORP/NE
filed 1999-01-14
CIK 40194

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-QSB

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 1998

  [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from
                            __________to __________

                     Commission File No.   1-4766
                                        ------------


                         GATEWAY ENERGY CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                 Delaware                             44-0651207
     -------------------------------    ------------------------------------
     (State or other jurisdiction of    (IRS Employer Identification Number)
      incorporation or organization)

                        500 Dallas Street, Suite 2615
                              Houston, TX  77002
                   (Address of principal executive offices)

     Issuer's telephone number :  (713) 336-0844


     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     As of January 12, 1999, the Issuer had 15,242,532 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes _____ No __X__

                                 FORM 10-QSB

                                   PART  I

ITEM  1.  FINANCIAL STATEMENTS

                                                                         Page
          Unaudited Consolidated Balance Sheet
          as of November 30, 1998.                                         10

          Unaudited Consolidated Statements of Operations for
          the three months and nine months ended November 30, 1998,
          and November 30, 1997.                                           11

          Unaudited Consolidated Statements of Cash Flows for
          the nine months ended November 30, 1998,
          and November 30, 1997.                                           12

          Notes to Consolidated Financial Statements                       13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following management's discussion and analysis contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document as a result of the risk factors set forth below in the section entitled FACTORS AFFECTING FUTURE RESULTS and elsewhere in this document.

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

     Second, in September 1997, the Company sold its limited partnership interest in Castex LP and other oil and gas producing properties. The proceeds received from the above transactions have been used to retire lines of credit, fund capital expenditures and invest in a certificate of deposit.

     The Henry Hub Index price for gas delivered in southern Louisiana averaged $1.94 in the third quarter of fiscal 1999, compared with $2.11 in the prior quarter and $2.81 in the same quarter of the prior year. Natural gas prices have remained firm in spite of the downward pressure on oil prices. Natural gas producers continue to exploit new drilling opportunities.

THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO NOVEMBER 30, 1997

     The following table sets forth information for the three months ended November 30, 1998 and 1997:

                                                  1998              1997
                                                  ----              ----
      Operating revenues                       $1,983,845        $2,480,377
      Operating margins                           441,344           198,077
      Depreciation and amortization               185,693           124,300
      General and administrative                1,135,401           449,400
      Other income (expense)                      (63,197)          441,923
      Net income (loss)                          (950,572)           62,700

     Operating revenues declined $496,532 in the third quarter of fiscal 1999 from the same quarter of the prior year. The impact of the decline in sales prices was partially offset by the startup of Gateway Energy Marketing, increased revenues from the Company's offshore operations, and by enhancements made during the current period to certain pipeline system facilities and marketing arrangements.

     Operating margins, that is revenues less the cost of gas and operating expenses, increased $243,267 in fiscal 1999 over the same quarter of the prior year. In fiscal 1999, the Company continues to focus on enhancing the profitability of its existing systems by reviewing and renegotiating marketing contracts, when appropriate, and controlling operating and maintenance costs through internal, rather than third-party, management.

     General and administrative expenses increased $686,001 in the third quarter of fiscal 1999 compared to the same quarter of the prior year. As more fully described in Note 5 to the accompanying financial statements, the Company and Shoreham resolved certain legal disputes through mediation in November 1998. The resolution of these disputes resulted in $466,470 of charges for the write-off of amounts receivable from Shoreham, plus $76,538 in related legal fees.

     As a result of the dissolution of the joint ventures with Shoreham in September 1997, the Company also hired management and support staff who manage its operations from the office in Houston. This change in strategy added significant general and administrative costs, reflecting costs of additional personnel, office rent and telecommunications, legal fees and other office costs. However, the Company expects to continue to improve the profitability of its current properties and is actively seeking to acquire or invest in new properties.

     During the third quarter of fiscal 1999 the Company moved its corporate headquarters to Houston, Texas, and maintained both the Houston and Omaha offices and staff for the entire third quarter in order to provide a smooth transition. Accordingly, the current quarter general and administrative expense includes approximately $72,653 in nonrecurring costs. Going forward, general and administrative expenses are expected to be approximately the same as before the move, excluding the costs of the Shoreham mediation settlement and other nonrecurring costs.

     Other income (expense) for the third quarter decreased $505,120 from the same period of the prior year. The fiscal 1998 total includes gain on the sale of certain partnership and joint venture properties of $308,700, plus equity in Castex LP earnings of $127,223. Interest income also declined between the two periods, reflecting the lower current period certificate of deposit balance, and a $34,451 write-off of interest income previously recognized on the Shoreham note receivable.

     The increase in net loss for the quarter of $1,013,272 mainly reflects:
(i) the effects of the fiscal 1999 mediation settlement with Shoreham and related legal and other costs; (ii) the fiscal 1998 sale of certain joint venture and partnership interests, and; (iii) higher general and administrative expenses, and; (iv) substantial costs incurred to rehabilitate several systems. The impact of the items listed above was partially offset by enhancements to pipeline systems and renegotiated marketing arrangements.

NINE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO NOVEMBER 30, 1997

     The following table sets forth information for the nine months ended November 30, 1998 and 1997:

                                                 1998              1997
                                                 ----              ----
                                                                (Restated)
      Operating revenues                      $6,063,652        $8,957,740
      Operating margins                        1,322,652         1,387,840
      Depreciation and amortization              548,812           579,600
      General and administrative               2,380,031         1,070,600
      Other income (expense)                    (110,731)          158,360
      Net loss                                (1,729,819)         (122,400)

     Operating revenues declined $2,894,088 in the nine months ended November 30, 1998 from the same period of the prior year. Sales attributable to the Company's interests in properties conveyed to Shoreham accounted for $3,369,076 of the revenues in the fiscal 1998 period, and oil and gas production revenues were $102,742. These decreases were partially offset by the startup of Gateway Energy Marketing, by higher volumes at Fort Cobb and increased revenues from offshore operations.

     Operating margins, that is revenues less cost of gas and operating expenses, decreased $65,188 in the first nine months of fiscal 1999 compared to the same period of the prior year. Operating margins from the joint ventures conveyed to Shoreham and the oil and gas properties totaled $876,989 in the fiscal 1998 period. That shortfall was partially made up by increased volumes at Fort Cobb, increased offshore activity and the startup of Gateway Energy Marketing. In fiscal 1999 the Company has primarily focused on enhancing the profitability of its existing systems.

     General and administrative expenses increased $1,309,431 in the nine months ended November 30, 1998 compared to the same period of the prior year, and include $466,470 of charges for the write-off of amounts receivable from Shoreham, plus $80,140 in related legal fees from the Shoreham mediation settlement in November 1998.

     As a result of the dissolution of the joint ventures with Shoreham in September 1997, the Company also hired management and support staff who manage its operations from the office in Houston. This change in strategy added significant general and administrative costs, reflecting costs of additional personnel, office rent and telecommunications, legal fees and other office costs. However, the Company expects to continue to improve the profitability of its current properties and is actively seeking to acquire or invest in new properties.

     During the nine months ended November 30, 1998, the Company moved its corporate headquarters to Houston, Texas, and maintained both the Houston and Omaha offices and staff for the entire third quarter in order to provide a smooth transition. Accordingly, general and administrative expense for the nine-month period includes $197,653 in nonrecurring costs, exclusive of the Shoreham costs, which includes the costs of maintaining both offices, employee severance and other moving costs. Going forward, general and administrative expenses are expected to be approximately the same as before the move, excluding the costs of the Shoreham mediation settlement and other nonrecurring costs.

     Other income (expense) for the nine months ended November 30, 1998 decreased $269,091 from the same period of the prior year. The fiscal 1998 total includes gain on the sale of certain partnership and joint venture properties of $308,700, plus equity in Castex LP earnings of $307,260. Other income (expense) for the current period includes $34,451 for the write-off of interest income previously recognized on the Shoreham note receivable, and the fiscal 1998 total includes a $306,800 charge related to changes in certain of the Company's convertible promissory notes, which is discussed more fully in Note 7.

     The increase in the net loss for the nine months ended November 30, 1998 of $1,607,418 mainly reflects: (i) the fiscal 1998 sale of certain joint venture and partnership interests; (ii) the effects of the fiscal 1999 mediation settlement with Shoreham and related legal and other costs, and;
(iii) higher general and administrative expenses required to effectively manage and enhance the Company's properties and seek out additional investment opportunities. The impact of the items listed above was partially offset by enhancements to pipeline systems, renegotiated marketing arrangements, increased volumes at Fort Cobb, by increased offshore activity and the startup of Gateway Energy Marketing.

LIQUIDITY AND CAPITAL RESOURCES

     The Company substantially improved its financial condition with the completion of the Recapitalization in the first quarter of fiscal 1998. Monthly cash requirements of approximately $175,000 for preferred dividends were eliminated and total debt service reduced to $22,000 per month. The Company's long-term debt to total capitalization is approximately 10% at November 30, 1998 which should provide opportunity for the Company to utilize conventional long-term financing to fund acquisitions or construction opportunities.

     The Company experienced a deficit in cash flow from operating activities of $850,363 during the first nine months of fiscal 1999, but has cash and cash equivalents plus a certificate of deposit totaling $1,864,236 as of November 30, 1998. Additionally, the Company has in place an operating line of credit with a bank for maximum borrowings of up to $500,000. As of November 30, 1998 the amount available under this operating line was $103,455. The outstanding balance was repaid during the first week of December with proceeds from the mediation settlement.

     Absent acquisitions, the Company will continue to fund its operations through internally generated funds and available cash and the certificate of deposit. The company believes its cash flows from operations and available cash and the certificate of deposit will be sufficient to fund its ongoing operations for the foreseeable future. Any significant property acquisitions will require outside project financing.

FACTORS AFFECTING FUTURE RESULTS

     One of the principal objectives of the Recapitalization was to facilitate access to reasonably priced capital to enable the Company to enhance stockholder value through the execution of certain strategies. These strategies include, among other things: (i) focusing on gathering, processing, transporting and marketing of natural gas; (ii) expanding the Company's asset base in core geographic areas; (iii) developing a niche that will create demand for our services, and; (iv) acquiring or constructing properties in one or more new core areas.

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

YEAR 2000 ISSUES

     The Year 2000 issue refers to the inability of computers, software or embedded microchips to reliably recognize, process and retain dates subsequent to December 31, 1999. The Company is assessing its risks of business disruption from the Year 2000 issue and has determined the following:

     - The Company's systems are not now fully compliant, but are currently being updated and will be made fully compliant before March 31, 1999.

     -    The costs to address remaining Year 2000 issues are nominal.

     - The assessment of the risk to the Company due to the lack of preparedness of its business partners is being performed through the use of Year 2000 preparedness surveys. This evaluation is still in progress.

The Company does not believe that its state of preparedness, or that of its business partners, will have a material effect on its operations.

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

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               a)  Exhibits:

               11   Statement re Computation of Per Share Earnings. *

               21   Subsidiaries*

               27   Financial Data Schedule.*

               b)   Reports on Form 8-K:

                    November 24, 1998 - Mediation Settlement with Shoreham Pipeline Company

--------------------------------------
* Included in SEC 10-QSB filing only

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GATEWAY ENERGY CORPORATION



                                               /s/ Scott D. Heflin
                                       -------------------------------------
                                       Chief Financial Officer and Treasurer


      January 14, 1999
---------------------------
(Date)

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 1998
(unaudited)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $   848,335
  Certificate of deposit                                             1,015,901
  Trade accounts receivable                                          1,175,231
  Note receivable, current portion                                      91,667
  Inventories                                                           84,218
  Prepaid expenses and other assets                                    322,194
                                                                   -----------
      Total current assets                                           3,537,546
                                                                   -----------

PROPERTY AND EQUIPMENT, AT COST
  Gas gathering, processing and transportation                      10,364,013
  Equipment and office furniture                                       670,100
                                                                   -----------
                                                                    11,034,113
  Less accumulated depreciation and amortization                    (2,442,491)
                                                                   -----------
                                                                     8,591,622
                                                                   -----------
OTHER ASSETS
  Note receivable, less current portion                                308,333
  Other                                                                382,431
                                                                   -----------
                                                                       690,764
                                                                   -----------
                                                                   $12,819,932
                                                                   -----------
                                                                   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                    $   396,545
  Current maturities of long-term debt                                 129,184
  Accounts payable                                                   1,029,561
  Accrued expenses and other liabilities                               341,762
                                                                   -----------
      Total current liabilities                                      1,897,052
                                                                   -----------
Long-term Debt, less current maturities                              1,075,085
                                                                   -----------
STOCKHOLDERS' EQUITY
  Common stock - $0.25 par value; 17,500,000 shares
    authorized; 15,242,532 shares issued and outstanding             3,810,633
  Additional paid-in capital                                        15,969,925
  Accumulated deficit                                               (9,932,763)
                                                                   -----------
                                                                     9,847,795
                                                                   -----------
                                                                   $12,819,932
                                                                   -----------
                                                                   -----------

          The accompanying notes are an integral part of this statement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   NOVEMBER 30,                  NOVEMBER 30,
                                             -------------------------   -------------------------
                                                1998          1997           1998          1997
                                             ----------    ----------    -----------    ----------
OPERATING REVENUES:                                                                     (Restated)
  Natural gas sales                          $1,589,893    $2,306,800    $ 5,087,566    $8,083,400
  Transportation and processing                 307,160       147,200        835,928       498,500
  Other                                          86,792        26,377        140,158       375,840
                                             ----------    ----------    -----------    ----------
                                              1,983,845     2,480,377      6,063,652     8,957,740
                                             ----------    ----------    -----------    ----------
OPERATING COSTS AND EXPENSES:
  Cost of natural gas purchased               1,159,828     1,811,700      3,767,489     5,783,700
  Operation and maintenance                     382,673       470,600        973,511     1,786,200
  Depreciation and amortization                 185,693       124,300        548,812       579,600
  General and administrative                  1,135,401       449,400      2,380,031     1,070,600
                                             ----------    ----------    -----------    ----------
                                              2,863,595     2,856,000      7,669,843     9,220,100
                                             ----------    ----------    -----------    ----------
OPERATING LOSS                                 (879,750)     (375,623)    (1,606,191)     (262,360)

OTHER INCOME (EXPENSE)
  Equity in earnings of partnership                -          127,223           -          307,260
  Interest and other income                      16,793        96,600        125,037       105,700
  Interest expense                              (92,382)      (87,700)      (256,157)     (572,700)
  Other                                          12,392        (2,900)        20,389         9,400
  Gain (loss) on disposal of assets                -          308,700           -          308,700
                                             ----------    ----------    -----------    ----------
                                                (63,197)      441,923       (110,731)      158,360
                                             ----------    ----------    -----------    ----------
EARNINGS (LOSS) BEFORE INCOME
  TAXES                                        (942,947)       66,300     (1,716,922)     (104,000)

    Income taxes                                  7,625         3,600         12,897        18,400
                                             ----------    ----------    -----------    ----------
  NET EARNINGS (loss)                        $ (950,572)   $   62,700    $(1,729,819)   $ (122,400)
                                             ----------    ----------    -----------    ----------
                                             ----------    ----------    -----------    ----------
BASIC AND DILUTED EARNINGS (LOSS)
   PER COMMON SHARE                          $    (0.06)   $     0.01    $     (0.12)   $    (0.01)
                                             ----------    ----------    -----------    ----------
                                             ----------    ----------    -----------    ----------

          The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                   NINE MONTHS ENDED NOVEMBER 30,
                                                                   ------------------------------
                                                                         1998            1997
                                                                         ----            ----
                                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $(1,729,819)    $ (122,400)
  Adjustments to reconcile net loss
     to net cash provided by operating activities-
  Equity in undistributed earnings of partnership                              -       (383,900)
  Distributions from partnerships                                              -         83,700
  Depreciation, depletion and amortization                               548,812        579,600
  (Gain) on disposal of assets                                                 -       (308,700)
  Non-cash expenses                                                      601,721        370,200
  Other                                                                   (8,005)           400
  Increase (decrease) in cash and cash
    equivalents resulting from changes in-
    Trade accounts receivable                                           (295,731)     1,032,300
    Inventories                                                           37,481        (34,100)
    Prepaid expenses and other current assets                            (75,146)      (185,500)
    Accounts payable                                                     (27,738)      (836,600)
    Accrued expenses and other liabilities                                98,062         98,200
                                                                     -----------     ----------
         Net cash provided by (used in) operating activities            (850,363)       293,200
                                                                     -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                 (695,871)      (305,200)
   Net proceeds from sale of properties                                    5,400      3,618,300
   Acquisition of business                                               (44,000)             -
   Collection of notes receivable                                      1,373,030              -
   Net decrease in certificate of deposit                              1,734,099              -
   Other                                                                      -         (65,000)
                                                                     -----------     ----------
         Net cash provided by investing activities                     2,372,658      3,248,100
                                                                     -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                             1,250,810      1,524,000
  Payments on borrowings                                              (2,417,070)    (1,908,200)
  Issuance of common stock                                                52,500              -
  Other                                                                        -        (16,700)
                                                                     -----------     ----------
         Net cash (used in) financing activities                      (1,113,760)      (400,900)
                                                                     -----------     ----------

Net change in cash and cash equivalents                                  408,535      3,140,400
Cash and cash equivalents at beginning of period                         439,800        329,500
                                                                     -----------     ----------
Cash and cash equivalents at end of period                           $   848,335     $3,469,900
                                                                     -----------     ----------
                                                                     -----------     ----------

       The accompanying notes are an integral part of these statements.
                                      12

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (1)  Principles of Consolidation and Nature of Business

     The accompanying consolidated financial statements have been prepared by the Company, without audit. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1998. Certain minor reclassifications to the November 30, 1997 statements have been made to conform with the November 30, 1998 presentation. The Company also restated the Statement of Operations and Statement of Cash Flows for the nine-month period ended November 30, 1997 (see also Note 7).

     The consolidated financial statements include the accounts of Gateway Energy Corporation ("GEC"), and all of its wholly owned subsidiaries and joint venture investments. The Company's investments in its joint ventures are accounted for using the proportional consolidation method. All significant intercompany transactions have been eliminated in consolidation.

     The Company purchases, develops, owns, and operates natural gas gathering and pipeline systems and processing plants and related facilities in the Gulf Coast and Southwestern states of Texas, Oklahoma and Louisiana, and in offshore Texas state waters. The Company also operates a natural gas distribution company in Oklahoma.

     (2)  Earnings Per Common Share

          In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, EARNINGS PER SHARE. Basic earnings per share is computed by dividing the net earnings or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares that were outstanding during the period. Potential dilutive common shares are not included in the computation of diluted earnings per share if they are anti-dilutive. For the three-month and nine-month periods ended November 30, 1998 and 1997, the diluted loss per common share is the same as basic since the effect of potentially dilutive common shares arising from convertible debt and outstanding stock options and warrants was anti-dilutive.

     The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share for the three-month periods ended November 30, 1998 and 1997 and the nine-month periods ended November 30, 1998 and 1997 were 15,020,114, 14,396,700, 14,710,396 and
14,212,300, respectively.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     (3)  Notes Payable

     Notes payable at November 30, 1998 consisted of the balance outstanding under the Company's operating line of credit of $396,545. The line of credit provides for maximum available borrowings of $500,000 through February 27, 1999. Interest is payable monthly at 6.4% per annum and principal is due on demand, or if no demand is made, at maturity. The line is collateralized by the Company's certificate of deposit.

     (4)  Long-term Debt

     Long-term debt at November 30, 1998 consists of the following:

               Subordinated notes                    $1,026,366
               Note payable to PCI                      177,903
                                                     ----------
                                                      1,204,269
               Less current maturities                  129,184
                                                     ----------
                                                     $1,075,085
                                                     ----------
                                                     ----------

     (5)  Convertible Promissory Notes Exchange

     The original conversion privileges of substantially all of the convertible promissory notes allowed noteholders to convert into common stock of the Company at a pre-reverse stock split price of $0.40 per share. The promissory notes inadvertently did not contain the customary anti-dilution language to effect a change in the conversion price in the case of stock splits, stock dividends or other capitalization changes. In 1997, certain noteholders tendered their promissory notes for conversion at $0.40 per share. In lieu of conversion, the Company and the noteholders agreed to:
(i) a one year extension on the notes, and; (ii) a thirty-day window for conversion in the event the Company called the promissory notes as consideration for the noteholders not converting their notes at that time.

     The Company and the Noteholders disagreed as to the proper conversion price per share after giving effect to the one for twenty-five reverse split.

     In October 1998, the Company and the noteholders reached an agreement whereby the Company exchanged outstanding convertible promissory notes, with principal and accrued interest through October 15, 1998 totaling $600,474, for cash of $537,974 and 460,000 shares of common stock. In addition, certain noteholders agreed to cancel a Subscription Agreement with attached Stock Purchase Rights and to reduce warrants issued to the noteholders from 200,000 to 40,000. The value of the cash and common stock was equal to the fair market value of the convertible promissory notes at the date of exchange; therefore no charges are included in the statement of operations for this exchange.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (6)  Note Receivable

     In September 1997, the Company entered into a Settlement Agreement with Shoreham Pipeline Company ("Shoreham") to dissolve all of the joint ventures between the Company and Shoreham and to settle litigation between the parties. The Settlement Agreement provided that the Company would receive $540,000 in cash, a note receivable of $2,160,000 and Shoreham's minority interest in certain joint ventures in exchange for the Company's interest in other joint ventures. The note receivable was without collateral and was due in twenty-four monthly installments beginning December 1, 1997. Shoreham was to complete the final accounting for all the joint ventures for June, July and August 1997 and make cash distributions as appropriate.

     The Company performed an audit of the final cash distributions from Shoreham in April 1998 and believed that cash distributions to the Company for June, July and August 1997 were substantially understated. The Company initiated legal proceedings to collect the remaining distributions to which it was entitled. Shoreham counterclaimed for monetary damages for certain matters also associated with the Settlement Agreement. Beginning July 1, 1998, Shoreham defaulted on the scheduled payments required under the Settlement Agreement.

     During October and November 1998 the companies entered into mediation to settle their disputes and avoid costly litigation. On November 24, 1998, the Company and Shoreham reached an agreement under which the Company received:
(i) cash of $725,000; (ii) a note from Shoreham for $400,000, collateralized with certain properties currently owned by Shoreham, and; (iii) the release of a net profits interest in the Company's Shipwreck system. The Company received the first installment on this note receivable during January 1999.

     General and administrative expenses for the three-month and the nine-month periods ended November 30, 1998 include $466,470 of charges for the write-off of amounts receivable from Shoreham, plus related legal fees for the three-month and nine-month periods of $76,538 and $80,140, respectively. Interest expense for both periods includes $34,451 for the write-off of interest income previously recognized on the Shoreham note receivable.

     (7)   Restatement of November 30, 1997 Financial Statements

     The financial statements as of November 30, 1997, and for the nine-month period then ended have been restated to reflect an adjustment for the cost of amending certain convertible promissory notes effective August 22, 1997. The adjustment increased interest expense by $306,800 and reduced earnings per share by $0.02 for the nine-month period ended November 30, 1997.

     As more fully described in Note 5, certain convertible promissory notes did not contain the customary anti-dilution language. In the fourth quarter of fiscal 1998, pursuant to the agreement reached in August 1997, the Company recognized a charge to interest expense that reflected the difference between the $0.40 per share conversion price and the market value of the Company's common stock in August 1997.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     (8)  Acquisitions

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

     (9)  Supplemental Disclosures of Cash Flow Information

     Cash paid during the periods is as follows:

                                              Nine months ended November 30,
                                              ------------------------------
                                                   1998            1997
                                                   ----            ----
     Interest                                     $95,899        $125,400
     Income taxes                                  35,126          94,500

     In July 1998, the Company issued 48,000 shares of common stock to its directors as part of their annual compensation.

     In August 1998, the Company paid $44,000 cash and issued 285,000 shares of common stock to acquire Abtech Resources, Inc.

     In October 1998, the Company paid cash totaling $537,974 and issued 460,000 shares of common stock in exchange for the retirement of certain convertible promissory notes, plus accrued interest, and other consideration. See Note 5.