Form 10KSB
period 1999-02-28
GATEWAY ENERGY CORP/NE
filed 1999-06-01
CIK 40194

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

                  /X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999

                / /  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                          OF THE EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ________________ TO ________________
                           COMMISSION FILE NO. 1-4766
                            ------------------------

                           GATEWAY ENERGY CORPORATION
                 (Name of small business issuer in its charter)

         DELAWARE                 44-0651207
      (State or other            IRS Employer
      jurisdiction of           Identification
     incorporation or               Number)
       organization)

                500 DALLAS STREET, SUITE 2615, HOUSTON, TX 77002
             (Address and Zip Code of principal executive offices)

                                 (713) 336-0844
                          (Issuer's telephone number)
                            ------------------------

         Securities registered under Section 12(b) of the Exchange Act:

 TITLE OF EACH        NAME OF EACH EXCHANGE ON WHICH
     CLASS                      REGISTERED
      None                         None

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.25 PAR VALUE
                                (Title of Class)
                            ------------------------

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes _X_    No  __

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

    Issuer's revenues for the most recent fiscal year ended February 28, 1999, were $7,734,598.

    The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of April 30, 1999 was $4,048,787. The number of shares outstanding of the issuer's common equity, as of April 30, 1999, was 15,242,494.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following document is incorporated by reference into the indicated parts of this Annual Report to the extent specified in such parts:

Part III of this Annual Report incorporates by reference information in the Proxy Statement for the Annual Meeting of Stockholders of Gateway Energy Corporation to be held on July 22, 1999.

Transitional Small Business Disclosure Format (check one):  Yes ___    No _X_

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

    Item 6 is a discussion about our results of operations. We are required to compare the most recent fiscal year results for February 28, 1999 with the results of a year ago and to do a similar comparison of the results for February 28, 1998 compared with the prior year. In this way, you are provided with a three-year overview of what occurred financially within your Company. The discussion also includes our liquidity, or basically how much cash we have and where we will get the cash needed to operate in the near term. Finally, we discuss certain factors which may affect the future of your Company and you are encouraged to read those carefully.

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Gateway Energy Corporation (the "Company"), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. The Company's principal executive offices are located at 500 Dallas Street, Suite 2615, Houston, Texas 77002, and its telephone number is (713) 336-0844. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb Fuel Authority, L.L.C. and Gateway Processing Company, except for a small amount of activity in its two remaining joint ventures and one partnership.

    In the following discussion, "Mcf" refers to thousand cubic feet of natural gas; "Bbl" refers to barrel, or approximately 42 U.S. gallons; "Btu" refers to British thermal unit, a common measure of the energy content of natural gas; "MMBtu" refers to millions of British thermal units.

DESCRIPTION OF BUSINESS

    The Company owns and operates natural gas gathering, transportation and distribution systems and related facilities in Texas, Oklahoma and Louisiana, and offshore in state and federal waters of the Gulf of Mexico. These systems include approximately 900 miles of pipeline ranging in size from 2" to 20" with a combined daily throughput capacity of approximately 500 million cubic feet. The Company gathers natural gas from producing properties owned by others and transports that gas to primary transmission pipelines. In some cases, the Company assumes title along with possession of the gas and markets the gas to a transmission company or directly to end users, including agricultural, residential, industrial and commercial users, under "back-to-back" purchase and sale contracts designed to minimize commodity risk. Otherwise the Company transports the gas for a fee, ranging from $0.01 to $0.28 per MMBtu. Sometimes the Company owns and sells natural gas liquids from a portion of the gas streams, an additional source of revenue. In fiscal 1999, approximately 54% of the Company's gross operating margin was generated under purchase and sale contracts and approximately 39% of the gross operating margin was generated by fee-based contracts.

    During fiscal year 1999 the Company acquired Abtech Resources, Inc. ("Abtech"), and its license on a patented process that efficiently rejects nitrogen from natural gas streams. The Company, through Gateway Processing Company, intends to exploit this niche by owning and operating gas treating plants and related facilities, and by acquiring working interests in high nitrogen natural gas reserves where necessary to assist in creating demand for the Company's treating services. See additional information on the acquisition of Abtech in Note C to Consolidated Financial Statements.

    The Company significantly changed its operating and management philosophy two years ago, and changed its management structure to reflect those changes during fiscal year 1998. Prior to fiscal year 1998, the Company had owned gas gathering and pipeline properties through joint ventures that were typically managed and operated by the Company's joint venture partners. That form of ownership and management was designed to minimize corporate expenses and utilize the industry experience of others. Because such arrangements did not provide the Company with sufficient control over asset performance and cash flow, and because that type of structure restricted its ability to use its properties as collateral for conventional financing, the Company dissolved all significant joint venture relationships beginning in September 1997. Also in September 1997, the Company sold its limited partnership interest in Castex Energy 1995 LP ("Castex"), a partnership which owned interests in producing properties in Louisiana, together with some other minor gas producing properties, for an aggregate $3.5 million.

    Because a significant portion of the Company's operating margin is generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported, or is generated under back-to-back purchase and sales contracts, the Company's operating margin is relatively insensitive to the commodity prices of natural gas and oil. The primary impact on the Company of the level of gas and oil commodity prices is their impact on drilling activities. High prices tend to generate cash flow and thus enthusiasm for producers to accelerate drilling; low prices tend to have the opposite effect.

BUSINESS GROWTH STRATEGY

    The Company's growth strategy is to increase earnings and cash flows through the enhancement of existing systems and facilities, to construct or acquire additional pipelines, plants and facilities and to expand its marketing efforts. The Company also intends to exploit the license that it owns to process high-nitrogen natural gas as a result of its acquisition of Abtech.

    During fiscal year 1999 the Company enhanced its existing systems by rehabilitating pipelines and facilities to preserve strategic throughput capabilities, by being responsive to the needs of producers and customers and aggressively marketing the Company's services, by continuing to provide reliable service at reasonable cost and thereby attracting additional business, and by controlling the Company's operating costs.

    Through its marketing efforts, given a current throughput volume at approximately 10% of the Company's maximum daily throughput capacity, the Company believes that it will be able to solicit a significant amount of new marketing and transportation business. Should the future price of natural gas at any time motivate significant exploration and exploitation drilling, the Company would benefit further from its presence in proven productive areas, both onshore and offshore in the Gulf Coast region.

    Successful implementation of the Company's growth strategy will depend on maintaining an upward trend in earnings and cash flow, and in part on its ability to secure relatively lower cost conventional financing. With a debt-to-total capitalization ratio of approximately 10%, and with aggressively managed cash flows, the Company expects to be able to secure conventional growth capital financing at a lower cost than that to which it has previously had access. The Company is actively analyzing its inventory of projects, and intends to focus its efforts on those with the maximum potential to provide growth capital and return to shareholders. Funds from operations, combined with borrowed capital, will be invested in the acquisition or construction of additional income producing assets.

DISSOLUTION OF JOINT VENTURES

    In September 1997, the Company entered into a Settlement Agreement with Shoreham Pipeline Company ("Shoreham") to dissolve all of the joint ventures between the Company and Shoreham and to settle litigation between the parties. The Settlement Agreement provided for, and the Company received $540,000 in cash, a promissory note for $2,160,000 and Shoreham's minority interest in certain joint ventures in exchange for the Company's interest in other joint ventures. The note was without collateral and was due in twenty-four monthly installments beginning December 1, 1997. Shoreham was to complete the final accounting for all the joint ventures for June, July and August 1997 and make cash distributions as appropriate.

    The Company performed an audit of the final cash distributions from Shoreham in April 1998 and believed that cash distributions to the Company for June, July and August 1997 were substantially understated. The Company initiated legal proceedings to collect the remaining distributions to which it was entitled. Shoreham counterclaimed for monetary damages for certain matters also associated with the Settlement Agreement. Beginning July 1, 1998, Shoreham ceased making the scheduled payments required under the note.

    During October and November 1998 the companies entered into mediation to settle their disputes and avoid costly litigation. On November 24, 1998, the Company and Shoreham reached an agreement under which the Company received, in exchange for the previous note: (i) cash of $725,000; (ii) a note from Shoreham for $400,000, collateralized with certain properties currently owned by Shoreham, and;

(iii) the release of a net profits interest in the Company's Shipwreck system. The Company began receiving payments toward this note during January 1999.

    As a result of the dissolution of the joint ventures, the Company hired management and support staff to manage the business, and moved its corporate headquarters from Omaha, Nebraska to Houston, Texas. The change in strategy added significant general and administrative costs during fiscal year 1999, reflecting costs of additional personnel, office rent and telecommunications, legal fees and other office costs. However, the Company expects to continue to improve the profitability of its current properties and is actively seeking to acquire or invest in new properties. See the discussion of Business Growth Strategy.

    In February 1998, the Company acquired the minority interest in Fort Cobb Fuel Authority, L.L.C. ("Fort Cobb"), Caddo Gas Gathering Joint Venture and WestOK Gas Marketing Joint Venture and cancelled the existing management contracts which would have been in effect until November 1999. Thus, as of February 28, 1999 and 1998, the Company owned, managed and operated all but two minor systems.

MAJOR CUSTOMERS AND SUPPLIERS

    The Company purchases natural gas from numerous producers and suppliers, and during fiscal year 1999 three major oil and gas companies supplied 43%, 15% and 13% of its total gas purchased. In 1999, one customer with sales exceeding 10% is a gas gathering customer, the other is an industrial customer. Gross sales as a percentage of total revenue to these customers for the past two fiscal years are as follows:

                                                                        1999   1998
                                                                        ----   ----
Owens Corning Fiberglas Corporation...................................   17%    11%
Dart Container Corporation............................................   12%     9%
Tennessee Gas Pipeline Company........................................  --      21%

    Although these sales constitute a significant portion of total revenues, they do not represent a significant portion of net operating margin because of back-to-back purchase contracts to supply these major customers. The Company believes that a loss of a major supplier or customer could be readily replaced and would not have a material adverse effect on its financial statements.

COMPETITION

    The natural gas industry is highly competitive. The Company competes against other companies in the gathering, transporting, and marketing business for gas supplies and for customers. Competition for gas supplies is primarily based on the availability of transportation facilities, service and satisfactory price. In marketing, there are numerous competitors, including intrastate and interstate pipelines, major producers, and local and national gatherers, brokers, and marketers. Most competitors have capital resources greater than the Company and control greater supplies of gas. Competition for marketing customers is primarily based on reliability and the price of delivered gas.

REGULATION

    The transportation, sale, and marketing of natural gas in interstate commerce are subject to extensive regulation under the Natural Gas Act ("NGA"), the Natural Gas Policy Act of 1978 ("NGPA"), and other rules and regulations promulgated by the Federal Energy Regulatory Commission ("FERC"). The Company believes that the gathering, transportation and distribution activities of the Company are intrastate in nature and not subject to FERC's jurisdiction. The properties are, however, subject to regulation by various state agencies.

    Fort Cobb is a local distribution company subject to the regulations of the Oklahoma Corporation Commission ("OCC"). The OCC regulates the prices to the customer based on the cost of investment, operating and maintenance expense, cost of purchased gas and rates of return. Fort Cobb's rates to customers were last approved by OCC in 1993; Fort Cobb has not filed for an increase in rates since that time. The OCC also regulates construction and safety of the distribution system.

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

EMPLOYEES

    As of February 28, 1999, the Company had 22 full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

ONSHORE PROPERTIES

    The Company owns 14 operating systems in Texas, Louisiana and Oklahoma. The systems generally gather and transport natural gas under back-to-back purchase and sales arrangements or for a fee per unit of production transported ("Fee"); however, one is a 14 mile delivery system which transports natural gas for sale to industrial users in Ellis County, Texas. The Company also owns interests in 6 systems through two joint ventures located in Louisiana and Texas and a partnership in Oklahoma which gather and transport natural gas under fee arrangements.

    The systems are properly maintained and are capable of transporting natural gas under prescribed pressures. On February 28, 1999, the Company's onshore systems were comprised of approximately 135 miles of 2" to 10" pipelines and related compressors, meters, regulators, valves and equipment.

OFFSHORE PROPERTIES

    Gateway Offshore Pipeline Company owns pipelines, a related 140' X 70' operating platform, and an onshore terminal facility (the "Crystal Beach" facility) that services producers primarily in Texas offshore waters and Galveston Bay. These systems and related facilities are in shallow water and provide the Company the capacity to separate and dehydrate gas in large volumes and to transport the natural gas and condensate to various markets. The Company's offshore systems consist of approximately 140 miles of 4" to 20" diameter pipelines and related equipment which transport natural gas and condensate primarily under fee-based contracts.

FORT COBB PROPERTIES

    Fort Cobb is a local distribution company serving approximately 2,600 rural and residential customers in Caddo and Washita counties in Oklahoma. Fort Cobb owns and operates approximately 600 miles of 1" to 4" pipeline and related meters, regulators, valves, rights-of-way and easements, all normally associated with distribution systems.

SYSTEM CAPACITY

    The capacity of a pipeline is primarily a function of its diameter and length and its inlet and outlet pressures. Based upon normal operating pressures, the Company's systems have a daily throughput capacity of over 500,000 Mcf per day which significantly exceeds the current daily throughput of approximately 50,000 Mcf per day.

    The onshore terminal facility referred to above has a storage capacity of approximately 40,000 Bbls and, with minor modifications, has a throughput capacity of 5,000 Bbls of condensate per day. Additional tankage and related facilities could be added on adjacent land owned by the Company.

CORPORATE PROPERTY

    In addition to the operating properties described above, the Company leases office space and owns certain office equipment in its corporate office located at 500 Dallas Street, Suite 2615, Houston, Texas 77002.

ITEM 3.  LEGAL PROCEEDINGS

    On September 23, 1994, an action was filed in District Court of Milam County, Texas entitled STANLEY ROSENTHAL V. SHOREHAM PIPELINE COMPANY. Mr. Rosenthal alleged that he had an agreement with Shoreham Pipeline to provide natural gas from a gas gathering system known as the Rockdale System. Shoreham Pipeline and the Company acquired the Rockdale System on October 1, 1994 through a joint venture managed and operated by Shoreham Pipeline. Mr. Rosenthal alleged that Shoreham Pipeline failed to provide natural gas to him causing alleged damage to him. Mr. Rosenthal alleged fraud, negligent misrepresentation, breach of contract, unlawful discrimination and violations of the Texas Deceptive Trade Practices Act.

    In August 1996, Mr. Rosenthal joined the Company as a defendant. Company management and its counsel believed that a contract did not exist between Rosenthal and Shoreham Pipeline and consequently Mr. Rosenthal could not have been damaged in the manner which he alleged. Nonetheless, on May 20, 1999 following a trial on the issues, the jury in the action awarded actual damages to Mr. Rosenthal in the amount of $1,656,072 and exemplary damages and damages under the Texas Deceptive Trade Practices Act which when tripled represent $1,500,000 against each of Shoreham Pipeline and the Company. Counsel for the Company expects the court to enter judgment on the jury verdict on June 17, 1999.

    Under the terms of the conveyance of the Rockdale System between Shoreham Pipeline and the Company, the Company believes it is entitled to indemnification from Shoreham Pipeline for the total amount of damages assessed against the Company. It is not known at this time whether Shoreham Pipeline has sufficient assets to pay such indemnification. The Company and its counsel also believe that numerous errors occurred during the trial providing substantial grounds for appeal to the Texas Court of Appeals. The Company intends to vigorously pursue the appeal and any remand of the action for retrial. The Company cannot predict at this time what exposure it may ultimately have as a result of the judgment.

    From time to time the Company is involved in litigation concerning its properties and operations. Management does not deem that any other current litigation will have a material effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's common stock is traded on the over-the-counter market in the bulletin board section under the symbol GNRG. The closing bid prices shown reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

QUARTER ENDED                                                                    HIGH        LOW
-----------------------------------------------------------------------------  ---------  ---------
May 31, 1998.................................................................  $    1.33  $    0.63
August 31, 1998..............................................................       0.68       0.44
November 30, 1998............................................................       0.56       0.31
February 28, 1999............................................................       0.44       0.38


QUARTER ENDED                                                                    HIGH        LOW
-----------------------------------------------------------------------------  ---------  ---------
May 31, 1997.................................................................  $    1.00  $    0.50
August 31, 1997..............................................................       0.69       0.50
November 30, 1997............................................................       0.81       0.50
February 28, 1998............................................................       0.58       0.44

HOLDERS

    As of February 28, 1999, there were approximately 3,500 shareholders of the Company's Common Stock.

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

RESULTS OF OPERATIONS

GENERAL

    The Company evaluates each of its activities based on the operating margin it produces. The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. Management reviews and evaluates the operations of three main segments--onshore operations, offshore operations and Fort Cobb operations.

TOTAL OPERATIONS

                                                                   FISCAL YEAR ENDED FEBRUARY 28,
                                                             ------------------------------------------
                                                                 1999          1998           1997
                                                             ------------  -------------  -------------
Revenues...................................................  $  7,650,797  $  10,680,700  $  18,136,900
Operating margins..........................................     1,671,526      1,364,800      3,189,300
Depreciation...............................................       748,076        743,200        995,500

    Operating margins for the current fiscal year increased $0.3 million compared to last fiscal year. Onshore operations, offshore operations and Fort Cobb operations contributed $0.3 million, $0.3 million and $0.4 million of the increase, respectively, partially offset by a decline of $0.7 million due to fiscal 1998 dissolution of the Shoreham joint ventures. These segments are discussed individually below in greater detail. During fiscal year 1999 the Company spent $908,743 to maintain or rehabilitate pipeline systems and facilities both onshore and offshore. Of that amount $311,062 was charged to expense in the period incurred, and $597,681 was capitalized. The Company is actively evaluating additional opportunities that would significantly increase cash flows for relatively little capital investment.

    During fiscal year 1999, much management attention was given to finalizing dissolution of the Company's joint ventures with its former joint venture partner, Shoreham Pipeline Company ("Shoreham"), which began during fiscal year 1998 and is discussed below. During October and November 1998 the companies entered into mediation to settle their disputes and avoid costly litigation. On November 24, 1998, the Company and Shoreham reached an agreement under which the Company received: (i) cash of $725,000; (ii) a note from Shoreham for $400,000, collateralized with certain properties currently owned by Shoreham, and; (iii) the release of a net profits interest in the Company's Shipwreck system.

    During fiscal year 1998, effective September 9, 1997, the Company entered into a Settlement Agreement with Shoreham to dissolve all of the joint ventures between the Company and Shoreham and to settle litigation between the parties. Under the Agreement the Company transferred its interest in six operating joint ventures to Shoreham in exchange for $2.7 million and Shoreham's interest in nine joint venture properties with an approximate fair value of $450,000. During fiscal year 1998, these sold properties contributed a net operating margin of $0.7 million, compared to $2.0 million during the prior fiscal year. The Company also acquired Shoreham's 20% minority interest in Gateway Offshore Pipeline Company (formerly Shoreham Gathering Company) and transferred an offshore pipeline system to Shoreham as part of the settlement. The Company received $540,000 in cash, and accepted a note for the remaining balance due from Shoreham. The Company recognized a gain on the transaction of $0.2 million. The disputes between the companies continued into fiscal year 1999 and are discussed above.

    In February 1998, the Company acquired the outstanding 1% minority interest in Fort Cobb, Caddo Gas Gathering Joint Venture and WestOK Marketing Joint Venture for an aggregate $169,500, which included $125,600 for the termination of certain management agreements with a third-party management company.

ONSHORE OPERATIONS

                                                                     FISCAL YEAR ENDED FEBRUARY 28,
                                                                ----------------------------------------
                                                                    1999          1998          1997
                                                                ------------  ------------  ------------
Revenues......................................................  $  4,826,931  $  5,814,395  $  6,725,734
Operating margins.............................................       970,994       630,202     1,000,488
Depreciation..................................................       463,347       425,448       485,767

    Fiscal year 1999 onshore operations improved over the prior year, in spite of the prior year inclusion of the operations of the sold properties. Operating margins increased $0.3 million, or 54%, over the prior year. The Company operated its properties for the full year fiscal 1999 with in-house operations management, instead of relying on joint venture partners and consultants. It has begun out-sourcing the compression on its systems, and has realized cost savings from compressors being properly maintained, and throughput increases as compressors are appropriately sized for each application.

    By adding strategic pipeline interconnects, the Company has positioned itself to take better advantage of swings in market prices for natural gas, and also to realize lower gas transportation expenses. The resulting layered supply options have given the Company negotiating strength in contract renewals, and better enabled it to manage unpredictable demand of some of its customers. By aggregating supplies and marketing larger packages of natural gas, the Company has enhanced the prices it receives.

    Fiscal year 1998 onshore operating margins declined $0.4 million compared to the prior year due to the dissolution of the Company's joint ventures with Shoreham Pipeline Company in September 1997 already discussed above. During fiscal year 1997, operations were conducted by the Company's joint venture partner, or by contract field and management employees. Declines in oil and gas gathering operations on several systems also contributed to the decline.

OFFSHORE OPERATIONS

                                                                         FISCAL YEAR ENDED FEBRUARY 28,
                                                                        --------------------------------
                                                                          1999        1998       1997
                                                                        ---------  ----------  ---------
Revenues..............................................................    697,547      35,715    104,029
Operating margins.....................................................    171,606    (173,533)   (32,156)
Depreciation..........................................................    122,656      70,562     45,159

    Fiscal year 1999 was very active for the Company's offshore segment, as the Company expended $0.2 million to rehabilitate the Shipwreck platform and several smaller strategic assets. The Company placed the Crystal Beach facility, acquired during the prior year, more fully into operation and secured two transportation agreements with unaffiliated producers. Revenues increased $0.7 million and yielded a net operating margin of $0.2 million. The Company continues to evaluate potential projects in the Gulf of Mexico, both in Texas and federal waters.

    Fiscal year 1998 was a year of preparation for the offshore operations. The Company invested $0.4 million in the Crystal Beach facility and spent significant dollars remediating some of its pipeline assets.

FORT COBB OPERATIONS

                                                                     FISCAL YEAR ENDED FEBRUARY 28,
                                                                   ----------------------------------
                                                                      1999        1998        1997
                                                                   ----------  ----------  ----------
Revenues.........................................................   2,126,319   1,558,890   1,468,892
Operating margins................................................     528,926     177,684     153,533
Depreciation.....................................................     162,073     133,880     119,270

    Going forward, Fort Cobb will strive to expand its customer base by building on its record of excellent customer service at competitive prices. Fort Cobb receives its supply of natural gas from any of three major intra-state pipeline companies, allowing it to purchase gas at competitive prices and ensuring deliverability.

    Fort Cobb's fiscal year 1999 performance was its best in several years. These changes coincide with several significant management changes made at the utility, and reflect positively on the new management philosophy and direction of Fort Cobb. Additionally, the weather in its service area was favorable to both the irrigation and crop-drying seasons, and additional business was solicited from new hog farms in the area. Operating margins increased $0.4 million, or 198% over the prior year. On average for the year, Fort Cobb's agricultural service represented 71% of its business, and residential service another 23%. Fort Cobb also services commercial and industrial customers, and all of its business is seasonal.

    Fiscal year 1998 operating margins increased 16% over the prior year, primarily due to a 10% increase in volumes delivered, principally to agricultural customers. Such a fluctuation results from variations in the weather of the service area during the irrigation and crop drying seasons, and is considered in the range of normal by management. The revenue increase noted above was partially offset by an increase in operating expenses.

OTHER OPERATIONS

    The Company, through its wholly owned subsidiary, Gateway Processing Company, acquired Abtech Resources, Inc. during the fiscal year 1999 for cash and stock, and as a result owns a license to a patented process to reject nitrogen from streams of natural gas. Several projects that employ the patented technology are currently being evaluated for their investment potential.

    During fiscal 1999, Gateway Processing Company participated as a non-operating working interest owner in the drilling of two natural gas wells. Each of the two wells was expected to yield high-nitrogen natural gas reserves and employ the Company's licensed nitrogen rejection process to meet pipeline specifications. Both wells were uneconomic and were abandoned. The accompanying consolidated statement of operations for the current fiscal year includes an impairment charge against earnings of $0.2 million reflecting the abandonment of these projects.

OPERATIONS SUPPORT

                                                                     FISCAL YEAR ENDED FEBRUARY 28,
                                                                   ----------------------------------
                                                                      1999        1998        1997
                                                                   ----------  ----------  ----------
General and administrative.......................................   2,868,704   2,037,400   1,670,800
Interest income..................................................     173,080     197,731      68,702
Interest expense.................................................    (331,494)   (776,200)   (425,600)
Other income (expense)...........................................      73,492     829,469     125,298

    General and administrative expense for fiscal year 1999 increased $0.8 million over the prior fiscal year, due primarily to costs related to the Shoreham settlement and to the Company's move of its corporate offices to Houston, TX. The current year total, exclusive of the Shoreham and relocation costs, is representative of the Company's expected annual general and administrative expense. However, the Company expects to continue to improve the profitability of its current properties and is actively seeking to acquire or invest in new properties.

    The Company recognized bad debt expense, legal fees and related costs of the settlement with Shoreham totaling $0.6 million during the current fiscal year. As a result of the dissolution of the joint ventures, the Company hired management and support staff who manage its operations in place of the joint venture partner or contract management companies. This change in strategy added significant general and administrative costs, reflecting costs of additional personnel, office rent and telecommunications, legal fees and other office costs. Such costs were considered essential to equipping the Company with the appropriate depth of operating and management experience required to implement the growth strategy.

    During the third quarter of fiscal 1999 the Company moved its corporate headquarters to Houston, Texas and maintained both the Houston and Omaha offices and staff for the entire third quarter in order to provide a smooth transition. Accordingly, fiscal year 1999 includes $0.2 million of nonrecurring costs related to this move, which includes costs of maintaining both offices, employee severance and other moving costs.

    General and administrative expense for fiscal year 1998 increased $0.5 million over the prior fiscal year primarily due to $0.2 million of additional salaries and employment related costs, and $0.1 million of costs to terminate management agreements related to Fort Cobb and Caddo Gas Gathering assets. Also included were consulting and legal costs incurred to effect the separation from Shoreham.

    Interest income for all years presented fluctuates directly with the average certificate of deposit balance, and the balance of the interest bearing notes receivable from Shoreham. Interest income increased in fiscal 1998 over the prior year due to the investment of proceeds from the sale of the Company's limited partnership interest in September 1997 and the note received in the Shoreham transaction.

    Interest expense for the current fiscal year declined significantly compared to last year, due to last year's debt conversion costs of $0.3 million, and a lower average outstanding debt balance than in the prior year. Apart from last year's debt conversion costs, fiscal 1998 interest expense was in line with such amounts for fiscal 1997.

    Fiscal year 1998 other income included a half year of the Company's equity in the net earnings of Castex Energy 1995 L.P. ("Castex"), totaling $0.4 million. The Company sold its interest in Castex effective

September 9, 1997. Other income for fiscal year 1998 also included $0.4 million of gain on the sale of various properties, $0.2 million of which came from the sale of Castex, plus other minor gas producing properties.

LIQUIDITY AND CAPITAL RESOURCES

    Going forward, the Company's strategy is to maximize the potential of currently owned properties and to acquire properties that meet its economic performance hurdles. Acquisition capital is expected to come from strategic alliances with other companies, from traditional bank credit facilities or from operations. The Company has an inventory of projects that it may be successful financing, and will use the resulting cash flows to service anticipated debt and to collateralize additional acquisition or expansion borrowings. Cash flows from at least one meaningful acquisition are expected to begin during fiscal 2000.

    The Company has in place an operating line of credit agreement with a bank that provides for borrowings of up to $0.5 million. As of February 28, 1999, there were no amounts outstanding under the agreement. The Company believes that the aggregate working capital available under the credit agreement, from available funds, and cash flows from operations will be sufficient to fund its operating and maintenance capital requirements for the foreseeable future.

    Effective March 1, 1997, the corporation completed a recapitalization which resulted in: (i) a 1-for-25 reverse stock split of the common stock of the Company and a decrease of the authorized common stock of the Company from 75.0 million shares to 17.5 million shares; (ii) an exchange transaction under which preferred stock was converted into common stock, subordinated notes and common stock purchase warrants. This recapitalization relieved the Company of the burden of cumulative preferred stock dividends of $2.2 million per year, while it increased interest expense by $0.1 million per year.

    Natural gas prices as represented by the NYMEX Henry Hub index averaged $1.95 in fiscal 1999 compared to $2.36 in the prior year. The natural gas industry is generally optimistic about long term prospects based on expected demand, the cost of developing prospects and the sales price of natural gas. The Company's operating margins are not significantly affected by the price of natural gas since gas gathering is generally based on a fee arrangement. However, long-term depression of prices can affect exploration and development and result in lower or delayed volumes available for transportation.

FACTORS AFFECTING FUTURE RESULTS

    As discussed in Item 1, the Company completed a recapitalization which converted its previously existing preferred stocks into subordinated notes, common stock and common stock warrants. The recapitalization reduced the cash requirements for preferred dividends from approximately $2.2 million annually to $0.1 million for interest. One of the principal objectives of the recapitalization was to facilitate access to reasonably priced capital to enable the Company to build enhanced stockholder value through the execution of certain strategies. These strategies include, among other things: (i) focusing on gathering, processing, transporting and marketing of natural gas; (ii) expanding the Company's asset base in core geographic areas; (iii) developing a niche that will create demand for our services; and (iv) acquiring or constructing properties in one or more new core areas.

    The Company must provide services to its customers, primarily producers, at a competitive price. Therefore, in order to be successful the Company must contain its costs in line with industry competitors. The Company's access to reasonably priced long-term capital will have a significant effect on its ability to acquire additional properties which will increase operating margins to enable us to spread our fixed overhead costs over a larger asset base. The Company believes that the recapitalization and retaining experienced operating management will allow the Company to access capital and find properties which can provide attractive returns. However, there can be no assurance that the Company will be successful in this endeavor.

    The Company's ability to generate long-term value for the common stockholder is dependent upon the successful acquisition of additional assets which compliment the Company's core business at costs which provide for reasonable returns. There are many companies participating in the midstream segment of the natural gas industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow.

    The Company believes that it will be able to compete in this environment and will be able to find attractive investments which compliment its existing properties; however, it is not possible to predict competition or the effect this will have on the Company's operations.

    The Company's operations are also significantly affected by factors which are outside the control of the Company. Gas gathering and processing is dependent on throughput volume. Throughput on the Company's systems is dependent on natural gas production which is significantly affected by natural gas prices as prices affect the willingness of producers to invest the required capital to obtain geological and geophysical information, to drill development or exploratory wells, and to rework or maximize production on existing wells. Natural gas prices have recently stabilized at levels which should provide adequate incentive to producers; however, there is no assurance that such prices will remain at current levels, and that producers will continue to react positively to the current prices.

    The Company's revenues, particularly in its retail operations, are also affected by weather. Much of the retail demand is for crop irrigation and drying. Favorable precipitation in the growing season and hot, dry weather in the fall can significantly reduce demand for natural gas.

YEAR 2000 ISSUES

    The "year 2000 issue" is the result of computer programs being written using two digits, rather than four digits, to identify the year in a date field. Computers or software which cannot properly distinguish dates subsequent to December 31, 1999 may malfunction and thereby interrupt product deliveries, transaction or invoice processing, or other similar normal business activities.

    The Company is addressing the Year 2000 issue aggressively. The Company's program includes a systems inventory (with particular emphasis on systems that may be date sensitive), a readiness assessment, and component conversion and testing. Finally, the Company has queried its trade partners to determine if outside exposure exists and is making contingency plans.

    All software programs in use by Gateway have been tested, and are largely but not completely compliant. Replacement software is currently being installed and tested. All of our hardware is now Year 2000 ready, and remaining systems are expected to be fully compliant by September 30, 1999. There can be no assurances that all of the Company's customers and vendors will be adequately prepared; however, the Company believes that the financial impact on its operations of the "Year 2000 issue" will not be significant.

ITEM 7.  FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants...........................         16

Consolidated Balance Sheets as of February 28, 1999 and 1998.................         17

Consolidated Statements of Operations for the years ended February 28, 1999
 and February 28, 1998.......................................................         18

Consolidated Statement of Stockholders' Equity for the years ended February
 28, 1999 and February 28, 1998..............................................         19

Consolidated Statements of Cash Flows for the years ended February 28, 1999
 and February 28, 1998.......................................................         20

Notes to Consolidated Financial Statements...................................         21

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

    None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference from the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held July 22, 1999, under the captions ELECTION OF DIRECTORS, LIST OF CURRENT EXECUTIVE OFFICERS OF THE COMPANY, and COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

ITEM 10. EXECUTIVE COMPENSATION

    Incorporated by reference from the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held July 22, 1999, under the caption EXECUTIVE COMPENSATION.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held July 22, 1999, under the captions SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and ADDITIONAL INFORMATION CONCERNING BOARD OF DIRECTORS.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held July 22, 1999, under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

    The following index sets forth the documents and schedules filed with this annual report on Form 10-KSB.

EXHIBIT
  NO.                                         DESCRIPTION OF DOCUMENT
-------     -------------------------------------------------------------------------------------------
   3(a)     Restated Certificate of Incorporation dated May 26, 1999.
   3(b)     Bylaws, as amended through May 26, 1999.
   4(a)     Form of the Common Stock Certificate.
  10(a)(1)  1994 Incentive and Non-Qualified Stock Option Plan; incorporated by reference to Exhibit
              10(a) to Form 10-KSB for the year ended February 28, 1997.
  10(a)(2)  1998 Stock Option Plan.
  10(a)(3)  1998 Outside Directors' Stock Option Plan.
  10(b)(1)  Memorandum of Understanding dated March 17, 1997 re: Michael T. Fadden employment.
  10(b)(2)  Employment Agreement dated July 1, 1996 with Donald L. Anderson; incorporated by reference to Exhibit 10(b) to Form 10-KSB for the year ended February 28, 1997.
  10(c)     Executive Compensation Plan approved November 19, 1997.
  10(d)     Houston Office Lease dated January 20, 1998 with Trizec Allen Center Limited Partnership.
  10(e)     Agreement and Plan of Merger dated May 1, 1998 with Abtech Resources, Inc.
  11        Statement Regarding Computation of Earnings Per Share.
  21        Subsidiaries.
  27        Financial Data Schedule.

    (b) REPORTS ON FORM 8-K    None

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GATEWAY ENERGY CORPORATION
                                (Registrant)

                                By:               /s/ M. T. FADDEN
                                     -----------------------------------------
                                                    M. T. Fadden
                                                   CHAIRMAN & CEO

                                By:               /s/ S. D. HEFLIN
                                     -----------------------------------------
                                                    S. D. Heflin
                                                 CFO AND TREASURER

Date: May 28, 1999

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ MICHAEL T. FADDEN
------------------------------           Director              May 28, 1999
      Michael T. Fadden

    /s/ DONALD L. ANDERSON
------------------------------           Director              May 28, 1999
      Donald L. Anderson

      /s/ JOHN B. EWING
------------------------------           Director              May 28, 1999
        John B. Ewing

     /s/ NEIL A. FORTKAMP
------------------------------           Director              May 28, 1999
       Neil A. Fortkamp

     /s/ NEIL A. FORTKAMP
------------------------------           Director              May 28, 1999
       Neil A. Fortkamp

     /s/ EARL P. HOFFMAN
------------------------------           Director              May 28, 1999
       Earl P. Hoffman

  /s/ CHARLES A. HOLTGRAVES
------------------------------           Director              May 28, 1999
    Charles A. Holtgraves

      /s/ L. J. HORBACH
------------------------------           Director              May 28, 1999
        L. J. Horbach

    /s/ GARY A. MCCONNELL
------------------------------           Director              May 28, 1999
      Gary A. McConnell

        /s/ NIC PILGER
------------------------------           Director              May 28, 1999
          Nic Pilger

        /s/ ABE YEDDIS
------------------------------           Director              May 28, 1999
          Abe Yeddis

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Gateway Energy Corporation

    We have audited the accompanying consolidated balance sheets of Gateway Energy Corporation (a Delaware corporation) and subsidiaries as of February 28, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway Energy Corporation and subsidiaries as of February 28, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Houston, Texas
April 23, 1999, except for Note T,
for which such date is May 25, 1999

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                             FEBRUARY 28,
                                                                                     -----------------------------
                                                                                          1999           1998
                                                                                     --------------  -------------
                                      ASSETS
Current Assets
  Cash and cash equivalents........................................................  $      223,693  $     439,800
  Certificates of deposit..........................................................         928,200      2,750,000
  Trade accounts receivable........................................................         840,530        906,800
  Notes receivable--current portion................................................          90,632      1,370,900
  Inventories......................................................................          78,312        121,700
  Prepaid expenses and other assets................................................         160,794        311,200
                                                                                     --------------  -------------
    Total current assets...........................................................       2,322,161      5,900,400
Property and Equipment, at cost
  Gas gathering, processing and transportation.....................................       9,814,180      9,425,200
  Office furniture and other equipment.............................................         710,563        539,100
                                                                                     --------------  -------------
                                                                                         10,524,743      9,964,300
Less accumulated depreciation and amortization.....................................       2,542,259      1,858,800
                                                                                     --------------  -------------
                                                                                          7,982,484      8,105,500
Other Assets
  Notes receivable, less current portion...........................................         294,833        868,600
  Equity investment in partnership.................................................         296,606        326,300
  Other............................................................................         368,026        185,200
                                                                                     --------------  -------------
                                                                                            959,465      1,380,100
                                                                                     --------------  -------------
                                                                                     $   11,264,110  $  15,386,000
                                                                                     --------------  -------------
                                                                                     --------------  -------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable.................................................................  $      562,379  $   1,057,300
  Accrued expenses and other liabilities...........................................         128,236        243,700
  Notes payable....................................................................        --              915,300
  Current maturities of long-term debt.............................................         116,368        671,200
                                                                                     --------------  -------------
    Total current liabilities......................................................         806,983      2,887,500
Long-term debt, less current maturities............................................       1,072,626      1,184,500

Stockholders' Equity
  Common stock--$0.25 par value; 17,500,000 shares authorized; 15,242,494 and
    14,457,400 shares issued and outstanding in 1999 and 1998, respectively........       3,810,624      3,614,400
  Additional paid-in capital.......................................................      15,963,860     15,896,500
  Accumulated deficit..............................................................     (10,389,983)    (8,196,900)
                                                                                     --------------  -------------
                                                                                          9,384,501     11,314,000
                                                                                     --------------  -------------
                                                                                     $   11,264,110  $  15,386,000
                                                                                     --------------  -------------
                                                                                     --------------  -------------

        The accompanying notes are an integral part of these statements.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED FEBRUARY 28,
                                                                                     ----------------------------
                                                                                         1999           1998
                                                                                     -------------  -------------
Operating revenues
  Natural gas sales................................................................  $   6,339,694  $   9,736,600
  Transportation and processing....................................................      1,161,450        930,500
  Other............................................................................        149,653         13,600
                                                                                     -------------  -------------
                                                                                         7,650,797     10,680,700
Operating costs and expenses
  Cost of natural gas purchased....................................................      4,693,043      7,213,000
  Operation and maintenance........................................................      1,286,228      2,102,900
  Depreciation and amortization....................................................        748,076        743,200
  Impairment of long-lived assets..................................................        236,707       --
  General and administrative.......................................................      2,868,704      2,037,400
                                                                                     -------------  -------------
                                                                                         9,832,758     12,096,500
                                                                                     -------------  -------------
    Operating loss.................................................................     (2,181,961)    (1,415,800)

Other income (expense)
  Interest income..................................................................        173,080        222,300
  Interest expense and debt conversion costs.......................................       (331,494)      (776,200)
  Equity in earnings of partnership................................................         83,801        406,900
  Gain on disposal of assets.......................................................          8,000        398,000
  Other income (expense), net......................................................         65,491       --
                                                                                     -------------  -------------
                                                                                            (1,122)       251,000
                                                                                     -------------  -------------
Loss before income taxes...........................................................     (2,183,083)    (1,164,800)
Income taxes.......................................................................         10,000         12,000
                                                                                     -------------  -------------
Net loss...........................................................................  $  (2,193,083) $  (1,176,800)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Basic and diluted loss per share...................................................  $       (0.14) $       (0.08)
                                                                                     -------------  -------------
                                                                                     -------------  -------------

        The accompanying notes are an integral part of these statements.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                     COMMON STOCK       ADDITIONAL
                                                    PREFERRED   ----------------------    PAID-IN    ACCUMULATED
                                                      STOCK       SHARES      AMOUNT      CAPITAL      DEFICIT        TOTAL
                                                    ---------   ----------  ----------  -----------  ------------  -----------
Balance at March 1, 1997..........................   $ 9,400     1,929,800  $  482,500  $12,334,900  $(7,018,400 ) $ 5,808,400
Preferred stock conversions to common stock.......    (9,400)   12,372,900   3,093,200    3,301,500      --          6,385,300
Recapitalization costs............................     --           10,000       2,500     (342,400)     --           (339,900)
Net loss..........................................     --           --          --          --        (1,176,800 )  (1,176,800)
Conversion of promissory note.....................     --          120,000      30,000       20,000      --             50,000
Purchase and retirement of common stock...........     --           (1,300)       (300)     --            (1,700 )      (2,000)
Issuance of warrants and options to non-
 employees........................................     --           --          --          132,200      --            132,200
Issuance of stock for dividends...................     --           26,000       6,500       45,500      --             52,000
Debt conversion costs.............................     --           --          --          404,800      --            404,800
                                                    ---------   ----------  ----------  -----------  ------------  -----------
Balance at February 28, 1998......................     --       14,457,400   3,614,400   15,896,500   (8,196,900 )  11,314,000
Net loss..........................................                                                    (2,193,083 )  (2,193,083)
Acquisition of Abtech Resources, Inc..............     --          285,061      71,265       96,921      --            168,186
Director compensation under stock award Plans.....     --           48,000      12,000       18,000      --             30,000
Stock options issued to non-employee Directors....     --           --          --           10,960      --             10,960
Conversion of convertible debt....................     --          460,000     115,000      (52,500)     --             62,500
Retirement of common stock........................     --           (7,967)     (2,041)      (6,021)     --             (8,062)
                                                    ---------   ----------  ----------  -----------  ------------  -----------
Balance at February 28, 1999......................   $ --       15,242,494  $3,810,624  $15,963,860  $(10,389,983) $ 9,384,501
                                                    ---------   ----------  ----------  -----------  ------------  -----------
                                                    ---------   ----------  ----------  -----------  ------------  -----------

         The accompanying notes are an integral part of this statement.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED FEBRUARY 28,
                                                                                         ------------------------
                                                                                            1999         1998
                                                                                         -----------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
  Net loss.............................................................................  $(2,193,083) $(1,176,800)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Equity in undistributed earnings of partnerships...................................        3,254     (290,000)
    Depreciation, depletion and amortization...........................................      748,076      743,200
    Gain on disposal of assets.........................................................       (8,000)    (398,000)
    Impairment of long-lived assets....................................................      236,707      --
    Noncash expenses, net..............................................................      632,206      516,200
    Other..............................................................................       12,223       19,800
    Net change in cash and cash equivalents resulting from changes in:
      Trade accounts receivable........................................................       66,270    1,927,900
      Inventories......................................................................       43,388      (66,500)
      Prepaid expenses and other current assets........................................       67,455       73,200
      Accounts payable.................................................................     (494,921)  (1,299,700)
      Accrued expenses and other liabilities...........................................     (115,464)     (56,300)
                                                                                         -----------  -----------
        Net cash used in operating activities..........................................   (1,001,889)      (7,000)
                                                                                         -----------  -----------
                                                                                         -----------  -----------
Cash flows from investing activities
  Capital expenditures.................................................................     (804,177)    (819,800)
  Proceeds from sale of property and partnership interests.............................      --         3,423,300
  (Increase) decrease in certificates of deposit.......................................    1,821,800   (2,750,000)
  Acquisitions of businesses...........................................................      (57,850)     (40,800)
  Collection of notes receivable.......................................................    1,385,882      270,500
  Other................................................................................      --           (12,500)
                                                                                         -----------  -----------
  Net cash provided by investing activities............................................    2,345,655       70,700
                                                                                         -----------  -----------
Cash flows from financing activities
  Decrease in restricted and escrowed cash.............................................      --             2,100
  Proceeds from borrowings.............................................................    1,267,674    2,672,000
  Payments on borrowings...............................................................   (2,879,971)  (2,608,700)
  Proceeds from issuance of common stock...............................................       52,424      --
  Other................................................................................      --           (18,800)
                                                                                         -----------  -----------
  Net cash provided by (used in) financing activities..................................   (1,559,873)      46,600
                                                                                         -----------  -----------
Net change in cash and cash equivalents................................................     (216,107)     110,300
Cash and cash equivalents at beginning of year.........................................      439,800      329,500
                                                                                         -----------  -----------
Cash and cash equivalents at end of year...............................................  $   223,693  $   439,800
                                                                                         -----------  -----------
                                                                                         -----------  -----------

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

1.  PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS

    The consolidated financial statements include the accounts of Gateway Energy Corporation and its wholly owned subsidiary companies, Gateway Pipeline Company ("GPC"), Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb Fuel Authority, L.L.C. and Gateway Processing Company, plus a small amount of activity in its two remaining joint ventures and one partnership. Based on its ownership, the Company proportionally consolidates its joint venture interests, and accounts for its partnership interest on the equity method. All significant intercompany transactions have been eliminated in consolidation.

    The Company owns and operates natural gas gathering, transportation and distribution systems and related facilities in Texas, Oklahoma and Louisiana, and offshore in state and federal waters of the Gulf of Mexico. The Company also operates a natural gas distribution company in Oklahoma.

2.  PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost, plus capitalized interest costs on major pipeline projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

    The Company accounts for its investment in oil and gas producing activities using the full cost method of accounting. Under this method of accounting, all costs, including indirect costs related to exploration and development activities, are capitalized as oil and gas property costs. These costs, and estimated future development costs, are accumulated in a single cost center and are amortized on an equivalent unit-of-production basis using total estimated proved oil and gas reserves. No gains or losses are recognized on the sale or disposition of oil and gas reserves, except for sales which include a significant portion of the total remaining reserves. The Company's net investment in oil and gas properties is subject to a ceiling limitation calculation that is based on the present value of future net revenues from estimated production of oil and gas reserves valued at current prices. Costs in excess of the ceiling limitation are charged to expense.

    The Company's primary intangible asset, its license for a patented process to remove nitrogen from streams of natural gas, is being amortized to expense over the average 17-year life of the underlying patents.

    Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount. See discussion at Note H.

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

6.  EARNINGS PER SHARE

    Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive. For 1999 and 1998, the diluted loss per common share is the same as basic since the effect of potentially dilutive common shares arising from convertible debt and outstanding stock options and warrants was anti-dilutive.

    The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share for 1999 and 1998 were 14,841,630 and 14,318,900, respectively.

7.  REVERSE STOCK SPLIT

    All references in the consolidated financial statements referring to common shares, options and warrants, and loss per common share amounts have been adjusted to give retroactive effect to a one for twenty-five reverse split effected on March 4, 1997, to holders of record on that date.

8.  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

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

    The subordinated notes are dated March 1, 1997, with an interest rate of 10%, payable quarterly. Annual equal principal payments begin on March 1, 2000, and continue through March 1, 2004. The aggregate subordinated notes had a
 .0436% interest in the cash distributions and liquidation proceeds of Castex LP after recovery of the Company's investment and the payment of any related income taxes. Payments totaling $20,000 were paid to holders of the subordinated notes in June 1998, representing their interest in the net after-tax proceeds from the sale of Castex.

NOTE C--ACQUISITIONS AND DIVESTITURES

    All acquisitions have been accounted for as purchases; operations of the companies and businesses acquired or disposed have been included in the accompanying consolidated financial statements from their respective dates of acquisition or through their respective dates of disposal.

FISCAL YEAR 1999

    The Company, through its wholly owned subsidiary, Gateway Processing Company, acquired Abtech Resources, Inc. ("Abtech") effective July 1, 1998 for $44,000 cash and 285,061 shares of common stock. The majority of Abtech's outstanding stock was owned by the Company's current chief executive officer.

    The acquisition was accounted for as a purchase and the purchase price was allocated to Abtech's principal asset, a License Agreement between Abtech and a company which owns a patented process for rejecting nitrogen from streams of natural gas. The License Agreement gives the Company the exclusive right to utilize this rejection process for conventional natural gas in the Permian Basin and for all coalbed methane or landfill gas in the continental United States.

    The Company is required to pay a license fee upon volumes processed through each unit so long as there are any unexpired patents covering the rejection technology. The Company must have installed or have commitments to install processing units with a stated minimum capacity as of December 31, 2002, to

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE C--ACQUISITIONS AND DIVESTITURES (CONTINUED)

maintain the exclusive rights to the process. Several projects that employ the patented technology are currently being evaluated for their investment potential.

    Had the acquisition of Abtech been effective as of March 1, 1998, the effect on the Company's revenues and net loss for fiscal year 1999 would not have been material.

FISCAL YEAR 1998

    In September 1997, the Company sold its limited partnership interest in Castex and other oil and gas producing properties for $3,152,000 in cash and a note receivable of $350,000 that was paid in full in April 1998. These assets had been classified as of February 28, 1997 as Assets Held For Sale. The transaction resulted in a gain of $180,100 which is reflected as gain on disposal of assets in the accompanying statement of operations.

    In September 1997, the Company entered into a Settlement Agreement with Shoreham Pipeline Company ("Shoreham"), a former joint venture partner, to dissolve all of the joint ventures between the Company and Shoreham and to settle litigation between the parties. Under the Agreement the Company transferred its interest in six operating joint ventures to Shoreham in exchange for $2,700,000 and Shoreham's interest in nine joint venture properties with an approximate fair value of $450,000. The Company also acquired Shoreham's 20% minority interest in Gateway Offshore Pipeline Company (formerly Shoreham Gathering Company) and transferred an offshore pipeline system to Shoreham as part of the settlement. Of the $2,700,000, $540,000 was paid at closing. The remaining balance was a note receivable of $2,160,000 which was payable in 24 equal monthly payments beginning December 1, 1997, with interest at 9% per annum. The note was without collateral. The Company recognized a gain on the transaction of $220,300, net of closing costs and legal fees. The net gain is reflected in gain (loss) on disposal of assets in the accompanying statement of operations for the fiscal year ended February 28, 1998. Shoreham was to complete the final accounting for all the joint ventures for June, July and August 1997 and make cash distributions as appropriate.

    The Company performed an audit of the final cash distributions from Shoreham in April 1998 and believed that cash distributions to the Company for June, July and August 1997 were substantially understated. The Company initiated legal proceedings to collect the remaining distributions to which it was entitled. Shoreham counterclaimed for monetary damages for certain matters also associated with the Settlement Agreement. Beginning July 1, 1998, Shoreham ceased making the scheduled payments required under the note.

    During October and November 1998 the companies entered into mediation to settle their disputes and avoid costly litigation. On November 24, 1998, the Company and Shoreham reached an agreement under which the Company received, in exchange for the prior note: (i) cash of $725,000; (ii) a note from Shoreham for $400,000 collateralized with certain properties currently owned by Shoreham, and; (iii) the release of a net profits interest in the Company's Shipwreck system. The Company began receiving payments toward this note during January 1999.

    General and administrative expenses for the fiscal year ended February 28, 1999 include $466,470 of charges for the write-off of amounts receivable from Shoreham, plus related legal fees for the period of $80,140. Interest expense for the period includes $34,451 for the write-off of interest income previously recognized on the Shoreham note receivable.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE C--ACQUISITIONS AND DIVESTITURES (CONTINUED)

    In January 1998, the Company reached an agreement to purchase the 1% minority interest of Fort Cobb, Caddo Gas Gathering Joint Venture and WestOK Marketing Joint Venture and terminate certain management agreements which would have expired October 31, 1999. The Company paid a total of $169,500, which included the minority interest plus $125,600 for the termination of agreements with a third-party management company. The termination cost has been included in general and administrative expense in the accompanying statement of operations for the fiscal year ended February 28, 1998.

PRO FORMA

    The following unaudited pro forma consolidated results of operations for the year ended February 28, 1998 assume that the fiscal 1998 transactions discussed occurred at the beginning of that year:

                                                                                   PRO FORMA
                                                                                  ------------
Revenues........................................................................  $  7,409,000
Net loss........................................................................    (2,353,400)
Basic and fully diluted loss per share..........................................         (0.16)

NOTE D--JOINT VENTURE OPERATIONS

    During fiscal year 1998, the Company participated in 17 natural gas gathering, processing or delivery joint ventures. All but one of the joint ventures were operated by the Company's joint venture partners. Management fees to the joint venture partners were a base fee plus a percentage of qualifying expenditures or a percentage of net operating income, as defined. The joint venture agreements contained provisions for increased income participation by the Company until specified payout levels were attained. The agreements had terms of one to ten years, with provision for earlier termination, along with buy-sell agreements in the event of termination. Fees paid to the joint venture partners were approximately $135,000 in 1998. As described in Note C, the Company dissolved 15 joint ventures with Shoreham in September 1997. As of February 28, 1999 and 1998, the Company was involved in two remaining joint venture arrangements with approximately $0.9 million of total net property and equipment included in the accompanying consolidated balance sheets.

NOTE E--NOTES PAYABLE

    The Company had no outstanding current notes payable as of February 28, 1999. Notes payable as of February 28, 1998 consist of the following:

                                                                                       1998
                                                                                    ----------
Operating line of credit..........................................................  $  338,000
Note payable to bank..............................................................     550,000
Other.............................................................................      27,300
                                                                                    ----------
                                                                                    $  915,300
                                                                                    ----------
                                                                                    ----------

    The Company's current operating line of credit agreement provides for maximum available borrowings of $0.5 million through February 2000. Interest is payable monthly at 6.0% per annum and principal is due on demand, or if no demand is made, at maturity. The line is collateralized by the Company's

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE E--NOTES PAYABLE (CONTINUED)

certificate of deposit. As of February 28, 1999, the Company had no balance outstanding under the credit agreement.

    As of February 28, 1998, the Company had a note payable to a bank for $550,000, due March 3, 1998 with interest at 6.7%. The note was collateralized by the Company's certificate of deposit. This note was repaid in full in March 1998.

NOTE F--LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                   FEBRUARY 28,
                                                              ----------------------
                                                                 1999        1998
                                                              ----------  ----------
Subordinated notes..........................................  $1,033,284  $1,005,600
Promissory notes............................................      --         595,500
Note payable to Pipeline Capital, Inc. ("PCI")..............     155,710     254,600
                                                              ----------  ----------
                                                               1,188,994   1,855,700
Less current maturities.....................................     116,368     671,200
                                                              ----------  ----------
                                                              $1,072,626  $1,184,500
                                                              ----------  ----------
                                                              ----------  ----------

SUBORDINATED NOTES

    In connection with the Recapitalization discussed in Note B, the Company issued subordinated promissory notes with a face amount of $1,171,700. The stated interest rate is 10% payable quarterly with equal annual principal payments beginning on March 1, 2000 and continuing through March 1, 2004. The Company calculated the fair market value of the notes to be $978,000 at March 1, 1997 and recorded the difference between fair value and the face amount as discount on subordinated notes. The discount is being amortized to interest expense using the interest method over the term of the subordinated notes. Such charge to interest expense was $27,671 and $27,700 for the years ended February 28, 1999 and 1998, respectively. As a result, the effective interest rate of the subordinated notes is 15%.

    The subordinated notes had an aggregate 4.36% interest in the proceeds of the sale of Castex after deducting the Company's investment in the limited partnership and taxes payable on any gain on disposal. The Company paid the subordinated noteholders $20,000 in June 1998 as a result of the September 1997 sale of its interest in Castex.

PROMISSORY NOTES

    During fiscal 1997, GPC issued $759,000 of convertible promissory notes, proceeds of which were used to repay bridge loans in connection with the purchase of Venture Resources, Inc. ("Venture"). The promissory notes were without collateral and bore interest at the rate of 10% per annum payable monthly. The principal sum of the promissory notes was due two years from the date of issuance. In fiscal 1998, the Company redeemed $214,000 of these convertible promissory notes at stated value plus accrued interest. The balance of the notes were redeemed during fiscal 1999 as discussed below.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE F--LONG-TERM DEBT (CONTINUED)

    The original conversion privileges of the Venture promissory notes allowed noteholders to convert at any time into common stock of the Company at a pre-reverse stock split price of $0.40 per share. The promissory notes did not contain the customary anti-dilution language to effect a change in the conversion price in the case of stock splits, stock dividends or other capitalization changes. As a result, in August 1997, certain noteholders tendered their promissory notes for conversion at $0.40 per share. In lieu of conversion, the Company and the noteholders agreed at that time to: (i) a one year extension on the notes; and (ii) a thirty-day window for conversion in the event the Company called the promissory notes as consideration for the noteholders not converting their notes.

    As a result of this agreement, the Company recorded debt conversion costs and a credit to paid-in capital of $306,800 which represents the difference in the market price of the Company's common stock on the date of the agreement and the conversion price of $0.40, multiplied by the number of shares issued upon conversion. Such conversion costs are reflected in interest expense and conversion costs in the accompanying statement of operations.

    The Company and the Noteholders disagreed as to the proper conversion price per share after giving effect to the one for twenty-five reverse split. In the opinion of Company's management and Board of Directors, the proper conversion price for the Venture promissory notes was $10.00 per share, after giving effect to the one for twenty-five reverse stock split.

    In October 1998, the Company and the noteholders reached an agreement whereby the Company exchanged outstanding convertible promissory notes, with principal and accrued interest through October 15, 1998 totaling $600,474, for cash of $537,974 and 460,000 shares of common stock. In addition, certain noteholders agreed to cancel a Subscription Agreement with attached Stock Purchase Rights and to reduce warrants issued to the noteholders from 200,000 to 40,000. This exchange had no impact on the statement of operations for fiscal 1999.

    In July 1996, the Company issued promissory notes to stockholders totaling $150,000. At the time of issuance 18,000 shares of common stock and warrants to purchase 36,000 shares of the Company's common stock at $3.00 per share were issued in full consideration for interest and commitment fees in connection with the notes. All principal payments were due July 25, 1998. As collateral for the notes, the Company pledged all of its ownership interests in three joint ventures. The notes were convertible to common stock at any time prior to July 25, 1998, at the rate of $5.00 per common share. The holders of the notes also agreed to guarantee the Operating Line of Credit in the aggregate amount of $150,000.

    In March, 1997, H & F Investments, a partnership comprised of two executive officers of the Company acquired one of the promissory notes for $50,000 and substituted their guarantee for $50,000 for the Operating Line of Credit. The Company subsequently repaid the promissory note in November 1997.

    In September 1997, a noteholder of a $50,000 promissory note and the Company agreed to amend the conversion price included in the original promissory note to $.4167 per share as consideration for the effect of the Recapitalization on the convertible promissory note. The noteholder elected to convert the note into 120,000 shares of the Company's common stock. The amendment of the original promissory note resulted in conversion costs of $28,000, equal to the difference in the market price of the Company's common stock and the conversion price on the date of the amendment multiplied by the 120,000 shares issued at conversion. Such conversion cost is reflected in interest expense in the accompanying statement of operations for the fiscal year ended February 28, 1998.

                   GATEWAY ENERGY CORPORATION AND SUSIDIARIES

NOTE F--LONG-TERM DEBT (CONTINUED)

    As a result of the effects of the Recapitalization on the convertible promissory notes, the Company and the noteholders of the remaining $50,000 of promissory notes agreed in December 1997 to amend the original promissory notes as follows:

    - The conversion price was changed to $0.25 per share.

    - The Company issued attached Stock Purchase Rights to acquire 50,000 additional common shares at $0.25 per share.

    - The Company issued detachable warrants to purchase 200,000 additional shares of common stock at a price of $0.53 per share, the market price on the amendment date.

    - The maturity date was extended to July 25, 2002, although the holders may exercise the conversion rights or exercise the Stock Purchase Rights or Warrants anytime after July 25, 1998.

    - In addition, the Company issued a subscription agreement allowing the noteholders to purchase $50,000 non-interest bearing convertible promissory notes due July 25, 2002. The notes were convertible at $0.25 per common share and include attached Stock Purchase Rights to acquire 50,000 additional shares at $0.25 per share. The subscription agreement expired July 25, 1998.

    The above amendments resulted in conversion costs to the Company of $125,600 which were amortized to interest expense through July 1998, the earliest exercise date. During the years ended February 28, 1999 and 1998, $78,500 and $47,100, respectively, has been charged to interest expense and included in the accompanying statements of operations.

NOTE PAYABLE TO PCI

    In April 1996, the Company issued a promissory note for $200,000 in payment of investment advisory and financing services. The note was without collateral, bore interest at the rate of 9% per annum and was payable in twenty-four equal monthly installments of $9,100 commencing April 1, 1996. The note was fully paid in February 1998.

AGGREGATE FUTURE MATURITIES

    Aggregate future maturities of long-term debt are as follows:

2000..............................................................  $ 116,368
2001..............................................................    273,670
2002..............................................................    234,328
2003..............................................................    234,328
2004..............................................................    234,328
Thereafter........................................................    234,328

NOTE G--SPONSORSHIP AGREEMENT

    The Company had an agreement with PCI, whereby PCI was to raise funds for the Company through private placements and public offerings of the Company's securities. In May 1996, the Company and PCI terminated their relationship and entered into a Settlement Agreement under the terms of which: (i) PCI executed a promissory note payable to the Company for $279,000 plus annual interest at 7%, representing

                   GATEWAY ENERGY CORPORATION AND SUSIDIARIES

NOTE G--SPONSORSHIP AGREEMENT (CONTINUED)

all advances to PCI through that date; (ii) the Company repurchased 56.25 shares of Series C preferred stock owned by PCI in exchange for a note for $480,000, payable $10,000 per month for the period from July 1, 1996 through June 1, 2000, and; (iii) the Company issued one share of Series O preferred stock to PCI, which was convertible into common shares and gave PCI certain other rights. Effective March 1, 1997, in connection with the recapitalization discussed in Note B, PCI exchanged its share of Series O preferred stock for 214,000 shares of the Company's common stock and canceled the promissory note of $298,700 due to the Company from PCI.

NOTE H--IMPAIRMENT EXPENSE

    During fiscal 1999, Gateway Processing Company participated as a non-operating working interest owner in the drilling of two natural gas wells. Each of the two wells was expected to yield high-nitrogen natural gas reserves and employ the Company's licensed nitrogen rejection process to meet pipeline specifications. Both wells were uneconomic and were abandoned. The accompanying consolidated statement of operations for the current fiscal year includes an impairment charge against earnings of $206,497 reflecting the abandonment of these projects.

    Additionally, during fiscal 1999, Gateway Pipeline Company abandoned several minor pipeline systems and recognized an aggregate impairment charge against earnings of $30,210.

NOTE I--INCOME TAXES

    The provision for income taxes for the years ended February 28, 1999 and 1998 consisted of the following:

                                                                            1999       1998
                                                                          ---------  ---------
Current.................................................................  $  10,000  $  12,000
Benefit of tax net operating loss carryforwards.........................     --         --
                                                                          ---------  ---------
Total...................................................................  $  10,000  $  12,000
                                                                          ---------  ---------
                                                                          ---------  ---------

    The differences between income taxes computed using the average statutory federal income tax rates of 34% and the provision for income taxes for the years ended February 28, 1999 and 1998 follow:

                                                                         1999         1998
                                                                      -----------  -----------
Taxes at statutory rate.............................................  $  (742,000) $  (396,000)
State income taxes, net of federal tax benefit......................        8,000        3,000
Increase in valuation allowance.....................................      688,000      172,000
Goodwill amortization and other nondeductible expenses..............       39,000      228,000
Other...............................................................       17,000        5,000
                                                                      -----------  -----------
                                                                      $    10,000  $    12,000
                                                                      -----------  -----------
                                                                      -----------  -----------

                   GATEWAY ENERGY CORPORATION AND SUSIDIARIES

NOTE I--INCOME TAXES (CONTINUED)

    The tax effects of the temporary differences that give rise to deferred tax assets and liabilities as of February 28, 1999 and 1998 follow:

                                                                          FEBRUARY 28,
                                                                    -------------------------
                                                                        1999         1998
                                                                    ------------  -----------
Deferred tax assets:
  Net operating loss carryforwards................................  $  1,303,000  $   618,000
  Property and equipment..........................................       365,000      257,000
  Other...........................................................        31,000      136,000
                                                                    ------------  -----------
                                                                       1,699,000    1,011,000
Valuation allowance...............................................    (1,699,000)  (1,011,000)
                                                                    ------------  -----------
                                                                    $    --       $   --
                                                                    ------------  -----------
                                                                    ------------  -----------

    The valuation allowance increased $688,000 in fiscal year 1999 and decreased $265,000 in 1998. The changes in both years result primarily from the increase in, or expiration of, net operating loss carryforwards.

    At February 28, 1999, the Company had approximately $3,832,000 federal net operating loss carryforwards which may be applied against future taxable income and which expire from 2000 through 2018.

NOTE J--STOCK-BASED BENEFIT PLANS

    The Company has stock option plans and several agreements under which key employees have been granted incentive and nonqualified stock options or warrants to purchase the Company's common stock. Generally, the options are exercisable within three years of the date of grant and expire ten years after the date of grant. All options or warrants issued have exercise prices of not less than 100% of the fair market value on date of grant.

    The following table is a summary of stock option activity and related information:

                                                  1999                          1998
                                      ----------------------------  ----------------------------
                                                 WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                       OPTIONS    EXERCISE PRICE     OPTIONS    EXERCISE PRICE
                                      ---------  -----------------  ---------  -----------------
Outstanding at beginning of year....    324,938      $    0.94         14,188      $    6.06
Granted.............................    110,000           0.39        310,750           0.72
Forfeited...........................    (14,188)          5.78         --             --
                                      ---------                     ---------
Outstanding at end of year..........    420,750           0.63        324,938      $    0.94
                                      ---------                     ---------
                                      ---------                     ---------
Options available for grant at end
  of year...........................    490,000                         7,000
                                      ---------                     ---------
                                      ---------                     ---------

                   GATEWAY ENERGY CORPORATION AND SUSIDIARIES

NOTE J--STOCK-BASED BENEFIT PLANS (CONTINUED)

    The following table summarizes information about options outstanding at February 28, 1999:

                                    OPTIONS OUTSTANDING
                    ---------------------------------------------------
                                  WEIGHTED AVERAGE                            OPTIONS EXERCISABLE
                                      REMAINING                          ------------------------------
     RANGE OF         NUMBER         CONTRACTUAL      WEIGHTED AVERAGE     NUMBER     WEIGHTED AVERAGE
  EXERCISE PRICE    OUTSTANDING      LIFE(YEARS)       EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
------------------  -----------  -------------------  -----------------  -----------  -----------------
$0.34 to 0.69          370,750             8.89           $    0.56         204,083       $    0.66
       1.19             50,000             8.05                1.19          50,000            1.19
                    -----------                                          -----------
$0.34 to 1.19          420,750             8.79                0.63         254,083            0.76
                    -----------                                          -----------
                    -----------                                          -----------

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

                                                                                 1999       1998
                                                                               ---------  ---------
Expected life in years.......................................................        8.0        8.1
Expected stock price volatility..............................................         75%        88%
Risk-free interest rate......................................................       5.65%      5.80%
Average fair value per option................................................  $    0.30  $    0.56

    For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the options' vesting period. The Company's pro forma information follows:

                                                                      1999           1998
                                                                  -------------  -------------
Net loss--as reported...........................................  $  (2,193,083) $  (1,176,800)
Net loss--pro forma.............................................     (2,198,283)    (1,353,500)
Basic and diluted net loss per share--as reported...............          (0.14)         (0.08)
Basic and diluted net loss per share--pro forma.................          (0.14)         (0.09)

NOTE K--OTHER EMPLOYEE BENEFIT PLAN

    Effective September 1, 1998, the Houston employees of the Company entered into an employee leasing agreement with Administaff, Inc. ("Administaff"). The employees of Fort Cobb also entered into an agreement with Administaff effective January 1, 1999. As part of the benefits package offered by Administaff, all eligible employees were offered enrollment in the Administaff 401(k) plan. Matching contributions for non-highly compensated employees began in January 1999, and matching contributions for highly compensated employees began March 31, 1999. The Company believes it is in compliance with ERISA and other laws which would govern the plan. Contributions to the Gateway 401(k) plan were discontinued in July 1998. The Company has requested a ruling from the IRS on the former Gateway plan

                   GATEWAY ENERGY CORPORATION AND SUSIDIARIES

NOTE K--OTHER EMPLOYEE BENEFIT PLAN (CONTINUED)

qualification status in order to allow employees to rollover investment balances into the new Administaff plan.

    Total Company contributions to both plans were $6,350 and $9,300 for the fiscal years ended February 28, 1999 and 1998, respectively.

NOTE L--LEASES

    The Company leases office space in Omaha, Nebraska and Houston, Texas under lease agreements expiring in August 1999, and January 2003, respectively. The lease in Houston is secured by a Letter of Credit issued by the Company in favor of the lessor in the amount of $84,264. The Letter of Credit is collateralized by the Company's short-term investment.

    The Company also has various month-to-month equipment operating leases. Rent expense from all leases totaled approximately $114,061 and $332,000 during 1999 and 1998 respectively.

    The following is a schedule by year of future minimum annual rental payments under noncancelable operating leases at February 28, 1999:

YEAR
----------------------------------------------------------------------------------
2000..............................................................................  $  196,778
2001..............................................................................     195,635
2002..............................................................................     125,450
2003..............................................................................     115,165
2004..............................................................................      10,335
Later years.......................................................................      --
                                                                                    ----------
                                                                                    $  643,363
                                                                                    ----------
                                                                                    ----------

NOTE M--COMMITMENTS AND CONTINGENCIES

    The Company is contingently obligated under a note agreement entered into in conjunction with its acquisition of a pipeline system. The contingent amount is payable on or before April 15, 2004. The amount that the Company ultimately pays will be calculated using a formula in the note agreement, and will depend upon achievement of certain asset performance goals. No amounts have been paid or accrued for this obligation as of February 28, 1999.

    The Company and its subsidiaries are parties to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims, will not be material to the consolidated financial statements. See Note T.

NOTE N--SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest was $184,559 and $256,000 in fiscal 1999 and 1998, respectively. Cash paid for state taxes, including franchise taxes, was $44,928 and $84,400 in fiscal 1999 and 1998, respectively.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE N--SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)

NONCASH INVESTING AND FINANCING ACTIVITIES

    See Note F for a discussion of the Company's convertible promissory notes. In October 1998, the Company and the noteholders reached an agreement whereby the Company exchanged outstanding convertible promissory notes, with principal and accrued interest through October 15, 1998 totaling $600,474, for cash of $537,974 and 460,000 shares of common stock. In addition, certain noteholders agreed to cancel a Subscription Agreement with attached Stock Purchase Rights and to reduce warrants issued to the noteholders from 200,000 to 40,000. This exchange had no impact on the statement of operations for fiscal 1999.

    During fiscal year 1998, the Company exchanged all of its outstanding preferred stock (except Series C) with a stated value of $17,731,300 plus accrued dividends of $908,600 for 12,158,900 shares of common stock, $1,171,700 of subordinated notes and 62,000 common stock purchase warrants. The Company also exchanged its Series C preferred stock issued to PCI for 214,000 shares of common stock and cancelled the promissory note of $298,700 due to the Company. The Company issued 10,000 shares of common stock in connection with certain costs of the Recapitalization. In addition, 26,000 shares of common stock were issued as payment for accrued dividends of $52,000.

    As described in Note C, during 1998, the Company sold its limited partnership interest in Castex and its oil and gas properties for $3,502,000. In connection with the sale, the Company accepted a note from the buyer for $350,000. The Company also entered into a settlement agreement with Shoreham whereby it transferred its interest in six operating joint ventures to Shoreham in return for a $2,160,000 note receivable, $540,000 in cash, interest in nine joint venture properties valued at $450,300 and Shoreham's 20% ownership in Gateway Offshore Pipeline Company ("Offshore"). Offshore's ownership of an offshore pipeline system was transferred to Shoreham as part of the settlement.

    During 1998, the Company converted a $50,000 promissory note into 120,000 shares of the Company's common stock.

NOTE O--FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    CASH AND CASH EQUIVALENTS, CERTIFICATE OF DEPOSIT AND NOTES RECEIVABLE: The carrying amounts of cash and cash equivalents, certificates of deposit and notes receivable approximate fair value because of the relatively short maturity or recent issuance of those instruments.

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

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE O--FINANCIAL INSTRUMENTS (CONTINUED)

    The estimated fair values of the Company's financial instruments are as follows:

                                                FEBRUARY 28, 1999               FEBRUARY 28, 1998
                                          -----------------------------   -----------------------------
                                            CARRYING        ESTIMATED       CARRYING        ESTIMATED
                                            AMOUNT OF     FAIR VALUE OF     AMOUNT OF     FAIR VALUE OF
                                             ASSETS          ASSETS          ASSETS          ASSETS
                                          (LIABILITIES)   (LIABILITIES)   (LIABILITIES)   (LIABILITIES)
                                          -------------   -------------   -------------   -------------
Financial assets:
  Cash and cash equivalents.............   $    223,693    $    223,693    $    439,800    $    439,800
  Certificates of deposit...............        928,200         928,200       2,750,000       2,750,000
  Notes receivable......................        385,465         385,465       2,239,500       2,239,500
Financial liabilities:
  Notes payable.........................       --              --              (915,300)       (915,300)
  Long term debt........................     (1,188,994)     (1,170,140)     (1,855,700)     (1,851,900)

NOTE P--SEGMENTS, MAJOR CUSTOMERS AND CONCENTRATIONS

    The company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in fiscal 1999 and has accordingly presented additional information about its operations for the current year. Information for fiscal 1998 has been restated from its original presentation to conform to the fiscal 1999 presentation. All of the Company's operations are in the domestic U.S. and in Texas and federal waters in the Gulf of Mexico.

    The Company's management reviews and evaluates the operations separately of three main segments--Onshore Operations, Offshore Operations and Fort Cobb Operations. Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance. Onshore operations include natural gas gathering and transportation activities in Texas, Oklahoma and Louisiana. Offshore Operations include natural gas gathering, transportation and processing activities in the Gulf of Mexico in Texas and federal waters. The principal markets for both of these segments are comprised of large intrastate pipeline companies. Fort Cobb Operations are comprised of a local natural gas distribution company in Oklahoma. This segment supplies natural gas to approximately 2,600 customers, principally for irrigation and crop drying fuel for farming cooperatives, and residential fuel.

    The accounting policies of the reportable segments are the same as those described in Note A to the Consolidated Financial Statements. The Company evaluates the segments based on operating margins, defined as revenues less cost of purchased gas and operating and maintenance expenses. Such amounts are before general and administrative expense, interest income or expense or income taxes. Inter-segment sales are eliminated.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE P--SEGMENTS, MAJOR CUSTOMERS AND CONCENTRATIONS (CONTINUED)

    Summarized financial information of the Company's reportable segments is presented below, for fiscal years ended February 28:

                                                                                  1999          1998
                                                                              ------------  ------------
    ONSHORE OPERATIONS
Revenues....................................................................     4,826,931     5,814,395
Operating margin............................................................       970,994       630,202
Depreciation and amortization...............................................       463,347       425,448
Total assets................................................................     6,554,339     5,905,397

    OFFSHORE OPERATIONS
Revenues....................................................................       697,547        35,715
Operating margin............................................................       171,606      (173,533)
Depreciation and amortization...............................................       122,656        70,562
Total assets................................................................     1,979,969     1,311,295

    FORT COBB OPERATIONS
Revenues....................................................................     2,126,319     1,558,890
Operating margin............................................................       528,926       177,684
Depreciation and amortization...............................................       162,073       133,880
Total assets................................................................     2,729,802     2,974,258

    SOLD OPERATIONS
Revenues....................................................................       --          3,271,700
Operating margin............................................................       --            730,447
Depreciation and amortization...............................................       --            113,310
Total assets................................................................       --          5,195,050
    TOTAL
Revenues....................................................................     7,650,797    10,680,700
Operating margin............................................................     1,671,526     1,364,800
Depreciation and amortization...............................................       748,076       743,200
Total assets................................................................    11,264,110    15,386,000

    The disclosure related to sold operations includes joint ventures sold to Shoreham and the Company's equity in the operations of Castex. See additional discussion of the operations sold at Note C to the Consolidated Financial Statements.

    The following table sets forth the Company's major customers and their percent of total revenue:

                                                                                  1999   1998
                                                                                  ----   ----
Owens Corning Fiberglas Corporation.............................................   17%    11%
Dart Container Corporation......................................................   12%     9%
Tennessee Gas Pipeline Company..................................................  --      21%

    The Company's natural gas pipeline operations have a concentration of customers in the natural gas transmission, distribution and petrochemical industries. These concentrations of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that the customers may be

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE P--SEGMENTS, MAJOR CUSTOMERS AND CONCENTRATIONS (CONTINUED)

similarly affected by the changes in economic or other conditions. The Company's accounts receivable are generally not collateralized.

    The Company has three certificates of deposit with a financial institution totaling $928,200. The balances are insured by the Federal Deposit Insurance Corporation up to $284,264. The Company has collateralized certain loans at this financial institution with these time deposits. The Company believes it is not exposed to any significant credit risk. The Company also has a collateralized note receivable from its former joint venture partner totaling $385,465 at February 28, 1999. All payments are current and the Company expects no future collection problems.

NOTE Q--NON-EMPLOYEE COMMON STOCK OPTIONS AND WARRANTS

    In fiscal 1999, the Company cancelled 200,000 common stock warrants at $0.53 and reissued 40,000 warrants at $0.53 in connection with the settlement with the convertible promissory noteholders discussed in Note F. Additionally, it issued 20,000 options at $0.625 to non-employee directors. The balance outstanding at Feburary 28, 1999 includes 201,176 warrants at $3.00 that expired on March 1, 1999.

    During fiscal 1998, the Company issued common stock warrants in connection with various debt issuances and for services provided. The warrants entitled the holders to purchase shares of the Company's common stock at prices ranging from $2.50 to $11.25 per share and were exercisable at various dates through April 2000. In conjunction with the Recapitalization, the exercise price for substantially all warrants outstanding at March 1, 1997 was modified to $3.00 per share. Warrants with expiration dates prior to March 1, 1999, were extended to that date.

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

    The following is a summary of the status of the Company's non-employee options and warrants for fiscal 1999 and 1998:

                                                           1999                                 1998
                                            -----------------------------------  -----------------------------------
                                                              WEIGHTED AVERAGE                     WEIGHTED AVERAGE
                                            OPTIONS/WARRANTS   EXERCISE PRICE    OPTIONS/WARRANTS   EXERCISE PRICE
                                            ----------------  -----------------  ----------------  -----------------
Outstanding at beginning of year..........        660,800         $    1.71            208,800         $    6.32
Issued....................................         20,000              0.63            452,000              0.87
Cancelled.................................       (200,461)             0.55           (208,800)             6.32
Reissued..................................         40,000              0.53            208,800              3.00
                                                 --------                             --------
Outstanding at end of year................        520,339              2.02            660,800              1.71
                                                 --------                             --------
                                                 --------                             --------

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE Q--NON-EMPLOYEE COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

    The following table summarizes information about options and warrants outstanding at February 28, 1999:

                                                                  OPTIONS/WARRANTS OUTSTANDING AND EXERCISABLE
                                                             ------------------------------------------------------
                                                                 NUMBER       WEIGHTED AVERAGE
                                                              OUTSTANDING         REMAINING
                                                                  AND            CONTRACTUAL      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                                      EXERCISABLE       LIFE (YEARS)       EXERCISE PRICE
-----------------------------------------------------------  --------------  -------------------  -----------------
$0.53 to 0.63..............................................       100,000              6.68           $    0.56
 1.19 to 1.25..............................................       151,188              5.69                1.25
 3.00......................................................       269,151              0.72                3.00
                                                                  -------
$0.53 to 3.00..............................................       520,339              3.31                2.02
                                                                  -------
                                                                  -------

NOTE R--FOURTH QUARTER ADJUSTMENTS

    Aggregate year end adjustments recorded in the fourth quarter reduced net earnings by approximately $236,707, and included $206,497 of impairment of oil and gas assets, and $30,210 of impairment of certain pipeline assets. See Note H.

NOTE S--INVESTMENT IN CASTEX LP

    The following presents summarized financial information of Castex LP carried at equity in fiscal 1998. The Company sold its equity investment in September 1997; accordingly, 1998 operating financial information is for the six months ended August 1997.

                                                                                      1998
                                                                                  ------------
Condensed Statement of Operations:
Operating revenue...............................................................  $  5,209,400
Operating profit................................................................     1,863,200
Net earnings....................................................................       611,900

    The Company's equity in earnings of Castex was $307,200 in 1998, and is included in equity in earnings of partnerships in the consolidated statements of operations.

    The Company's equity investment in Castex constituted substantially all of the Company's oil and gas operations in fiscal 1998; accordingly, 1998 oil and gas disclosures relate only to the Company's equity in Castex through the date of sale of its equity investment. The Company's equity in costs incurred in oil and gas producing activities by Castex LP was approximately $7,854,000 for 1998.

NOTE T--SUBSEQUENT EVENT

    On September 23, 1994, an action was filed in District Court of Milam County, Texas entitled STANLEY ROSENTHAL V. SHOREHAM PIPELINE COMPANY. Mr. Rosenthal alleged that he had an agreement with Shoreham Pipeline to provide natural gas from a gas gathering system known as the Rockdale System. Shoreham Pipeline and the Company acquired the Rockdale System on October 1, 1994 through a joint venture managed and operated by Shoreham Pipeline. Mr. Rosenthal alleged that Shoreham Pipeline failed to provide natural gas to him causing alleged damage to him. Mr. Rosenthal alleged fraud, negligent

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTE T--SUBSEQUENT EVENT (CONTINUED)

misrepresentation, breach of contract, unlawful discrimination and violations of the Texas Deceptive Trade Practices Act.

    In August 1996, Mr. Rosenthal joined the Company as a defendant. Company management and its counsel believed that a contract did not exist between Rosenthal and Shoreham Pipeline and consequently Mr. Rosenthal could not have been damaged in the manner which he alleged. Nonetheless, on May 20, 1999 following a trial on the issues, the jury in the action awarded actual damages to Mr. Rosenthal in the amount of $1,656,072 and exemplary damages and damages under the Texas Deceptive Trade Practices Act which when tripled represent $1,500,000 against each of Shoreham Pipeline and the Company. Counsel for the Company expects the court to enter judgment on the jury verdict on June 17, 1999.

    Under the terms of the conveyance of the Rockdale System between Shoreham Pipeline and the Company, the Company believes it is entitled to indemnification from Shoreham Pipeline for the total amount of damages assessed against the Company. It is not known at this time whether Shoreham Pipeline has sufficient assets to pay such indemnification. The Company and its counsel also believe that numerous errors occurred during the trial providing substantial grounds for appeal to the Texas Court of Appeals. The Company intends to vigorously pursue the appeal and any remand of the action for retrial. The Company cannot predict at this time what exposure it may ultimately have as a result of the judgment.