Form 10QSB
period 1999-05-31
GATEWAY ENERGY CORP/NE
filed 1999-07-15
CIK 40194

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended May 31, 1999

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the transition period from
                             __________to __________

                           Commission File No. 1-4766
                                              ----------

                           GATEWAY ENERGY CORPORATION
    ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                  44-0651207
------------------------------          ------------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
incorporation or organization)

                          500 Dallas Street, Suite 2615
                                Houston, TX 77002
                    (Address of principal executive offices)

         Issuer's telephone number:  (713) 336-0844


     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
   ----  ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of July 12, 1999, the Issuer had 15,242,494 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes    No  X
                                                   ----  ----

                                  FORM 10-QSB


                                    PART I


ITEM  1.    FINANCIAL STATEMENTS

                                                                       Page
            Unaudited Consolidated Balance Sheet
            as of May 31, 1999.                                         3

            Unaudited Consolidated Statements of Operations for
            the three months ended May 31, 1999
            and May 31, 1998.                                           4

            Unaudited Consolidated Statements of Cash Flows for
            the three months ended May 31, 1999
            and May 31, 1998.                                           5

            Notes to Consolidated Financial Statements                  6

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MAY 31, 1999
(UNAUDITED)


ASSETS
CURRENT ASSETS
   Cash and cash equivalents................................................    $     148,285
   Certificates of deposit..................................................          939,576
   Trade accounts receivable................................................          733,834
   Notes receivable, current portion .......................................           68,565
   Inventories .............................................................           77,868
   Prepaid expenses and other assets .......................................          122,780
                                                                                -------------
        Total current assets................................................        2,090,908
                                                                                -------------

PROPERTY AND EQUIPMENT-AT COST
   Gas gathering, processing and transportation.............................        9,854,450
   Equipment and office furniture...........................................          722,085
                                                                                -------------
                                                                                   10,576,535
   Less accumulated depreciation............................................       (2,675,304)
                                                                                -------------
                                                                                    7,901,231
                                                                                -------------

OTHER ASSETS
   Notes receivable, less current portion...................................          294,833
   Equity investment in partnership.........................................          303,679
   Other....................................................................          356,967
                                                                                -------------
                                                                                      955,479
                                                                                -------------
                                                                                $  10,947,618
                                                                                -------------
                                                                                -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable.........................................................    $     689,605
   Accrued expenses and other liabilities...................................          104,348
   Current maturities of long-term debt.....................................          116,368
                                                                                -------------
        Total current liabilities...........................................          910,321
                                                                                -------------

LONG-TERM DEBT, LESS CURRENT MATURITIES.....................................        1,047,964
                                                                                -------------

STOCKHOLDERS' EQUITY
   Common stock- $0.25 par value; 17,500,000 shares
   Authorized; 15,242,494 shares issued and outstanding......................       3,810,624
   Additional paid-in capital...............................................       15,963,859
   Accumulated deficit......................................................      (10,785,150)
                                                                                -------------
                                                                                    8,989,333
                                                                                -------------
                                                                                $  10,947,618
                                                                                -------------
                                                                                -------------


The accompanying notes are an integral part of this statement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                   THREE MONTHS ENDED MAY 31,
                                                                   -------------------------
                                                                      1999           1998
                                                                  ------------   ------------
Operating revenues
   Natural gas sales............................................. $  1,042,305   $  1,364,300
   Transportation and processing.................................      324,706        167,200
   Other.........................................................       52,183          4,430
                                                                  ------------   ------------
                                                                     1,419,194      1,535,930
Operating costs and expenses
   Cost of natural gas purchased.................................      830,962      1,093,900
   Operation and maintenance.....................................      285,962        274,100
   Depreciation and amortization.................................      147,258        177,800
   General and administrative....................................      557,452        535,100
                                                                  ------------   ------------
                                                                     1,821,634      2,080,900
                                                                  ------------   ------------
Operating loss...................................................     (402,440)      (544,970)

Other income (expense)
   Interest income...............................................       20,820         79,600
   Interest expense..............................................      (39,127)      (112,800)
   Equity in earnings of partnership.............................       20,072         22,570
   Other income (expense), net...................................        5,620              -
                                                                  ------------   ------------
                                                                         7,385        (10,630)
                                                                  ------------   ------------
Loss before income taxes.........................................     (395,055)      (555,600)
Income taxes.....................................................          112          1,000
                                                                  ------------   ------------
Net loss......................................................... $   (395,167)  $   (556,600)
                                                                  ------------   ------------
                                                                  ------------   ------------

Basic and diluted loss per share................................. $      (0.03)  $      (0.04)
                                                                  ------------   ------------
                                                                  ------------   ------------

      The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                   THREE MONTHS ENDED MAY 31,
                                                                                  ---------------------------
                                                                                     1999            1998
                                                                                  -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS

Cash flows from operating activities
   Net loss................................................................       $  (395,167)    $  (556,600)
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
      Equity in undistributed earnings of partnerships.....................           (13,683)         (1,040)
      Depreciation, depletion and amortization.............................           147,258         177,800
      Non-cash expenses, net...............................................             6,918          54,000
      Other................................................................             3,455          (8,060)
      Net change  in cash and cash
         equivalents, resulting from changes in:
         Trade accounts receivable.........................................           106,696           4,100
         Inventories.......................................................               444           2,400
         Prepaid expenses and other current assets.........................            38,014          69,100
         Accounts payable..................................................           127,226          52,900
         Accrued expenses and other liabilities............................           (23,888)        (41,200)
                                                                                  -----------     -----------
              Net cash used in operating activities........................            (2,727)       (246,600)
                                                                                  -----------     -----------

Cash flows from investing activities
      Capital expenditures.................................................           (51,792)       (305,000)
      Collections of notes receivable......................................            22,067         558,800
      (Increase) decrease in certificate of deposit........................           (11,376)      1,379,900
      Other................................................................                 -          15,300
                                                                                  -----------     -----------
              Net cash from (used in) investing activities.................           (41,101)      1,649,000
                                                                                  -----------     -----------

Cash flows from financing activities
      Proceeds from borrowings.............................................                 -         120,000
      Payments on borrowings...............................................           (31,580)     (1,036,500)
                                                                                  -----------     -----------
              Net cash used in financing activities........................           (31,580)       (916,500)
                                                                                  -----------     -----------

      Net change in cash and cash equivalents..............................           (75,408)        485,900
      Cash and cash equivalents at beginning of period.....................           223,693         439,800
                                                                                  -----------     -----------

      Cash and cash equivalents at end of period...........................       $   148,285     $   925,700
                                                                                  -----------     -----------
                                                                                  -----------     -----------

       The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (1)      Principles of Consolidation and Nature of Business

         The consolidated financial statements include the accounts of Gateway Energy Corporation and its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb Fuel Authority, L.L.C. and Gateway Processing Company, plus a small amount of activity in its two remaining joint ventures and one partnership. Based on its ownership, the Company proportionally consolidates its joint venture interests, and accounts for its partnership interest on the equity method. All significant intercompany transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements have been prepared by the Company, without audit. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1999. Certain minor reclassifications to the prior period statements have been made to conform with the May 31, 1999 presentation.

         The Company owns and operates natural gas gathering, transportation and distribution systems and related facilities in Texas, Oklahoma and Louisiana, and offshore in state and federal waters of the Gulf of Mexico. The Company also operates a natural gas distribution company in Oklahoma.

         (2)      Earnings Per Share

         Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive. For the three-month periods ended May 31, 1999 and 1998, the diluted loss per common share is the same as basic since the effect of potentially dilutive common shares arising from convertible debt and outstanding stock options and warrants was anti-dilutive.

         The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share for the three-month periods ended May 31, 1999 and 1998 were 15,242,494 and 14,454,700, respectively.

         (3)      Notes Payable

         The Company had no outstanding current notes payable as of May 31, 1999, but had borrowing capacity available under its operating line of credit. The line of credit provides for maximum borrowings of $500,000 through February 2000. Interest is payable monthly at 6.4% per

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

annum and principal is due on demand, or if no demand is made, at maturity. The line is collateralized by the Company's certificate of deposit.

(4)      Commitments and Contingencies

         In the Company's Form 10-KSB for the fiscal year ended February 28, 1999, it reported a jury verdict rendered against it in an action entitled STANLEY ROSENTHAL V. SHOREHAM PIPELINE CO., ET AL. On May 20, 1999, the jury in the action awarded actual damages to Mr. Rosenthal in the amount of $1,656,072 and exemplary damages and damages under the Texas Deceptive Trade Practices Act which when tripled represent $1,500,000 against each of Shoreham Pipeline Company and the Company.

         A final order has not yet been entered by the Court, although it appears that the non-compensatory damage portion of the judgement will be reduced from $1,500,000 to $750,000. The Company intends to file a motion for new trial. If that motion is denied, then a notice of appeal will be filed following entry of the final order. The Company and counsel believe that the Company has significant grounds for appeal and should ultimately prevail.

         (5)      Long-term Debt

         Long-term debt at May 31, 1999 consists of the following:

                           Subordinated notes                                                   $   1,040,202
                           Note payable to PCI                                                        124,130
                                                                                                 ------------
                                                                                                    1,164,332
                           Less current maturities                                                    116,368
                                                                                                 ------------
                                                                                                   $1,047,964
                                                                                                 ------------
                                                                                                 ------------

     (6) Supplemental Disclosures of Cash Flow Information

         Cash paid during the periods is as follows:


                                                                                Three Months Ended May 31,
                                                                                --------------------------
                                                                                1999                  1998
                                                                          ----------------      ---------------
                                           Interest                       $         32,926      $        48,400
                                           Income taxes                              2,955               12,400

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

THREE MONTHS ENDED MAY 31, 1999 COMPARED TO MAY 31, 1998

TOTAL OPERATIONS

         The following table sets forth information for the three months ended May 31, 1999 and 1998:


                                                              1999             1998
                                                         --------------   --------------
         Revenues......................................  $    1,419,194    $   1,535,930
         Operating margins.............................         302,270          167,930
         Depreciation..................................         147,258          177,800

         Operating margins for the three months ended May 31, 1999 increased
$134,000 compared to the same period of the prior year. In fiscal 2000 the Company continues to focus on enhancing the profitability of its existing systems by reviewing and renegotiating marketing contracts, when appropriate, and controlling operating and maintenance costs through internal, rather than third-party, management. Onshore and Offshore Operations margins increased
$135,000 and $54,000, respectively, partially offset by a decrease in Fort Cobb margins of $55,000. These segments are discussed individually below in greater detail. The change in depreciation is due primarily to a reevaluation and extension of the useful lives of some of the Company's pipeline assets.

ONSHORE OPERATIONS

         The following table sets forth information for the three months ended
May 31, 1999 and 1998:

                                                             1999              1998
                                                        ---------------   --------------
         Revenues...................................... $     1,149,575   $    1,293,828
         Operating margins.............................         328,690          193,718
         Depreciation..................................          85,917          107,610

         Operating margins for onshore operations increased in the first quarter of the fiscal year by $135,000 over the same period of the prior year. The main increases were due to new throughput volumes on the Company's Leleux system in Louisiana, and operations enhancements on the Waxahachie system in Texas, partially offset by the impact of throughput declines on several systems.

OFFSHORE OPERATIONS

         The following table sets forth information for the three months ended May 31, 1999 and 1998:


                                                              1999             1998
                                                          --------------   --------------
         Revenues........................................ $      120,925   $       46,109
         Operating margins...............................         28,908          (24,886)
         Depreciation....................................         21,252           29,621

         Operating margins for offshore operations increased in the first quarter of the fiscal year by $54,000 over the same period of the prior year, and are directly related to throughput volumes. The Company is actively evaluating several opportunities offshore in the Gulf of Mexico.

FORT COBB OPERATIONS

         The following table sets forth information for the three months ended
May 31, 1999 and 1998:
                                                               1999             1998
                                                          -------------    --------------
         Revenues........................................ $     148,694    $      195,993
         Operating margins...............................       (55,328)             (902)
         Depreciation....................................        40,089            40,569

         Operating margins for Fort Cobb operations decreased in the first quarter of the fiscal year by $54,000 over the same period of the prior year primarily due to declines in volumes delivered to local farmers for crop irrigation fuel.

OPERATIONS SUPPORT

         The following table sets forth information for the three months ended
May 31, 1999 and 1998:
                                                               1999             1998
                                                          -------------    --------------
         General and administrative...................... $     557,452    $      535,100
         Interest income.................................        20,820            79,600
         Interest expense................................       (39,127)         (112,800)
         Other income (expense)..........................         5,620                 -

         General and administrative expenses for the three months ended May 31, 1999 and 1998 are both higher than normal due, respectively, to the legal costs associated with the Rosenthal litigation and the settlement of issues with Shoreham Pipeline Company, the Company's former joint venture partner. The increase in general and administrative expense between the two periods reflects additional employee costs, plus consulting expense incurred to review and evaluate potential opportunities available to the Company.

         Interest income varies directly with the balance on deposit in the Company's certificate of deposit and short-term money market accounts.

         Interest expense for the prior period included $53,000 of debt conversion costs.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities totaled $2,727 for the three months ended May 31, 1999, compared to $246,600 for the same period last year. The improvement is directly attributable to the increase in operating margins between the two periods which is discussed by segment in the preceding section.

         The Company has cash and cash equivalents and certificates of deposit totaling $1,087,861 at May 31, 1999. Additionally, the Company has in place an operating line of credit with a bank for maximum borrowings of up to $500,000, with no balance outstanding as of May 31, 1999. The Company's long-term debt to total capitalization ratio was approximately 10%, which should provide opportunity for the Company to utilize conventional long-term financing to fund acquisition or construction projects.

         Absent acquisitions or significant development projects, the Company will continue to fund its operations through internally generated funds and available cash and the certificates of deposit. The Company believes its cash flows from operations and available cash and certificates of deposit will be sufficient to fund its ongoing operations for the foreseeable future. Any significant property acquisitions or development projects will require outside project financing.

FACTORS AFFECTING FUTURE RESULTS

         The Company's strategies for enhancing stockholder value include, among other things: (i) focusing on gathering, processing, transporting and marketing of natural gas; (ii) expanding the Company's asset base in core geographic areas; (iii) developing a niche that will create demand for our services, and;
(iv) acquiring or constructing properties in one or more new core areas.

         The Company must provide services to its customers, primarily producers, at a competitive price. Therefore, in order to be successful the Company must contain its costs in line with industry competitors. The Company's access to reasonably priced long-term capital will have a significant effect on its ability to acquire additional properties to increase operating margins sufficiently to cover its fixed overhead costs. The Company believes that its low debt, available cash reserves and experienced operating management will allow the Company to access capital and find properties which can provide attractive returns. However, there can be no assurance that the Company will be successful in this endeavor.

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

         The Company's operations are also significantly affected by factors which are outside the control of the Company. Gas gathering and processing is dependent on throughput volume. Throughput on the Company's systems is significantly dependent on natural gas production which is affected by natural gas prices as prices affect the willingness of producers to invest the required capital to obtain geological and geophysical information, drill development or exploratory wells, and to rework or maximize production on existing wells. Natural gas prices have recently stabilized at levels which should provide adequate incentive to producers; however, there is no assurance that such prices will remain at current levels, and that producers will continue to react positively to the current prices.

         The Company's revenues, particularly in its retail operations, are also affected by weather. Much of the retail demand is for crop irrigation and drying. Heavy precipitation in the growing season and hot, dry weather in the fall can significantly reduce demand for natural gas in the Company's retail service areas.

YEAR 2000 ISSUES

         The Year 2000 issue refers to the inability of computers, software or embedded microchips to reliably recognize, process and retain dates subsequent to December 31, 1999. The Company is assessing its risks of business disruption from the Year 2000 issue and has determined the following:

    - The Company's systems are not now fully compliant, but are currently being updated and will be made fully compliant before September 30, 1999.

    -    The costs to address remaining Year 2000 issues are nominal.

    - The risk to the Company due to the lack of preparedness of its business partners does not appear to be material.

The Company does not believe that its state of preparedness, or that of its business partners, will have a material effect on its operations.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

                  In the Company's Form 10-KSB for the fiscal year ended February 28, 1999, it reported a jury verdict rendered against it in an action entitled STANLEY ROSENTHAL V. SHOREHAM PIPELINE CO., ET AL. On May 20, 1999, the jury in the action awarded actual damages to Mr. Rosenthal in the amount of $1,656,072 and exemplary damages and damages under the Texas Deceptive Trade Practices Act which when tripled represent $1,500,000 against each of Shoreham Pipeline Company and the Company.

                  A final order has not yet been entered by the Court, although it appears that the non-compensatory damage portion of the judgement will be reduced from $1,500,000 to $750,000. The Company intends to file a motion for new trial. If that motion is denied, then a notice of appeal will be filed following entry of the final order. The Company and counsel believe that the Company has significant grounds for appeal and should ultimately prevail.

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  a)  Exhibits:

                         11     Statement re Computation of Per Share Earnings.
                         21     Subsidiaries
                         27     Financial Data Schedule.

                  b)  Reports on Form 8-K:

                      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GATEWAY ENERGY CORPORATION

                                         /s/ Michael T. Fadden
                                         -------------------------------------
                                         President and Chief Executive Officer


                                         /s/ Scott D. Heflin
                                         -------------------------------------
                                         Chief Financial Officer and Treasurer



       July 15, 1999
--------------------
(Date)