Form 10QSB
period 1999-08-31
GATEWAY ENERGY CORP/NE
filed 1999-10-15
CIK 40194

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 1999

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                        For the transition period from
                            __________to __________

                          Commission File No. 1-4766
                                             ----------------


                          GATEWAY ENERGY CORPORATION
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


        Delaware                                       44-0651207
-----------------------------           ------------------------------------
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

        As of October 14, 1999, the Issuer had 15,312,262 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes  X  No
                                                   -----  -----

                                  FORM 10-QSB
                                    PART I
ITEM  1. FINANCIAL STATEMENTS

                                                                        Page
         Unaudited Consolidated Balance Sheet
         as of August 31, 1999.                                           3

         Unaudited Consolidated Statements of Operations for
         the three months and six months ended August 31, 1999
         and August 31, 1998.                                             4

         Unaudited Consolidated Statements of Cash Flows for
         the six months ended August 31, 1999
         and August 31, 1998.                                             5

         Notes to Consolidated Financial Statements                       6

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AUGUST 31, 1999
(UNAUDITED)

ASSETS
Current Assets
   Cash and cash equivalents.....................................  $     41,831
   Certificates of deposit.......................................       951,483
   Trade accounts receivable.....................................     1,028,013
   Notes receivable, current portion.............................         7,537
   Inventories ..................................................        74,529
   Prepaid expenses and other assets ............................       126,208
                                                                   ------------
        Total current assets.....................................     2,229,601
                                                                   ------------

Property and Equipment  - at cost
   Gas gathering, processing and transportation..................    10,021,820
   Equipment and office furniture................................       660,361
                                                                   ------------
                                                                     10,682,181
   Less accumulated depreciation.................................     2,853,108
                                                                   ------------
                                                                      7,829,073
                                                                   ------------
Other Assets
   Notes receivable, less current portion........................       119,791
   Equity investment in partnership..............................       320,973
   Other.........................................................       351,633
                                                                   ------------
                                                                        792,397
                                                                   ------------
                                                                    $10,851,071
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable..............................................  $  1,076,038
   Notes payable.................................................       233,500
   Current maturities of long-term debt..........................       116,368
   Accrued expenses and other liabilities........................        27,686
                                                                   ------------
        Total current liabilities................................     1,453,592
                                                                   ------------

Long-term Debt, less current maturities..........................     1,027,180
                                                                   ------------

Stockholders' Equity
   Common stock-  $0.25 par value; 17,500,000 shares
       authorized; 15,312,262 shares issued and outstanding......     3,828,066
   Additional paid-in capital....................................    15,961,417
   Accumulated deficit...........................................   (11,419,184)
                                                                   ------------
                                                                      8,370,299
                                                                   ------------
                                                                   $ 10,851,071
                                                                   ============

The accompanying notes are an integral part of this statement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                         THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                             AUGUST 31,                              AUGUST 31,
                                                 ---------------------------------       ---------------------------------
                                                      1999               1998                1999                1998
                                                 -------------       -------------       -------------       -------------
Operating revenues
    Natural gas sales ....................        $ 1,654,712         $ 2,166,900         $ 2,697,017         $ 3,497,700
    Transportation and processing ........            240,817             361,500             565,523             528,800
    Other ................................             47,932               5,903             100,115              10,234
                                                  -----------         -----------         -----------         -----------
                                                    1,943,461           2,534,303           3,362,655           4,036,734
Operating costs and expenses
    Cost of natural gas purchased ........          1,255,101           1,535,600           2,086,063           2,596,000
    Operation and maintenance ............            282,692             328,400             568,654             602,500
    Depreciation and amortization ........            237,137             185,400             384,395             363,100
    General and administrative ...........            491,485             709,500             999,615           1,244,600
    Settlement of Rosenthal lawsuit ......            314,655                   -             363,977                   -
                                                  -----------         -----------         -----------         -----------
                                                    2,581,070           2,758,900           4,402,704           4,806,200
                                                  -----------         -----------         -----------         -----------
Operating loss ...........................           (637,609)           (224,597)         (1,040,049)           (769,466)

Other income (expense)
    Interest income ......................             19,111              71,200              39,931             150,700
    Interest expense .....................            (40,353)            (85,400)            (79,480)           (198,200)
    Equity in earnings of partnership ....             23,904              20,497              43,976              43,066
    Other income (expense), net ..........                800                   -               6,420                   -
                                                  -----------         -----------         -----------         -----------
                                                        3,462               6,297              10,847              (4,434)
                                                  -----------         -----------         -----------         -----------
Loss before income taxes .................           (634,147)           (218,300)         (1,029,202)           (773,900)
Income taxes .............................               (112)              4,400                   -               5,300
                                                  -----------         -----------         -----------         -----------
Net loss .................................        $  (634,035)        $  (222,700)        $(1,029,202)        $  (779,200)
                                                  ===========         ===========         ===========         ===========


Basic and diluted loss per share .........        $     (0.04)        $     (0.02)        $     (0.07)        $     (0.05)
                                                  ===========         ===========         ===========         ===========






        The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                              SIX MONTHS ENDED AUGUST 31,
                                                                               1999                1998
                                                                            -----------         -----------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS

Cash flows from operating activities
   Net loss ........................................................        $(1,029,202)        $  (779,200)
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
      Equity in undistributed earnings of partnerships .............            (37,587)              1,264
      Depreciation and amortization ................................            384,395             363,100
      Non-cash expenses, net .......................................             13,835             106,936
      Assignment of notes receivable to settle Rosenthal lawsuit ...            213,607                   -
      Other ........................................................              1,187              (8,000)
      Net change  in cash and cash
         equivalents, resulting from changes in:
         Trade accounts receivable .................................           (187,483)           (466,800)
         Inventories ...............................................              3,783              23,200
         Prepaid expenses and other current assets .................             49,586             (12,700)
         Accounts payable ..........................................            469,523              31,700
         Accrued expenses and other liabilities ....................            (56,414)             16,900
                                                                            -----------         -----------
              Net cash used in operating activities ................           (174,770)           (723,600)
                                                                            -----------         -----------

Cash flows from investing activities
      Capital expenditures .........................................           (222,798)           (408,700)
      Property retirements .........................................             20,240                   -
      Acquisition of business ......................................                  -             (44,000)
      Collections of notes receivable ..............................             44,531             646,400
      (Increase) decrease in certificate of deposit ................            (23,283)          1,350,000
                                                                            -----------         -----------
              Net cash from (used in) investing activities .........           (181,310)          1,543,700
                                                                            -----------         -----------

Cash flows from financing activities
      Proceeds from borrowings .....................................            233,500             341,300
      Payments on borrowings .......................................            (59,282)         (1,294,600)
                                                                            -----------         -----------
              Net cash used in financing activities ................            174,218            (953,300)
                                                                            -----------         -----------

      Net change in cash and cash equivalents ......................           (181,862)           (133,200)
      Cash and cash equivalents at beginning of period .............            223,693             439,800
                                                                            -----------         -----------

      Cash and cash equivalents at end of period ...................        $    41,831         $   306,600
                                                                            ===========         ===========

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

         The accompanying consolidated financial statements have been prepared by the Company, without audit. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1999. Certain minor reclassifications to the prior period statements have been made to conform with the August 31, 1999 presentation.

         The Company owns and operates natural gas gathering, transportation and distribution systems and related facilities in Texas, Oklahoma and Louisiana, and offshore in state and federal waters of the Gulf of Mexico. The Company also operates a natural gas distribution company in Oklahoma.

         (2)   Earnings Per Share

         Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive. For the three-month and six-month periods ended August 31, 1999 and 1998, the diluted loss per common share is the same as basic since the effect of potentially dilutive common shares arising from convertible debt and outstanding stock options and warrants was anti-dilutive.

         The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share for the three-month periods ended August 31, 1999 and 1998 and the six-month periods ended August 31, 1999 and 1998 were 15,259,936, 14,659,800, 15,251,215, and 14,557,300, respectively.

         (3)   Notes Payable

         The Company has an operating line of credit with a bank that provides for maximum borrowings of $500,000 through February 2000. Interest is payable monthly at 6.4% per

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

annum and principal is due on demand, or if no demand is made, at maturity. The line is collateralized by the Company's certificate of deposit. At August 31, 1999, the Company had available borrowing capacity under the line of credit totaling $266,500.

         (4)   Commitments and Contingencies

         In its Form 10-KSB for the fiscal year ended February 28, 1999, the Company reported on a legal action entitled STANLEY ROSENTHAL V. SHOREHAM PIPELINE COMPANY, which was filed in District Court of Milam County, Texas on September 23, 1994. Mr. Rosenthal alleged that he had an agreement with Shoreham Pipeline Company to provide natural gas from a gas gathering system known as the Rockdale System. Shoreham Pipeline and the Company acquired the Rockdale System on October 1, 1994 through a joint venture managed and operated by Shoreham Pipeline. Mr. Rosenthal alleged that Shoreham Pipeline failed to provide natural gas to him causing alleged damage to him. Mr. Rosenthal alleged fraud, negligent misrepresentation, breach of contract, unlawful discrimination and violations of the Texas Deceptive Trade Practices Act ("TDTPA").

         In August 1996, Mr. Rosenthal joined the Company as a defendant. Company management and its counsel believed that a contract did not exist between Rosenthal and Shoreham Pipeline and consequently Mr. Rosenthal could not have been damaged in the manner that he alleged. Nonetheless, on May 20, 1999 following a trial on the issues, the jury in the action awarded actual damages to Mr. Rosenthal in the amount of $1,656,072 and exemplary damages and damages under the TDTPA which when tripled represented $1,500,000 against each of Shoreham Pipeline and the Company. A final judgment was entered on July 28, 1999 as noted above, except that no TDTPA damages were awarded, but exemplary damages were allowed in the amount of $750,000 against each of Shoreham Pipeline and the Company.

         On September 13, 1999, in an attempt to avoid further costly litigation, the Company entered into mediation with Rosenthal and Shoreham to settle all claims between the parties. As a result of the mediation, Rosenthal agreed to dismiss the Company from the lawsuit, and the Company and Rosenthal agreed to release each other from any and all claims related to the aforementioned action. In consideration, the Company agreed to assign without recourse its right to receive payments for the monthly periods from October 1, 1999 through November 1, 2001 to which it is entitled under its note receivable from Shoreham dated November 18, 1998 in the original principal amount of $400,000. Such payments include interest at an annual rate of 7% and total $249,662. The Company will retain its right to receive the payments, totaling $124,831, due for the monthly periods from December 1, 2001 through December 1, 2002. In addition, the Company and Shoreham have agreed to release each other from any claims or controversies that exist or may arise from the lawsuit. The execution of the final documents and the filing of the releases with the court is expected within 15 days.

         The accompanying financial statements reflect a charge to earnings for $213,607 reflecting the assignment to Rosenthal of the principal portion of the note receivable from Shoreham, plus related legal fees for the three-month and six-month periods ended August 31, 1999 of $101,048 and $150,370, respectively.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          (5)     Long-term Debt

         Long-term debt at August 31, 1999 consists of the following:

                           Subordinated notes                       $1,047,119
                           Note payable to PCI                          96,429
                                                                    ----------
                                                                     1,143,548
                           Less current maturities                     116,368
                                                                    ----------
                                                                    $1,027,180
                                                                    ==========

         (6)      Supplemental Disclosures of Cash Flow Information

         Cash paid during the periods is as follows:


                                                                SIX MONTHS ENDED AUGUST 31,
                                                                ---------------------------
                                                                  1999             1998
                                                                -------          --------
                                  Interest                      $66,468          $117,600
                                  Income taxes                    5,359            12,400

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

THREE MONTHS ENDED AUGUST 31, 1999 COMPARED TO AUGUST 31, 1998

TOTAL OPERATIONS

         The following table sets forth information for the three months ended August 31, 1999 and 1998:


                                                               1999             1998
                                                            -----------      -----------
         Revenues....................................       $ 1,943,461      $ 2,534,303
         Operating margins...........................           405,668          670,303
         Depreciation................................           237,137          185,400

         Operating margins for the three months ended August 31, 1999 decreased $265,000 compared to the same period of the prior year. Onshore operations margins increased $64,000 while Offshore operations margins declined $133,000 and Fort Cobb margins declined $196,000. In fiscal 2000 to-date, the lower oil and gas prices of last year and the resultant level of offshore drilling and development have negatively impacted the Company. Additionally, operating margins from Fort Cobb were lower than last year as relatively wetter weather delayed the summer irrigation season. The Company continues to focus on enhancing the profitability of its existing systems by reviewing and renegotiating marketing contracts, when appropriate, and controlling operating and maintenance costs through internal, rather than third-party, management. Operating costs for the period declined $46,000 from the same quarter of the prior year. The Company also continues to actively pursue acquisition opportunities that would provide attractive returns utilizing creative financing options. The segments are discussed individually below in greater detail. The change in depreciation is due primarily to year-to-date expense adjustments recognized in the second quarter.

ONSHORE OPERATIONS

         The following table sets forth information for the three months ended August 31, 1999 and 1998:


                                                                1999             1998
                                                            -----------      -----------
         Revenues....................................       $ 1,312,404      $ 1,318,493
         Operating margins...........................           315,881          251,472
         Depreciation................................           148,344          115,158

         Operating margins for onshore operations increased in the second quarter of the fiscal year by $64,000 over the same period of the prior year. The main increases were due to new throughput volumes on the Company's Leleux system in Louisiana, and additional volumes on the Waxahachie system in Texas, partially offset by the impact of throughput fluctuations on several systems.

OFFSHORE OPERATIONS

         The following table sets forth information for the three months ended August 31, 1999 and 1998:


                                                                1999             1998
                                                            -----------      -----------
         Revenues....................................       $    90,885      $   240,557
         Operating margins...........................           (10,533)         122,229
         Depreciation................................            45,299           30,361

         Operating margins for offshore operations decreased $133,000 in the second quarter of the fiscal year compared to the same period of the prior year, and are directly related to throughput volumes. Because many exploration companies curtailed capital spending programs when oil prices fell to record lows in the fall of 1998, development drilling by unaffiliated producers did not offset normal production declines during the period. Since oil prices have rebounded to more reasonable levels, the Company expects to see an increase in the level of drilling by producers in the Gulf of Mexico, which is likely to impact favorably its offshore operations.

FORT COBB OPERATIONS

         The following table sets forth information for the three months ended August 31, 1999 and 1998:


                                                               1999             1998
                                                            -----------      -----------
         Revenues....................................       $   540,172      $   975,253
         Operating margins...........................           100,320          296,602
         Depreciation................................            43,494           39,881

         Operating margins for Fort Cobb operations decreased in the second quarter of the fiscal year by $196,000 compared to the same period of the prior year primarily due to declines in volumes delivered to local farmers for crop irrigation fuel. Since last year Fort Cobb has added some industrial customers that are expected to increase the fall and winter loads on the utility.

OPERATIONS SUPPORT

         The following table sets forth information for the three months ended August 31, 1999 and 1998:


                                                                1999             1998
                                                            -----------      -----------
         General and administrative..................       $   491,485      $   709,500
         Settlement of Rosenthal lawsuit.............           314,655                -
         Interest income.............................            19,111           71,200
         Interest expense............................           (40,353)         (85,400)
         Equity in partnership.......................            23,904           20,497
         Other income (expense)......................               800                -

         General and administrative expenses for the three months ended August 31, 1999 declined $218,000 from the same period last year. The decline is mainly due to last year's expense of moving the Company's corporate offices to Houston and lower current year legal and other administrative costs.

         Costs of settlement of the Rosenthal lawsuit include the related legal fees and are described in Note 4 to the Consolidated Financial Statements.

         Interest income varies directly with the balance on deposit in the Company's certificate of deposit and short-term money market accounts.

         Interest expense for the prior period included $25,143 of debt conversion costs, and $19,000 related to promissory notes no longer outstanding.

SIX MONTHS ENDED AUGUST 31, 1999 COMPARED TO AUGUST 31, 1998

TOTAL OPERATIONS

         The following table sets forth information for the six months ended August 31, 1999 and 1998:


                                                               1999              1998
                                                            -----------      -----------
         Revenues....................................       $ 3,362,655      $ 4,036,734
         Operating margins...........................           707,938          838,234
         Depreciation................................           384,395          363,100

         Operating margins for the six months ended August 31, 1999 decreased $130,000 compared to the same period of the prior year. In fiscal 2000 the Company continues to focus on enhancing the profitability of its existing systems by reviewing and renegotiating marketing contracts, when appropriate, and controlling operating and maintenance costs through internal, rather than third-party, management. Onshore operations margins increased $199,000 while offshore operations margins declined $79,000 and Fort Cobb margins declined $250,000. These segments are discussed individually below in greater detail.

ONSHORE OPERATIONS

         The following table sets forth information for the six months ended August 31, 1999 and 1998:


                                                                1999             1998
                                                            -----------      -----------
         Revenues....................................       $ 2,461,979      $ 2,578,822
         Operating margins...........................           644,571          445,193
         Depreciation................................           234,261          222,668

         Operating margins for onshore operations increased in the first half of the fiscal year by $199,000 over the same period of the prior year. The main increases were due to new throughput volumes on the Company's Leleux system in Louisiana, and additional volumes on the Waxahachie system in Texas, partially offset by the impact of throughput fluctuations on several systems.

OFFSHORE OPERATIONS

         The following table sets forth information for the six months ended August 31, 1999 and 1998:


                                                                1999             1998
                                                            -----------      -----------
         Revenues....................................       $   211,810      $   286,666
         Operating margins...........................            18,375           97,342
         Depreciation................................            66,551           59,982

         Operating margins for offshore operations decreased in the first half of the fiscal year by $79,000 from the same period of the prior year, and are directly related to throughput volumes. Because many exploration companies curtailed capital spending programs when oil prices fell to record lows in the fall of 1998, development drilling by unaffiliated producers did not offset normal production declines during the period. Since oil prices have rebounded to more reasonable levels, the Company expects to see an increase in the level of drilling by producers in the Gulf of Mexico, which is likely to impact favorably its offshore operations.

FORT COBB OPERATIONS

         The following table sets forth information for the six months ended August 31, 1999 and 1998:


                                                                1999             1998
                                                            -----------      -----------
         Revenues....................................       $   688,866      $ 1,171,246
         Operating margins...........................            44,992          295,699
         Depreciation................................            83,583           80,450

         Operating margins for Fort Cobb operations decreased in the first half of the fiscal year by $250,000 from the same period of the prior year primarily due to declines in volumes delivered to local farmers for crop irrigation fuel. Since last year Fort Cobb has added some industrial customers that are expected to increase the fall and winter loads on the utility.

OPERATIONS SUPPORT

         The following table sets forth information for the six months ended August 31, 1999 and 1998:


                                                               1999             1998
                                                            -----------      -----------
         General and administrative..................       $   999,615      $ 1,244,600
         Settlement of Rosenthal lawsuit.............           363,977                -
         Interest income.............................            39,931          150,700
         Interest expense............................           (79,480)        (198,200)
         Equity in partnership.......................            43,976           43,066
         Other income (expense)......................             6,420                -

         General and administrative expenses for the six months ended August 31, 1999 declined $245,000 from the same period last year. The decline is mainly due to last year's expense of moving the Company's corporate offices to Houston and the legal costs related to settlement of issues with Shoreham Pipeline Company, the Company's former joint venture partner.

         Costs of settlement of the Rosenthal lawsuit include the related legal fees and are described in Note 4 to the Consolidated Financial Statements.

         Interest income varies directly with the balance on deposit in the Company's certificate of deposit and short-term money market accounts.

         Interest expense for the prior period included $78,500 of debt conversion costs, and $37,000 related to promissory notes no longer outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities totaled $174,770 for the six months ended August 31, 1999, compared to $723,600 for the same period last year, mainly due to changes in current operating assets and liabilities. The $130,000 decline in operating margins was virtually offset by lower general and administrative expenses and other.

         The Company has cash and cash equivalents and certificates of deposit totaling $993,314 at August 31, 1999. The Company has in place an operating line of credit with a bank for maximum borrowings of up to $500,000, with available borrowing capacity as of August 31, 1999 of $266,500, which is collateralized by the Company's certificate of deposit. The Company's long-term debt to total capitalization ratio at the end of the period was approximately 11%, which should provide opportunity for the Company to finance acquisition or construction projects.

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

         In order to generate long-term value for its stockholders the Company must enhance its core assets and acquire additional midstream assets. There are many companies participating in the midstream segment of the natural gas industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow.

         The Company believes that it will be able to compete in this environment and find attractive investments which compliment its existing properties; however, it is not possible to predict competition or the effect this will have on the Company's operations.

         The Company's operations are also significantly affected by factors which are outside the control of the Company. Gas gathering and processing is dependent on throughput volume. Throughput on the Company's systems is significantly dependent on natural gas production which is affected by natural gas prices as prices affect the willingness of producers to invest the required capital to obtain geological and geophysical information, drill development or exploratory wells, and to rework or maximize production on existing wells. Natural gas prices have recently stabilized at levels which should provide adequate incentive to producers; however, there is no assurance that such prices will remain at current levels, and that producers will continue to react positively to the current prices. The Company's revenues, particularly from its retail operations, are also affected by weather. Much of the retail demand is for crop irrigation and drying. Heavy precipitation in the growing season and warmer, drier weather in the fall can significantly reduce demand for natural gas in the Company's retail service areas.

YEAR 2000 ISSUES

         The Year 2000 issue refers to the inability of computers, software or embedded microchips to reliably recognize, process and retain dates subsequent to December 31, 1999. The Company has assessed its risks of business disruption from the Year 2000 issue by reviewing all hardware and software in use, remediating when necessary, and testing the corrected applications. All such applications in use by the Company are Year 2000 ready. Due to the redundancy inherent in the Company's gas supply structure, the risk to the Company due to lack of preparedness of business partners does not appear to be material. The Company does not believe that its state of preparedness, or that of its business partners, will have a material effect on its operations.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         See Note 4 to the Consolidated Financial Statements for a discussion of the September 13, 1999 settlement of STANLEY ROSENTHAL V. SHOREHAM PIPELINE COMPANY.


ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)  Exhibits:

                11       Statement Regarding Computation of Per Share Earnings.
                27       Financial Data Schedule.

         b) Reports on Form 8-K:

            September 13, 1999 -- Settlement of STANLEY ROSENTHAL V. SHOREHAM PIPELINE COMPANY.

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



    October 15, 1999
---------------------------
(Date)