Form 10KSB
period 1999-12-31
GATEWAY ENERGY CORP/NE
filed 2000-03-29
CIK 40194

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                   FORM 10-KSB
                  / /   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                  /X/  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT OF 1934
         For the transition period from March 1, 1999 to December 31, 1999
                           Commission File No. 1-4766
                           --------------------------
                           GATEWAY ENERGY CORPORATION
                 (Name of small business issuer in its charter)

             DELAWARE                                          44-0651207
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                          Identification Number)


                   500 DALLAS STREET, SUITE 2615, HOUSTON, TX 77002
                 (Address and Zip Code of principal executive offices)
                                  (713) 336-0844
                           (Issuer's telephone number)
                                  --------------

               Securities registered under Section 12(b) of the Exchange Act:

          Title of each class        Name of each exchange on which registered
          None                                            None
          Securities registered under Section 12(g) of the Exchange Act:
                           COMMON STOCK, $0.25 PAR VALUE
                                (Title of Class)
                                 --------------

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     X      No
                                 --------      --------

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Issuer's revenues for the most recent fiscal period ended December 31, 1999, were $5,979,413.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of March 24, 2000 was $3,900,856. The number of shares outstanding of the issuer's common equity as of March 24, 2000, was 15,312,208.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated by reference into the indicated parts of this Annual Report to the extent specified in such parts:

Part III of this Annual Report incorporates by reference information in the Proxy Statement for the Annual Meeting of Stockholders of Gateway Energy Corporation to be held on May 25, 2000.

Transitional Small Business Disclosure Format (check one):   Yes        No  X
                                                                 ----      ----


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

         On November 4, 1999 the Board of Directors approved a change in the Company's fiscal year-end from February 28/29 to December 31. Accordingly, this report covers the period from March 1, 1999 through December 31, 1999, and prior period data are presented for the comparable period of the prior year. Fiscal year 1999 refers to the twelve months ended February 28, 1999.

         In the following discussion, "Mcf" refers to thousand cubic feet of natural gas; "Bbl" refers to barrel, of approximately 42 U.S. gallons; "Btu" refers to British thermal unit, a common measure of the energy content of natural gas; "MMBtu" refers to millions of British thermal units.

DESCRIPTION OF BUSINESS

         The Company owns and operates natural gas gathering, transportation and distribution systems and related facilities in Texas, Oklahoma and Louisiana, and offshore in state and federal waters of the Gulf of Mexico. These systems include approximately 900 miles of pipeline ranging in size from 2" to 20" with a combined daily throughput capacity of approximately 500 million cubic feet. The Company gathers natural gas from producing properties owned by others and transports that gas to primary transmission pipelines. In some cases, the Company assumes title along with possession of the gas and sells the gas to a marketing company or markets directly to end users, including agricultural, residential, industrial and commercial users, under "back-to-back" purchase and sale contracts designed to minimize commodity risk. Otherwise the Company transports the gas for a fee per MMBtu. Sometimes the Company owns and sells natural gas liquids from a portion of the gas streams, an additional source of revenue. For the ten months ended December 31, 1999, approximately 66% of the Company's operating margin was generated under purchase and sale contracts and approximately 34% of the operating margin was generated by fee-based contracts.

         During fiscal year 1999 the Company acquired Abtech Resources, Inc. ("Abtech") and its license on a patented process that efficiently rejects nitrogen from natural gas streams. The Company, through Gateway Processing Company, intends to exploit this niche by owning and operating gas treating plants and related facilities, and by acquiring working interests in high nitrogen natural gas reserves where necessary to assist in creating demand for the Company's treating services. See additional information on the acquisition of Abtech in Note B to the Consolidated Financial Statements.

         Because the Company's operating margin is generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported, or is generated under back-to-back purchase and sales contracts, the Company's operating margin is relatively insensitive to the commodity prices of natural gas and oil. The primary impact on the Company of the level of gas and oil commodity prices is their impact on drilling activities. High prices tend to generate cash flow and thus enthusiasm for producers to accelerate drilling; low prices tend to have the opposite effect.

BUSINESS GROWTH STRATEGY

         The Company's growth strategy is to increase earnings and cash flows through the enhancement of existing systems and facilities, to construct or acquire additional pipelines, plants and facilities and to expand its marketing efforts. The Company also intends to exploit the license that it has to process high-nitrogen natural gas as a result of its acquisition of Abtech.

         During the ten months ended December 31, 1999 the Company enhanced its existing systems by rehabilitating pipelines and facilities to preserve strategic throughput capabilities, by responding to the needs of producers and customers and aggressively marketing the Company's services, by continuing to provide reliable service at reasonable cost and thereby attracting additional business, and by controlling the Company's operating costs.

         Should the future price of natural gas motivate significant exploration and exploitation drilling, the Company would benefit further from its presence in proven productive areas, both onshore and offshore in the Gulf Coast region. With a current throughput volume at less than 10% of the Company's maximum daily throughput capacity, the Company believes that it will be able to solicit a significant amount of new marketing and transportation business.

         Successful implementation of the Company's growth strategy will depend on maintaining an upward trend in earnings and cash flow, and in part on its ability to secure relatively lower cost conventional financing. With a long-term debt-to-total capitalization ratio of approximately 9%, and with aggressively managed cash flows, the Company expects to be able to secure conventional growth capital financing at a lower cost than that to which it has previously had access. The Company is actively analyzing its inventory of projects, and intends to focus its efforts on those with the maximum potential to provide growth capital and return to shareholders. Funds from operations, combined with borrowed capital, will be invested in the acquisition or construction of additional income producing assets.

DISSOLUTION OF JOINT VENTURES

         During fiscal year 1998 the Company entered into a Settlement Agreement with Shoreham Pipeline Company ("Shoreham") to dissolve all of the joint ventures between the Company and Shoreham and to settle litigation between the parties. The Settlement Agreement provided for, among other things, a promissory note for $2,160,000, due in twenty-four monthly installments beginning December 1, 1997. Beginning July 1, 1998, Shoreham ceased making the scheduled payments required under the note.

         During October and November 1998 the companies entered into mediation to settle their disputes and avoid costly litigation. On November 24, 1998, the Company and Shoreham reached an agreement under which the Company received, in exchange for the previous note: (i) cash of $725,000; (ii) a note from Shoreham for $400,000, collateralized with certain properties currently owned by Shoreham, and; (iii) the release of a net profits interest in the Company's Shipwreck system. The Company began receiving payments toward this note during January 1999. A portion of the receipts due to the Company under this note have been assigned in conjunction with the settlement of the Rosenthal lawsuit as described in ITEM 3 - LEGAL PROCEEDINGS.

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

MAJOR CUSTOMERS AND SUPPLIERS

         The Company purchases natural gas from numerous producers and suppliers, and during the ten months ended December 31, 1999 two major oil and gas companies supplied 63% and 23% of its total gas purchased. During the period, all customers with sales exceeding 10% are industrial customers. Gross sales as a percentage of total revenue to these customers for the ten months ended December 31, 1999 and 1998 and the fiscal year ended February 28, 1999 are as follows:


                                                                    DECEMBER 31,                    FEBRUARY 28,
                                                        --------------------------------------
                                                              1999                 1998                 1999
                                                        -----------------    -----------------    -----------------
Owens Corning Fiberglas Corporation................           17%                 17%                  17%
Aurora Natural Gas LLC.............................           16%                  7%                   8%
Dart Container Corporation.........................           15%                 12%                  12%



         Although these sales constitute a significant portion of total revenues, they do not represent a significant portion of operating margin because of back-to-back purchase contracts to supply these major customers. The Company believes that a loss of a major supplier or customer could be readily replaced and would not have a material adverse effect on its financial statements.

COMPETITION

         The natural gas industry is highly competitive. The Company competes against other companies in the gathering, transporting, and marketing business for gas supplies and for customers. Competition for gas supplies is primarily based on the availability of transportation facilities, service and satisfactory price. In marketing, there are numerous competitors, including affiliates of intrastate and interstate pipelines, major producers, and local and national gatherers, brokers, and marketers. Most competitors have capital resources greater than the Company and control greater supplies of gas. Competition for marketing customers is primarily based on reliability and the price of delivered gas.

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

         Fort Cobb Fuel Authority LLC ("Fort Cobb") is a local distribution company subject to the regulations of the Oklahoma Corporation Commission ("OCC"). The OCC regulates the prices to the customer based on the cost of investment, operating and maintenance expense, cost of purchased gas and rates of return. Fort Cobb's rates to customers were last approved by the OCC in 1993; Fort Cobb has not filed for an increase in rates since that time. During 2000 the Company intends to file for an increase in its tariff rates. The OCC also regulates construction and safety of the distribution system.

ENVIRONMENTAL AND SAFETY CONCERNS

         The Company's operations are subject to environmental risks normally incident to the operation and construction of pipelines, plants, and other facilities for gathering, processing, treating, transporting and distributing natural gas. In most instances, the regulatory requirements relate to the discharge of substances into the environment and include controls such as water and air pollution control measures. Environmental laws and regulations may require the acquisition of a permit before certain activities may be conducted. Further, these laws and regulations may limit or prohibit activities on certain lands lying within wilderness areas, wetlands, areas providing habitat for certain species, or other protected areas. The properties are also subject to other federal, state, and local laws covering the handling, storage, or discharge of materials used by the Company, or otherwise relating to protection of the environment, safety, and health.

         Management believes the Company has obtained, and is in current compliance with, all necessary and material permits and that its operations are in substantial compliance with applicable material governmental regulations.

EMPLOYEES

         As of December 31, 1999, the Company had 22 full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

ONSHORE PROPERTIES

         The Company owns 16 operating systems in Texas, Louisiana and Oklahoma. The systems generally gather and transport natural gas under back-to-back purchase and sales arrangements or for a fee per unit of production transported; however, one is a 14 mile delivery system which transports natural gas for sale to industrial users in Ellis County, Texas. The Company also owns interests in 6 systems through two joint ventures located in Louisiana and Texas and a partnership in Oklahoma which gather and transport natural gas under fee arrangements.

         The systems are properly maintained and are capable of transporting natural gas under prescribed pressures. At December 31, 1999, the Company's onshore systems were comprised of approximately 148 miles of 2" to 10" pipelines and related compressors, meters, regulators, valves and equipment. Effective January 1, 2000, the Company entered into contracts for sale of two non-core properties for an aggregate $1.1 million to two unrelated buyers. One property was an undivided joint venture interest in a Louisiana pipeline system partnership. The other property was a pipeline system in south Texas. See Note P to the consolidated financial statements.

OFFSHORE PROPERTIES

         Gateway Offshore Pipeline Company owns pipelines, a related 140' x 70' operating platform, and an onshore terminal facility (the "Crystal Beach" facility) that services producers primarily in Texas offshore waters and Galveston Bay. These systems and related facilities are in shallow water and provide the Company the capacity to separate and dehydrate gas in large volumes and to transport the natural gas and condensate to various markets. The Company's offshore systems consist of approximately 137 miles of 4" to 20" diameter pipelines and related equipment which transport natural gas and condensate primarily under fee-based contracts.

FORT COBB PROPERTIES

         Fort Cobb is a local distribution company serving approximately 2,350 agricultural and residential customers in Caddo and Washita counties in Oklahoma. Fort Cobb owns and operates approximately 600 miles of 1" to 4" pipeline and related meters, regulators, valves, rights-of-way and easements, all normally associated with distribution systems.

SYSTEM CAPACITY

         The capacity of a pipeline is primarily a function of its diameter and length and its inlet and outlet pressures. Based upon normal operating pressures, the Company's systems have a daily throughput capacity of over 500,000 Mcf per day which significantly exceeds the current daily throughput of approximately 30,000 Mcf per day.

         The Crystal Beach facility referred to above has a storage capacity of approximately 40,000 Bbls and, with minor modifications, has a throughput capacity of 5,000 Bbls of condensate per day. Additional tankage and related facilities could be added on adjacent land owned by the Company.

CORPORATE PROPERTY

         In addition to the operating properties described above, the Company leases office space and owns certain office equipment in its corporate office located at 500 Dallas Street, Suite 2615, Houston, Texas 77002.

ITEM 3.  LEGAL PROCEEDINGS

         In its Form 10-KSB for the fiscal year ended February 28, 1999, the Company reported on a legal action entitled STANLEY ROSENTHAL V. SHOREHAM PIPELINE COMPANY, which was filed in District Court of Milam County, Texas on September 23, 1994. In its Form 8-K dated September 13, 1999 the Company reported the resolution of the lawsuit.

         On September 13, 1999 the Company entered into mediation with Rosenthal and Shoreham to settle all claims between the parties. As a result of the mediation, Rosenthal agreed to dismiss the Company from the lawsuit, and the Company and Rosenthal agreed to release each other from any and all claims related to the aforementioned action. In consideration, the Company agreed to assign without recourse its right to receive payments for the monthly periods from October 1, 1999 through November 1, 2001 to which it is entitled under its note receivable from Shoreham dated November 18, 1998 in the original principal amount of $400,000. Such payments include interest at an annual rate of 7% and total $249,662. The Company will retain its right to receive the payments, totaling $124,831, due for the monthly periods from December 1, 2001 through December 1, 2002. In addition, the Company and Shoreham have agreed to release each other from any claims or controversies that exist or may arise from the lawsuit.

         The financial statements of the Company for the ten months ended December 31, 1999 include a charge to general and administrative expenses for $395,414 representing the assignment of the principal portion of the note receivable from Shoreham of $213,607 and the related legal fees.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's common stock is traded on the over-the-counter market in the bulletin board section under the symbol GNRG. The prices shown reflect the highest and lowest prices for the Company's common stock for the periods indicated.


               QUARTER ENDED                                                HIGH       LOW
               -------------                                                ----       ---
               March 31, 1999 ...................................          $0.44      $0.26
               June 30, 1999 ....................................           0.38       0.22
               September 30, 1999 ...............................           0.26       0.19
               December 31, 1999 ................................           0.29       0.16


               QUARTER ENDED                                                HIGH       LOW
               -------------                                                ----       ---
               March 31, 1998 ...................................          $0.66      $0.44
               June 30, 1998 ....................................           1.31       0.59
               September 30, 1998 ...............................           0.69       0.41
               December 31, 1998 ................................           0.53       0.31




HOLDERS

         As of December 31, 1999, there were approximately 3,550 shareholders of the Company's Common Stock.

DIVIDENDS

         There have been no dividends declared on the Company's Common Stock during the ten month periods ended December 31, 1999 and 1998 or the fiscal year ended February 28, 1999. The Company does not intend to pay dividends on its common stock in the near future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following management's discussion and analysis, and the discussion of the Company's Business beginning in Item 1 of this report, contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document as a result of the risk factors set forth below in the section entitled "Factors Affecting Future Results" and elsewhere in this document.

RESULTS OF OPERATIONS

GENERAL

         The Company evaluates each of its activities based on the operating margin it produces. The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. Management reviews and evaluates the operations of three main segments--Onshore operations, Offshore operations and Fort Cobb operations.


TOTAL OPERATIONS
                                  TEN MONTHS ENDED DECEMBER 31,            FISCAL YEAR ENDED FEBRUARY 28,
                             -------------------------------------    ------------------------------------
                                  1999                  1998               1999                 1998
                             --------------       ----------------    ---------------      ---------------
     Revenues                  $5,979,413            $6,387,838         $7,650,797           $10,680,700
     Operating margins          1,144,527             1,354,243          1,671,526             1,364,800
     Depreciation                 648,365               611,283            748,076               743,200



         Operating margins for the ten months ended December 31, 1999 decreased $210,000 from the same ten month period last year. The Onshore operations increase of $204,000 was more than offset by declines from Fort Cobb and Offshore operations of $302,000 and $112,000, respectively. Operating margins for fiscal year 1999 increased $307,000 compared to fiscal year 1998. Onshore, Offshore and Fort Cobb operations contributed $341,000, $345,000 and $351,000 of the increase, respectively, partially offset by a decline of $730,000 due to the fiscal 1998 dissolution of the Shoreham joint ventures. These segments are discussed individually below in greater detail. During the ten months ended December 31, 1999 the Company spent $344,737 to construct one new system and to maintain pipeline systems and facilities both onshore and offshore. Of that amount $133,915 was charged to expense in the period incurred, and $210,822 was capitalized. During fiscal year 1999 the Company spent $908,743 to maintain or rehabilitate pipeline systems and facilities both onshore and offshore. Of that amount $311,062 was charged to expense in the period incurred, and $597,681 was capitalized. The Company is actively evaluating additional opportunities that would significantly increase cash flows for relatively little capital investment.



ONSHORE OPERATIONS
                                 TEN MONTHS ENDED DECEMBER 31,           FISCAL YEAR ENDED FEBRUARY 28,
                             -------------------------------------    ------------------------------------
                                  1999                  1998               1999                  1998
                             --------------       ----------------    ---------------      ---------------
     Revenues                  $4,288,960            $3,915,261         $4,826,931            $5,814,395
     Operating margins            962,741               758,948            970,994               630,202
     Depreciation                 392,031               375,558            463,347               425,448



         Onshore operations operating margins for the ten months ended December 31, 1999 increased $204,000 over the same period of the prior year, due mainly to a 35% increase in daily throughput volumes. The increases were attributable to assets located in Louisiana and Oklahoma and Texas. Fiscal year 1999 onshore operations improved over the prior year, in spite of the prior year inclusion of the operations of the properties which were conveyed to Shoreham due to the dissolution of the Shoreham joint ventures. Operating margins increased $341,000, or 54%, over the prior year. The Company operated its properties for the full year fiscal 1999 with in-house operations management, instead of relying on joint venture partners and consultants. It began out-sourcing the compression on its systems, and has realized cost savings from compressors being properly maintained, and throughput increases as compressors are appropriately sized for each application.



OFFSHORE OPERATIONS
                                 TEN MONTHS ENDED DECEMBER 31,            FISCAL YEAR ENDED FEBRUARY 28,
                             -------------------------------------    ------------------------------------
                                  1999                  1998               1999                  1998
                             --------------       ----------------    ---------------      ---------------
     Revenues                   $289,899              $581,465           $697,547              $35,715
     Operating margins            (2,816)              108,804            171,606             (173,533)
     Depreciation                110,231               100,882            122,656               70,562


         Operating margins for the ten months ended December 31, 1999 decreased $112,000 from the same period last year as revenues declined $292,000 and expenses declined $180,000. Throughput volumes declined approximately 55% while transportation rates per MMBtu transported remained steady. The expected depletion from connected production was not offset because the offshore development plans of producers were delayed by the drastic decline in oil prices in the fall of 1998. The Company expects to see exploration and development activity of unaffiliated producers pick up momentum again as oil prices have rebounded and reached their highest levels in 9 years.

         Fiscal year 1999 was very active for the Company's offshore segment, as the Company expended $248,000 to rehabilitate the Shipwreck platform and several smaller strategic assets. The Company placed the Crystal Beach facility, acquired during the prior year, more fully into operation and secured two transportation agreements with unaffiliated producers. Revenues increased $662,000 over the prior fiscal year and yielded a net operating margin of $172,000. The Company continues to evaluate potential projects in the Gulf of Mexico, both in Texas and federal waters.



 FORT COBB OPERATIONS
                                  TEN MONTHS ENDED DECEMBER 31,          FISCAL YEAR ENDED FEBRUARY 28,
                             -------------------------------------    ------------------------------------
                                   1999                 1998                1999                 1998
                             --------------       ----------------    ---------------      ---------------
     Revenues                  $1,400,554           $1,891,112          $2,126,319            $1,558,890
     Operating margins            184,602              486,491             528,926               177,684
     Depreciation                 146,103              134,843             162,073               133,880



         Operating margin for the ten months ended December 31, 1999 declined from the same period last year by $302,000 mainly due to weather-related reduction in demand in the spring and summer irrigation season that caused the ten-month average throughput volumes to decline by 35% from the same period of the prior year. During 2000 the Company intends to file with the Oklahoma Corporation Commission for an increase in its tariff rates, which were last approved by the OCC in 1993. Management believes its rates could be increased and still remain competitive. Fort Cobb will strive to expand its customer base by building on its record of excellent customer service at competitive prices. Fort Cobb receives its supply of natural gas from any of three major intra-state pipeline companies, allowing it to purchase gas at competitive prices and ensuring deliverability.

         Fort Cobb's fiscal year 1999 performance was its best in several years. These changes coincided with several significant management changes made at the utility, and reflect positively on the new management philosophy and direction of Fort Cobb. Additionally, the weather in its service area was favorable to both the irrigation and crop-drying seasons, and additional business was solicited from new hog farms in the area. Operating margins increased $351,000, or 198% over the prior year. On average for the year, Fort Cobb's agricultural service represented 71% of its business, and residential service another 23%. Fort Cobb also services commercial and industrial customers, and all of its business is seasonal.

OTHER OPERATIONS

         The Company, through its wholly owned subsidiary Gateway Processing Company, acquired Abtech Resources, Inc. during fiscal year 1999 for cash and stock, and as a result owns a license to a patented process to reject nitrogen from streams of natural gas. Several projects to construct nitrogen rejection units employing the patented technology are currently being evaluated for their investment potential.

         During the fall of 1998 Gateway Processing Company participated as a non-operating working interest owner in the drilling of two natural gas wells. Each of the two wells was expected to yield high-nitrogen natural gas reserves and employ the Company's licensed nitrogen rejection process to meet pipeline specifications. Both wells were uneconomic and were abandoned. The accompanying consolidated statements of operations for the ten months ended December 31, 1998 and the fiscal year ended February 28, 1999 include an impairment charge against earnings of $206,497 reflecting the abandonment of these projects.



OPERATIONS SUPPORT

                                          TEN MONTHS ENDED DECEMBER 31,             FISCAL YEAR ENDED FEBRUARY 28,
                                      ------------------------------------          ----------------------------------
                                          1999                  1998                     1999                1998
                                      --------------        --------------          --------------      --------------
     General and administrative         $1,965,574            $2,539,431              $2,868,704          $2,037,400
     Interest income                        57,234               159,743                 173,080             197,731
     Interest expense                     (137,515)             (305,173)               (331,494)           (776,200)
     Other income (expense)                (83,686)               69,491                  73,492             829,469



         General and administrative expenses for the ten months ended December 31, 1999 decreased $574,000 from the same period of the prior year. The decrease was due primarily to the prior year inclusion of Shoreham Pipeline Company bad debt expense and related legal and other costs, plus corporate office moving costs as described below, partially offset by a current year increase in legal expense incurred to defend against the Rosenthal lawsuit.

         During the ten months ended December 31, 1999 the Company successfully mediated the lawsuit STANLEY ROSENTHAL V. SHOREHAM PIPELINE COMPANY in which the Company was named as a defendant by reason of its former joint venture association with Shoreham Pipeline Company. See the discussion in ITEM 3 - LEGAL PROCEEDINGS. The financial statements of the Company for the ten months ended December 31, 1999 reflect a charge to earnings for $395,414 related to this matter.

         General and administrative expense for the ten months ended December 31, 1998 and the fiscal year 1999 increased over the prior fiscal year as the Company recognized bad debt expense, legal fees and related costs of the settlement with Shoreham, and the non-recurring moving costs described below.

         During the ten months ended December 31, 1998 and the fiscal year ended February 28, 1999, the Company finalized the dissolution of its joint ventures with Shoreham, a process that began during fiscal year 1998. On November 24, 1998, the Company and Shoreham reached an agreement under which the Company received: (i) cash of $725,000; (ii) a note for $400,000, collateralized with certain properties owned by Shoreham, and; (iii) the release of a net profits interest in the Company's Shipwreck system. As a result of the dissolution of the joint ventures, the Company hired management and support staff who manage its operations in place of the joint venture partner or contract management companies. This change in strategy added significant general and administrative costs, reflecting costs of additional personnel, office rent and telecommunications, legal fees and other office costs. Such costs were considered essential to equipping the Company with the appropriate depth of operating and management experience required to implement the growth strategy. The Company recognized bad debt expense, legal fees and related costs of the settlement with Shoreham totaling $550,000 during the fiscal year ended February 28, 1999.

         In late 1998 the Company moved its corporate headquarters to Houston, Texas. Accordingly, the ten months ended December 31, 1998 and the fiscal year 1999 include $198,000 of nonrecurring costs related to this move, which includes costs of maintaining both offices, employee severance and other moving costs.

         Interest income for all years presented fluctuates directly with the average certificate of deposit balance, and the balance of the interest bearing notes receivable from Shoreham.

         Interest expense for the ten months ended December 31, 1999 declined significantly compared to the same period of last year because the prior year included debt restructure costs recorded as interest expense, and additional interest incurred on the Gateway Pipeline Company convertible promissory notes. Fiscal year 1999 interest expense was significantly lower than fiscal year 1998 due to fiscal year 1998 debt conversion costs of $306,800 and higher average outstanding debt balance.

LIQUIDITY AND CAPITAL RESOURCES

         Going forward, the Company's strategy is to maximize the potential of currently owned properties, to construct new pipeline systems and treating facilities, and to acquire properties that meet its economic performance hurdles. Capital is expected to come from operations, from traditional bank credit facilities or from strategic alliances with other companies. The Company has an inventory of projects that it may be successful financing, and will use the resulting cash flows to service anticipated debt and to collateralize additional acquisition or expansion borrowings.

         The Company has in place an operating line of credit agreement with a bank that provides for borrowings of up to $0.5 million. As of December 31, 1999 there was $135,000 outstanding under the agreement. The Company believes that the aggregate working capital available under the credit agreement, from available funds, and cash flows from operations will be sufficient to fund its operating and maintenance capital requirements for the foreseeable future.

         Natural gas prices as represented by the NYMEX Henry Hub index averaged $2.43 for the ten months ended December 31, 1999 compared to $2.00 for the same period of the prior year and $1.95 in fiscal 1999. The natural gas industry is generally optimistic about long-term prospects based on expected demand, the cost of developing prospects and the sales price of natural gas. The Company's operating margins are not significantly affected by the price of natural gas since gas gathering is generally based on a fee arrangement. However, long-term depression of prices can affect exploration and development and result in lower or delayed volumes available for transportation.

FACTORS AFFECTING FUTURE RESULTS

         One of the principal objectives of the Company is to enhance stockholder value through the execution of certain strategies. These strategies include: (i) focusing on gathering, processing, transporting and marketing of natural gas; (ii) expanding the Company's asset base in core geographic areas; (iii) developing a niche that will create demand for our services; and (iv) acquiring or constructing properties in one or more new core areas.

         The Company must provide services to its customers, primarily producers, at a competitive price. Therefore, in order to be successful the Company must contain its costs in line with industry competitors. The Company's access to reasonably priced long-term capital will have a significant effect on its ability to acquire additional properties to increase operating margins, enabling fixed overhead costs to be spread over a larger asset base. The Company believes its experienced personnel will allow the Company to access capital and find properties which can provide attractive returns. However, there can be no assurance that the Company will be successful in this endeavor.

         The Company's ability to generate long-term value for the common stockholder is dependent in part upon the successful acquisition of additional assets which compliment the Company's core business at costs which provide for reasonable returns. There are many companies participating in the midstream segment of the natural gas industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow.

         The Company believes that it will be able to compete in this environment and will be able to find attractive investments which compliment its existing properties; however, it is not possible to predict competition or the effect this will have on the Company's operations.

         The Company's operations are also significantly affected by factors which are outside the control of the Company. Gas gathering and processing is dependent on throughput volume. Throughput on the Company's systems is dependent on natural gas production which is significantly affected by natural gas prices as prices affect the willingness of producers to invest the required capital to obtain geological and geophysical information, to drill development or exploratory wells, and to rework or maximize production on existing wells. Natural gas prices have recently achieved levels which should provide adequate incentive to producers; however, there is no assurance that such prices will remain at current levels, and that producers will continue to react positively to the current prices.

         The Company's revenues, particularly in its retail operations, are also affected by weather. Much of the retail demand is for crop irrigation and drying. Above normal precipitation in the growing season and hot, dry weather in the fall can significantly reduce demand for natural gas.

YEAR 2000 ISSUES

         The "year 2000 issue" caused no business disruption for the Company. The cost of ensuring compliance of the Company's systems was not significant.

ITEM 7.  FINANCIAL STATEMENTS

     Report of Independent Certified Public Accountants.................................................... 15

     Consolidated Balance Sheets as of December 31, 1999 and 1998.......................................... 16

     Consolidated Statements of Operations for the ten months ended December 31, 1999 and 1998 and the fiscal year ended February 28, 1999............................................................ 17

     Consolidated Statement of Stockholders' Equity for the ten months ended December 31, 1999 and the fiscal year ended February 28, 1999........................................................ 18

     Consolidated Statements of Cash Flows for the ten months ended December 31, 1999 and 1998 and the fiscal year ended February 28, 1999........................................................ 19

     Notes to Consolidated Financial Statements............................................................ 20

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None.

                                 PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference from the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held May 25, 2000, under the captions ELECTION OF DIRECTORS, LIST OF CURRENT EXECUTIVE OFFICERS OF THE COMPANY, and COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

ITEM 10.   EXECUTIVE COMPENSATION

         Incorporated by reference from the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held May 25, 2000, under the caption EXECUTIVE COMPENSATION.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held May 25, 2000, under the captions SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and ADDITIONAL INFORMATION CONCERNING BOARD OF DIRECTORS.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held May 25, 2000, under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS
              The following index sets forth the documents and schedules filed with this Form 10-KSB.


EXHIBIT                             DESCRIPTION OF DOCUMENT
3(a)*         Restated Certificate of Incorporation dated May 26, 1999.
3(b)*         Bylaws, as amended through May 26, 1999.
4(a)*         Form of the Common Stock Certificate.
10(a)(1)      1994 Incentive and Non-Qualified Stock Option Plan; incorporated by reference to Exhibit 10(a) to
              Form 10-KSB for the year ended February 28, 1997.
10(a)(2)*     1998 Stock Option Plan.
10(a)(3)*     1998 Outside Directors' Stock Option Plan.
10(b)(1)*     Memorandum of Understanding dated March 17, 1997 re: Michael T. Fadden employment.
10(b)(2)      Employment Agreement dated July 1, 1996 with Donald L. Anderson; incorporated by reference to
              Exhibit 10(b) to Form 10-KSB for the year ended February 28, 1997.
10(c)*        Executive Compensation Plan approved November 19, 1997.
10(d)*        Houston Office Lease dated January 20, 1998 with Trizec Allen Center Limited Partnership.
10(e)*        Agreement and Plan of Merger dated May 1, 1998 with Abtech Resources, Inc.
11            Statement Regarding Computation of Earnings Per Share.
21            Subsidiaries.
23            Consent of Grant Thornton LLP.
27            Financial Data Schedule.

              * Incorporated by reference to Form 10-KSB for the year end
                February 28, 1999.

         (b)  REPORTS ON FORM 8-K
              November 4, 1999 - Change in the Company's fiscal year-end from February 28/29 to December 31.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GATEWAY ENERGY CORPORATION
                                                   (Registrant)


                                    By:        /s/ M. T. Fadden
                                       ---------------------------------------
                                              M. T. Fadden
                                              Chairman, President & CEO


                                    By:       /s/ S. D. Heflin
                                       ---------------------------------------
                                              S. D. Heflin
                                              CFO and Treasurer
Date: March 30, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         Name                                    Title           Date
                         ----                                    -----           ----
                  /s/ MICHAEL T. FADDEN                        Director      March 30, 2000
         ----------------------------------------------
                      Michael T. Fadden

                  /s/ JOHN B. EWING                            Director      March 30, 2000
         ----------------------------------------------
                      John B. Ewing

                  /s/ SCOTT D. HEFLIN                          Director      March 30, 2000
         ----------------------------------------------
                      Scott D. Heflin

                  /s/ EARL P. HOFFMAN                          Director      March 30, 2000
         ----------------------------------------------
                      Earl P. Hoffman

                 /s/ CHARLES A. HOLTGRAVES                     Director      March 30, 2000
         ----------------------------------------------
                     Charles A. Holtgraves

                  /s/ L. J. HORBACH                            Director      March 30, 2000
         ----------------------------------------------
                     L. J. Horbach

                  /s/ GARY A. MCCONNELL                        Director      March 30, 2000
         ----------------------------------------------
                  Gary A. McConnell

                  /s/ ABE YEDDIS                               Director      March 30, 2000
         ----------------------------------------------
                  Abe Yeddis

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Gateway Energy Corporation

         We have audited the accompanying consolidated balance sheet of Gateway Energy Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the ten month period ended December 31, 1999 and the year ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway Energy Corporation and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for the ten month period ended December 31, 1999 and the year ended February 28, 1999 in conformity with accounting principles generally accepted in the United States.


GRANT THORNTON LLP


Houston, Texas
February 23, 2000

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                              ------------------------------
                                          ASSETS                                  1999             1998
                                                                              -------------    -------------
                                                                                                (Unaudited)
Current Assets
   Cash and cash equivalents.................................................  $     26,089     $    152,174
   Certificates of deposit...................................................       973,540          915,901
   Trade accounts receivable.................................................     1,035,074        1,272,596
   Notes receivable - current portion........................................             -          105,167
   Inventories...............................................................        59,316           82,086
   Prepaid expenses and other assets.........................................       153,642          263,920
   Properties held for sale, net.............................................       950,226                -
                                                                              -------------    -------------
         Total current assets................................................     3,197,887        2,791,844

Property and Equipment, at cost
   Gas gathering, processing and transportation..............................     8,634,511        9,802,546
   Office furniture and other equipment......................................       664,061          704,037
                                                                              -------------    -------------
                                                                                  9,298,572       10,506,583
Less accumulated depreciation and amortization...............................     2,695,105        2,420,147
                                                                              -------------    -------------
                                                                                  6,603,467        8,086,436
Other Assets
   Notes receivable, less current portion....................................       119,751          294,833
   Equity investment in partnership..........................................       277,825          300,722
   Other.....................................................................       259,067          379,319
                                                                              -------------    -------------
                                                                                    656,643          974,874
                                                                              -------------    -------------
                                                                                $10,457,997      $11,853,154
                                                                              =============    =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable..........................................................  $    811,852     $    669,209
   Accrued expenses and other liabilities....................................       358,649          453,809
   Notes payable.............................................................       135,167                -
   Current maturities of long-term debt......................................       292,952          114,872
   Proceeds from deferred property sale......................................       200,000                -
                                                                              -------------    -------------
      Total current liabilities..............................................     1,798,620        1,237,890

Long-term debt, less current maturities......................................       822,015        1,087,296
Stockholders' Equity
    Preferred stock - $1.00 par value; 10,000 shares authorized; no shares
      issued and outstanding in 1999 and 1998................................             -                -
   Common stock - $0.25 par value; 17,500,000 shares authorized; 15,312,208
      and 15,242,494 shares issued and outstanding in 1999 and 1998..........     3,828,052        3,810,624
   Additional paid-in capital................................................    15,961,404       15,963,858
   Accumulated deficit.......................................................   (11,952,094)     (10,246,514)
                                                                              -------------    -------------
                                                                                  7,837,362        9,527,968
                                                                              -------------    -------------
                                                                               $ 10,457,997     $ 11,853,154
                                                                              =============    =============

        The accompanying notes are an integral part of these statements.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              TEN MONTHS ENDED              YEAR ENDED
                                                                DECEMBER 31,               FEBRUARY 28,
                                                     -------------------------------       ------------
                                                         1999               1998               1999
                                                     ------------       ------------       ------------
                                                                        (Unaudited)
Operating revenues
   Natural gas sales............................     $ 5,043,220        $  5,352,868       $ 6,339,694
   Transportation and processing................         761,362             921,178         1,161,450
   Other........................................         174,831             113,792           149,653
                                                     -----------         -----------       -----------
                                                       5,979,413           6,387,838         7,650,797
Operating costs and expenses
   Cost of natural gas purchased................       3,910,131           3,932,968         4,693,043
   Operation and maintenance....................         924,755           1,100,627         1,286,228
   Depreciation and amortization................         648,365             611,283           748,076
   Impairment of long-lived assets..............               -             236,549           236,707
   General and administrative...................       1,965,574           2,539,431         2,868,704
                                                     -----------         -----------       -----------
                                                       7,448,825           8,420,858         9,832,758
                                                     -----------         -----------       -----------
     Operating loss.............................      (1,469,412)         (2,033,020)       (2,181,961)

Other income (expense)
   Interest income..............................          57,234             159,745           173,080
   Interest expense and debt conversion costs...        (137,515)           (305,173)         (331,494)
   Equity in earnings of partnership............          71,268              69,343            83,801
   Gain on disposal of assets...................               -               8,000             8,000
   Other income (expense), net..................         (83,686)             61,491            65,491
                                                     -----------         -----------       -----------
                                                         (92,699)             (6,594)           (1,122)
                                                     -----------         -----------       -----------
Loss before income taxes........................      (1,562,111)         (2,039,614)       (2,183,083)
Income taxes....................................               -              10,000            10,000
                                                     -----------         -----------       -----------
Net loss........................................     $(1,562,111)        $(2,049,614)      $(2,193,083)
                                                     ===========         ===========       ===========
Basic and diluted loss per share................     $     (0.10)        $     (0.13)      $     (0.14)
                                                     ===========         ===========       ===========

        The accompanying notes are an integral part of these statements.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                       COMMON STOCK          ADDITIONAL
                                                 -----------------------       PAID-IN       ACCUMULATED
                                                   SHARES       AMOUNTS        CAPITAL         DEFICIT        TOTAL
                                                 ----------   ----------     -----------   -------------   -----------
Balance at March 1, 1998...................      14,457,400   $3,614,400     $15,896,500   $ (8,196,900)  $ 11,314,000
Net loss...................................               -            -               -     (2,193,083)    (2,193,083)
Acquisition of Abtech Resources, Inc.......         285,061       71,265          96,921               -       168,186
Director compensation under stock award
   plans...................................          48,000       12,000          18,000               -        30,000
Stock options issued to non-employee
   directors...............................               -            -          10,960               -        10,960
Retirement of convertible debt.............         460,000      115,000         (52,500)              -        62,500
Retirement of common stock.................          (7,967)      (2,041)         (6,021)              -        (8,062)
                                                 ----------   ----------     -----------   -------------   -----------

Balance at February 28, 1999...............      15,242,494    3,810,624      15,963,860    (10,389,983)     9,384,501

Net loss...................................               -            -               -     (1,562,111)    (1,562,111)
Director compensation under stock award
   plans...................................          69,768       17,442          (2,442)             -         15,000
Retirement of common stock.................             (54)         (14)            (14)             -            (28)
                                                 ----------   ----------     -----------   -------------   -----------

Balance at December 31, 1999...............      15,312,208   $3,828,052     $15,961,404   $(11,952,094)   $ 7,837,362
                                                 ==========   ==========     ===========   ============    ===========

         The accompanying notes are an integral part of this statement.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          TEN MONTHS ENDED
                                                                                             DECEMBER 31,              YEAR ENDED
                                                                                    ---------------------------       FEBRUARY 28,
                                                                                        1999          1998                1999
                                                                                    -----------   -------------       ------------
                                                                                                   (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS
Cash flows from operating activities
    Net loss.....................................................................   $(1,562,111)   $ (2,049,614)      $ (2,193,083)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
      Equity in undistributed earnings of partnerships...........................        (3,252)         (3,187)             3,254
      Depreciation, depletion and amortization...................................       635,067         611,283            748,076
      Gain on disposal of assets.................................................             -          (8,000)            (8,000)
      Impairment of long-lived assets............................................             -         236,707            236,707
      Noncash expenses, net......................................................       142,163         633,318            632,206
      Settlement of Rosenthal lawsuit............................................       213,607               -                  -
      Other......................................................................        23,250          (8,063)            12,223
      Net change in cash and cash equivalents resulting from changes in:
      Trade accounts receivable..................................................      (251,116)       (365,796)            66,270
      Inventories................................................................        18,996          39,614             43,388
      Prepaid expenses and other current assets..................................         6,784         (47,002)            67,455
      Accounts payable...........................................................       313,380        (388,091)          (494,921)
      Accrued expenses and other liabilities.....................................       233,443         210,109           (115,464)
                                                                                    -----------    ------------       ------------
        Net cash used in operating activities....................................      (229,789)     (1,138,722)        (1,001,889)
                                                                                    -----------    ------------       ------------

Cash flows from investing activities
      Capital expenditures.......................................................      (212,663)       (778,990)          (804,177)
      (Increase) decrease in certificates of deposit.............................       (45,340)      1,834,099          1,821,800
      Acquisitions of businesses.................................................             -         (44,000)           (57,850)
      Proceeds from deferred property sale.......................................       200,000               -                  -
      Collections of notes receivable............................................        52,107       1,371,360          1,385,882
      Other......................................................................             -          10,518                  -
                                                                                    -----------    ------------       ------------
      Net cash (used) provided by investing activities...........................        (5,896)      2,392,987          2,345,655
                                                                                    -----------    ------------       ------------

Cash flows from financing activities
      Proceeds from borrowings...................................................       333,500       1,237,674          1,267,674
      Payments on borrowings.....................................................      (295,419)     (2,832,065)        (2,879,971)
      Proceeds from issuance of common stock.....................................             -          52,500             52,424
                                                                                    -----------    ------------       ------------
      Net cash provided (used) by financing activities...........................        38,081      (1,541,891)        (1,559,873)
                                                                                    -----------    ------------       ------------

Net change in cash and cash equivalents..........................................      (197,604)       (287,626)          (216,107)
Cash and cash equivalents at beginning of period.................................       223,693         439,800            439,800
                                                                                    -----------    ------------       ------------
Cash and cash equivalents at end of period.......................................   $    26,089    $    152,174       $    223,693
                                                                                    ===========    ============       ============


        The accompanying notes are an integral part of these statements.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (INFORMATION AS OF DECEMBER 31, 1998 AND FOR THE TEN MONTHS THEN ENDED IS
                                   UNAUDITED)


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

         In 1999 the Board of Directors approved a change in the Company's fiscal year-end from February 28/29 to December 31. Accordingly, this report covers the period from March 1, 1999 through December 31, 1999, and prior period unaudited data are presented for the comparable period of the prior year. Fiscal year 1999 refers to the twelve months ended February 28, 1999.

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

         Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount. See discussion at Note E.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

   (INFORMATION AS OF DECEMBER 31, 1998 AND FOR THE TEN MONTHS THEN ENDED IS
                                   UNAUDITED)


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

5.   STOCK-BASED COMPENSATION

         Compensation for stock-based awards to employees is measured using the intrinsic method. This method recognizes compensation over the vesting period when the fair value of the underlying common stock exceeds the exercise price of the instrument at the date of grant.

6.   EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive. For the ten months ended December 31, 1999 and 1998 and the fiscal year ended February 28, 1999, the diluted loss per common share is the same as basic since the effect of potentially dilutive common shares arising from convertible debt and outstanding stock options and warrants was anti-dilutive.

         The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share for the ten months ended December 31, 1999 and 1998 and the fiscal year ended February 28, 1999 was 15,275,554, 14,764,327 and 14,841,630.

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

NOTE B - ACQUISITIONS AND DIVESTITURES

         The Company, through its wholly owned subsidiary, Gateway Processing Company, acquired Abtech Resources, Inc. ("Abtech") effective July 1, 1998 for $44,000 cash and 285,061 shares of common stock. The majority of Abtech's outstanding stock was owned by the Company's current chief executive officer.

         The acquisition was accounted for as a purchase and the purchase price was allocated to Abtech's principal asset, a License Agreement between Abtech and a company which owns a patented process for rejecting nitrogen

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

   (INFORMATION AS OF DECEMBER 31, 1998 AND FOR THE TEN MONTHS THEN ENDED IS
                                   UNAUDITED)


NOTE B ACQUISITIONS AND DIVESTITURES (CONTINUED)

from streams of natural gas. The License Agreement gives the Company the exclusive right to utilize this rejection process for conventional natural gas in the Permian Basin and for all coalbed methane or landfill gas in the continental United States.

         The Company is required to pay a license fee upon volumes processed through each unit so long as there are any unexpired patents covering the rejection technology. The Company must have installed or have commitments to install processing units with a stated minimum capacity as of December 31, 2002, to maintain the exclusive rights to the process. Several projects that could employ the patented technology are currently being evaluated for their investment potential.

         Had the acquisition of Abtech been effective as of March 1, 1998, the effect on the Company's revenues and net loss for fiscal year 1999 would not have been material.

         During fiscal year 1998 the Company entered into a Settlement Agreement with Shoreham Pipeline Company ("Shoreham") to dissolve all of the joint ventures between the Company and Shoreham and to settle litigation between the parties. The Settlement Agreement provided for, among other things, a promissory note for $2,160,000, due in twenty-four monthly installments beginning December 1, 1997. Beginning July 1, 1998, Shoreham ceased making the scheduled payments required under the note.

         During October and November 1998 the companies entered into mediation to settle their disputes and avoid costly litigation. On November 24, 1998, the Company and Shoreham reached an agreement under which the Company received, in exchange for the previous note: (i) cash of $725,000; (ii) a note from Shoreham at 7% over 48 months for $400,000, collateralized with certain properties currently owned by Shoreham, and; (iii) the release of a net profits interest in the Company's Shipwreck system. The Company began receiving payments toward this note during January 1999. A portion of the receipts due to the Company under this note have been assigned in conjunction with the settlement of the Rosenthal lawsuit as described in Note J.

         General and administrative expenses for the fiscal year ended February 28, 1999 include $466,470 of charges for the write-off of amounts receivable from Shoreham, plus related legal fees for the period of $80,140. Interest expense for fiscal year 1999 includes $34,451 for the write-off of interest income previously recognized on the Shoreham note receivable.

NOTE C - NOTES PAYABLE

         The Company's notes payable balance of $135,167 at December 31, 1999 consisted of borrowings against the Company's operating line of credit. The Company had no outstanding current notes payable as of December 31, 1998.

         The Company's current operating line of credit agreement provides for maximum available borrowings of $0.5 million through February 2001. Interest is payable monthly at 6.0% per annum and principal is due on demand, or if no demand is made, at maturity. The line is collateralized by a $500,000 certificate of deposit.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

   (INFORMATION AS OF DECEMBER 31, 1998 AND FOR THE TEN MONTHS THEN ENDED IS
                                   UNAUDITED)


NOTE D - LONG-TERM DEBT

         Long-term debt consists of the following:


                                                                                          DECEMBER 31,
                                                                                -------------------------------
                                                                                     1999               1998
                                                                                -------------     -------------
               Subordinated notes                                               $   1,056,343     $   1,028,672
               Note payable to Pipeline Capital, Inc. ("PCI")                          58,624           173,496
                                                                                -------------     -------------
                                                                                    1,114,967         1,202,168
               Less current maturities                                                292,952           114,872
                                                                                -------------     -------------
                                                                                $     822,015     $   1,087,296
                                                                                =============     =============



SUBORDINATED NOTES

         In connection with the Recapitalization that was effective March 1, 1997, the Company issued subordinated promissory notes with a face amount of $1,171,700. The stated interest rate is 10% payable quarterly with equal annual principal payments beginning on March 1, 2000 and continuing through March 1, 2004. The Company calculated the fair market value of the notes to be $978,000 at March 1, 1997 and recorded the difference between fair value and the face amount as discount on subordinated notes. The discount is being amortized to interest expense using the interest method over the term of the subordinated notes. Such charge to interest expense was $23,059 for each of the ten month periods ended December 31, 1999 and 1998, and $27,671 for the fiscal year ended February 28, 1999. As a result, the effective interest rate of the subordinated notes is 15%.

PROMISSORY NOTES

         During fiscal 1997, Gateway Pipeline Company issued $759,000 of convertible promissory notes, proceeds of which were used to repay bridge loans in connection with the purchase of Venture Resources, Inc. ("Venture"). The promissory notes were without collateral and bore interest at the rate of 10% per annum payable monthly. The principal sum of the promissory notes was due two years from the date of issuance. In fiscal 1998, the Company redeemed $214,000 of these convertible promissory notes at stated value plus accrued interest. The balance of the notes were redeemed during fiscal 1999 as discussed below.

         The Company and the noteholders disagreed as to the proper conversion price per share after giving effect to the one for twenty-five reverse split that occurred pursuant to the Recapitalization that was effective March 1, 1997. In the opinion of Company's management and Board of Directors, the proper conversion price for the Venture promissory notes was $10.00 per share, after giving effect to the one for twenty-five reverse stock split.

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

NOTE PAYABLE TO PCI

         In May 1996 the Company repurchased and retired one share of Series O preferred stock from Pipeline Capital, Inc. ("PCI"), a former related party, in exchange for a note payable by the Company to PCI in the amount of $480,000, payable at $10,000 per month for the period from July 1, 1996 through June 1, 2000. The repurchase was effected in connection with the Company's recapitalization that was effective March 1, 1997.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

   (INFORMATION AS OF DECEMBER 31, 1998 AND FOR THE TEN MONTHS THEN ENDED IS
                                   UNAUDITED)


NOTE D - LONG-TERM DEBT (CONTINUED)


AGGREGATE FUTURE MATURITIES

       Aggregate future maturities of long-term debt are as follows:

       2000...............................................................................$ 292,952
       2001...............................................................................  234,328
       2002...............................................................................  234,328
       2003...............................................................................  234,328
       2004...............................................................................  234,328
       Thereafter.........................................................................        -



NOTE E - IMPAIRMENT EXPENSE

         During fiscal 1999, Gateway Processing Company participated as a non-operating working interest owner in the drilling of two natural gas wells. Each of the two wells was expected to yield high-nitrogen natural gas reserves and employ the Company's licensed nitrogen rejection process to meet pipeline specifications. Both wells were uneconomic and were abandoned. The accompanying consolidated statement of operations for the fiscal year 1999 includes an impairment charge against earnings of $206,497 reflecting the abandonment of these projects.

         Additionally, during fiscal 1999, Gateway Pipeline Company abandoned several minor pipeline systems and recognized an aggregate impairment charge against earnings of $30,210.

NOTE F - INCOME TAXES

         The provision for income taxes for the ten months ended December 31, 1999 and 1998 and the fiscal year ended February 28, 1999 consisted of the following:


                                                                                          DECEMBER 31,
                                                                                 -----------------------------      FEBRUARY 28,
                                                                                    1999             1998               1999
                                                                                 ------------    -------------     --------------
         Current ...........................................................                        $10,000           $10,000
         Benefit of tax net operating loss carryforwards....................             -                -                 -
                                                                                   -------          -------           -------
         Total .............................................................             -          $10,000           $10,000
                                                                                   =======          =======           =======



The differences between income taxes computed using the average statutory federal income tax rates of 34% and the provision for income taxes for the ten months ended December 31, 1999 and 1998 and the fiscal year ended February 28, 1999 follow:


                                                                                           DECEMBER 31,
                                                                                 -----------------------------      FEBRUARY 28,
                                                                                      1999            1998              1999
                                                                                 -------------    ------------     --------------
         Taxes at statutory rate............................................      $(531,000)       $(693,000)       $ (742,000)
         State income taxes, net of federal tax benefit.....................              -            8,000             8,000
         Increase in valuation allowance....................................        497,000          652,000           688,000
         Goodwill amortization and other nondeductible......................
         expenses...........................................................          8,000           32,000            39,000
         Other..............................................................         26,000           11,000            17,000
                                                                                   --------         --------         ---------
                                                                                  $      -         $ 10,000         $  10,000
                                                                                  =========        =========        ==========



                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

   (INFORMATION AS OF DECEMBER 31, 1998 AND FOR THE TEN MONTHS THEN ENDED IS
                                   UNAUDITED)


NOTE F - INCOME TAXES (CONTINUED)

         The tax effects of the temporary differences that give rise to deferred tax assets and liabilities follow:


                                                                                            DECEMBER 31,
                                                                                  -------------------------------
                                                                                       1999              1998
                                                                                  -------------     -------------
         Deferred tax assets:
            Net operating loss carryforwards.............................          $1,686,000         $1,333,000
            Property and equipment.......................................             459,000            304,000
            Other........................................................              51,000             26,000
                                                                                   ----------         ----------
                                                                                    2,196,000          1,663,000
         Valuation allowance.............................................          (2,196,000)        (1,663,000)
                                                                                   -----------        -----------
                                                                                   $        -         $        -
                                                                                   ===========        ===========



         The valuation allowance increased $497,000 for all periods primarily from the increase in, net of the expiration of, net operating loss carryforwards.

         At December 31, 1999, the Company had approximately $4,960,000 of federal net operating loss carryforwards which may be applied against future taxable income and which expire from 2001 through 2019.

NOTE G - STOCK-BASED BENEFIT PLANS

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

         In November 1999 a total of 225,750 options, with a weighted average exercise price of $0.80, were repriced to $0.40. The following table is a summary of stock option and warrant activity and related information for the ten months ended December 31, 1999 and 1998, and the fiscal year ended February 28, 1999:


                                                    DECEMBER 31, 1999          DECEMBER 31, 1998            FEBRUARY 28, 1999
                                                  -----------------------    -----------------------     ------------------------
                                                               WEIGHTED                    WEIGHTED                   WEIGHTED
                                                                AVERAGE                     AVERAGE                    AVERAGE
                                                   OPTIONS/     EXERCISE       OPTIONS/     EXERCISE       OPTIONS/    EXERCISE
                                                   WARRANTS      PRICE         WARRANTS      PRICE         WARRANTS     PRICE
                                                  ----------   ----------    ----------    ---------     -----------  -----------
Outstanding at beginning of period.............     420,750      $0.63         324,938       $0.94         324,938       $0.94
Granted........................................           -          -          50,000        0.44         110,000        0.39
Forfeited......................................           -          -         (14,188)       5.78         (14,188)       5.78
                                                    -------                    --------                    --------
Outstanding at end of period...................     420,750       0.42         360,750        0.68         420,750        0.63
                                                    =======                    =======                     =======
Options exercisable at end of period...........     290,745       0.42         245,750        0.77         254,083        0.76
                                                    =======                    =======                     =======
Options available for grant at end of period...     490,000                    550,000                     490,000
                                                    =======                    =======                     =======


                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

   (INFORMATION AS OF DECEMBER 31, 1998 AND FOR THE TEN MONTHS THEN ENDED IS
                                   UNAUDITED)


NOTE G - STOCK-BASED BENEFIT PLANS (CONTINUED)

         The following table summarizes information about options and warrants outstanding at December 31, 1999:



                            OPTIONS/WARRANTS OUTSTANDING
              --------------------------------------------------------
                                    WEIGHTED AVERAGE                        OPTIONS/WARRANTS EXERCISABLE
                                       REMAINING                        ------------------------------------
    RANGE OF           NUMBER         CONTRACTUAL      WEIGHTED AVERAGE      NUMBER       WEIGHTED AVERAGE
 EXERCISE PRICE     OUTSTANDING       LIFE(YEARS)       EXERCISE PRICE    EXERCISABLE      EXERCISE PRICE
 --------------     -----------     ----------------   ----------------   -----------     ----------------
 $0.34 to 0.53        420,750            7.95               $0.42           290,745            $0.42



         The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards (including the repricing discussed above) was estimated assuming no expected dividends and the following weighted average assumptions for the ten months ended December 31, 1999 and 1998 and the fiscal year ended February 28, 1999:


                                                                            DECEMBER 31,
                                                                       ------------------------    FEBRUARY 28,
                                                                          1999          1998           1999
                                                                       ----------    ----------    --------------
 Expected life in years..............................................      5.7           8.0            8.0
 Expected stock price volatility.....................................      93%          75%            75%
 Risk-free interest rate.............................................      6.18%         5.65%          5.65%
 Average fair value per option.......................................     $0.21         $0.34          $0.30



         For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the options' vesting period. The Company's pro forma information for the ten months ended December 31, 1999 and 1998 and the fiscal year ended February 28, 1999 follows:


                                                                                        DECEMBER 31,
                                                                             ---------------------------------      FEBRUARY 28,
                                                                                  1999               1998               1999
                                                                             --------------     --------------    ---------------
      Net loss - as reported...............................................  $ (1,562,111)      $ (2,049,614)     $  (2,193,083)
      Net loss - pro forma.................................................    (1,590,739)        (2,053,947)        (2,198,283)
      Basic and diluted net loss per share - as reported...................         (0.10)             (0.13)             (0.14)
      Basic and diluted net loss per share - pro forma.....................         (0.10)             (0.13)             (0.14)



NOTE H - OTHER EMPLOYEE BENEFIT PLAN

         Effective September 1, 1998, the Houston employees of the Company entered into an employee leasing agreement with Administaff, Inc. ("Administaff"). The employees of Fort Cobb also entered into an agreement with Administaff effective January 1, 1999. As part of the benefits package offered by Administaff, all eligible employees were offered enrollment in the Administaff 401(k) plan. Matching contributions for non-highly compensated employees began in January 1999, and matching contributions for highly compensated employees

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

   (INFORMATION AS OF DECEMBER 31, 1998 AND FOR THE TEN MONTHS THEN ENDED IS
                                   UNAUDITED)


NOTE H - OTHER EMPLOYEE BENEFIT PLAN (CONTINUED)

began March 31, 1999. The Company believes it is in compliance with ERISA and other laws which would govern the plan. Contributions to the Gateway 401(k) plan were discontinued in July 1998. The Company has requested a ruling from the IRS on the former Gateway plan qualification status in order to allow employees to rollover investment balances into the new Administaff plan.

Total Company contributions to both plans were $19,401, $6,058 and $6,350 for the ten months ended December 31, 1999 and 1998 and for the fiscal year ended February 28, 1999.

NOTE I - LEASES

         The Company leases office space in Houston, Texas under a lease agreement expiring in January 2003. The lease is secured by a Letter of Credit issued by the Company in favor of the lessor in the amount of $64,041. The Letter of Credit is collateralized by the Company's short-term investment.

         The Company also has various month-to-month equipment operating leases. Rent expense from all leases totaled approximately $103,963, $85,124 and $114,061 for the ten months ended December 31, 1999 and 1998 and the fiscal year ended February 28, 1999.

         The following is a schedule by year of future minimum annual rental payments under noncancelable operating leases at December 31, 1999:

                    YEAR
                    2000......................................................      124,294
                    2001......................................................      122,014
                    2002......................................................      120,874
                    2003......................................................       30,822
                    Later years...............................................            -
                                                                                -----------
                                                                                   $398,004
                                                                                ===========



NOTE J - COMMITMENTS AND CONTINGENCIES

         The Company's obligations under the legal action entitled STANLEY ROSENTHAL V. SHOREHAM PIPELINE COMPANY were successfully mediated on September 13, 1999. As a result of the mediation, Rosenthal dismissed the Company from the lawsuit, and the Company and Rosenthal released each other from any and all claims related to the action. In consideration, the Company assigned without recourse its right to receive payments for the monthly periods from October 1, 1999 through November 1, 2001 to which it is entitled under its note receivable from Shoreham dated November 18, 1998 in the original principal amount of $400,000. Such payments include interest at an annual rate of 7% and total $249,662. The Company retained its right to receive the payments, totaling $124,831, due for the monthly periods from December 1, 2001 through December 1, 2002. In addition, the Company and Shoreham released each other from any claims or controversies that existed or may arise from the lawsuit.

         The financial statements of the Company for the ten months ended December 31, 1999 include a charge to general and administrative expenses for $395,414 representing the settlement of the matter and the related legal fees.

                GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

(INFORMATION AS OF DECEMBER 31, 1998 AND FOR THE TEN MONTHS THEN ENDED IS
                                 UNAUDITED)


NOTE J - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Company is contingently obligated under a note agreement entered into in conjunction with its acquisition of a pipeline system. The contingent amount is payable on or before April 15, 2004. The amount that the Company ultimately pays will be calculated using a formula in the note agreement, and will depend upon achievement of certain asset performance goals. No amounts have been paid or accrued for this obligation as of December 31, 1999.

         The Company and its subsidiaries are parties to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims, will not be material to the consolidated financial statements.

NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest was $103,374 and $150,670 for the ten months ended December 31, 1999 and 1998, and $184,559 in fiscal 1999. Cash paid for taxes, including state franchise taxes, was $6,278, $31,914 and $26,176 for the ten months ended December 31, 1999 and 1998 and for the fiscal year ended February 28, 1999.

NONCASH INVESTING AND FINANCING ACTIVITIES

         See Note D for a discussion of the Company's settlement with convertible promissory noteholders. In October 1998, the Company and the noteholders reached an agreement whereby the Company exchanged outstanding convertible promissory notes, with principal and accrued interest through October 15, 1998 totaling $600,474, for cash of $537,974 and 460,000 shares of common stock. In addition, certain noteholders agreed to cancel a Subscription Agreement with attached Stock Purchase Rights and to reduce warrants issued to the noteholders from 200,000 to 40,000. This exchange had no impact on the statement of operations for fiscal 1999.

NOTE L - FINANCIAL INSTRUMENTS

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

                GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

(INFORMATION AS OF DECEMBER 31, 1998 AND FOR THE TEN MONTHS THEN ENDED IS
                                 UNAUDITED)


NOTE L - FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair values of the Company's financial instruments are as follows:


                                                     DECEMBER 31, 1999               DECEMBER 31, 1998
                                               -----------------------------   -----------------------------
                                                 CARRYING       ESTIMATED        CARRYING        ESTIMATED
                                                AMOUNT OF     FAIR VALUE OF      AMOUNT OF     FAIR VALUE OF
                                                  ASSETS         ASSETS           ASSETS          ASSETS
                                               (LIABILITIES)  (LIABILITIES)    (LIABILITIES)   (LIABILITIES)
                                               -------------  -------------    -------------   -------------
   Financial assets:
        Cash and cash equivalents              $    26,089    $    26,089      $   152,174     $   152,174
        Certificates of deposit                    973,540        973,540          915,901         915,901
        Notes receivable                           119,751        119,751          400,000         400,000
   Financial liabilities:
        Notes payable                             (135,167)      (135,167)               -               -
        Long-term debt                          (1,114,967)    (1,048,608)      (1,202,168)     (1,103,593)

NOTE M - SEGMENTS, MAJOR CUSTOMERS AND CONCENTRATIONS

         The company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in fiscal 1999 and has accordingly presented additional information about its operations for the current year. All of the Company's operations are in the domestic U.S. and in Texas and federal waters in the Gulf of Mexico.

         The Company's management reviews and evaluates the operations separately of three main segments--Onshore Operations, Offshore Operations and Fort Cobb Operations. Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance. Onshore Operations include natural gas gathering, transportation and distribution activities in Texas, Oklahoma and Louisiana. Offshore Operations include natural gas gathering and transportation activities in the Gulf of Mexico in Texas and federal waters. The principal markets for both of these segments are affiliates of large intrastate and interstate pipeline companies. Fort Cobb Operations are comprised of a local natural gas distribution company in Oklahoma. This segment supplies natural gas to approximately 2,350 customers, principally for irrigation and crop drying fuel for farming cooperatives, and residential fuel.

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

                GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

(INFORMATION AS OF DECEMBER 31, 1998 AND FOR THE TEN MONTHS THEN ENDED IS
                                 UNAUDITED)


NOTE M - SEGMENTS, MAJOR CUSTOMERS AND CONCENTRATIONS (CONTINUED)

         Summarized financial information of the Company's reportable segments for the ten months ended December 31, 1999 and 1998 and the fiscal year ended February 28, 1999 is presented below:


                                                        DECEMBER 31,
                                               -----------------------------        FEBRUARY 28,
                                                  1999               1998               1999
                                               ----------        -----------        ------------
                                                                 (Unaudited)
                   ONSHORE OPERATIONS
       Revenues                                $4,288,960         $3,915,261          $4,826,931
       Operating margin                           962,741            758,948             970,994
       Depreciation and amortization              392,031            375,558             463,347
       Total assets                             6,099,444          7,003,404           6,554,339

                   OFFSHORE OPERATIONS
       Revenues                                   289,899            581,465             697,547
       Operating margin                            (2,816)           108,804             171,606
       Depreciation and amortization              110,231            100,882             122,656
       Total assets                             1,783,032          1,988,806           1,979,969

                   FORT COBB OPERATIONS
       Revenues                                 1,400,554          1,891,112           2,126,319
       Operating margin                           184,602            486,491             528,926
       Depreciation and amortization              146,103            134,843             162,073
       Total assets                             2,575,521          2,860,944           2,729,802

                          TOTAL
       Revenues                                 5,979,413          6,387,838           7,650,797
       Operating margin                         1,144,527          1,354,243           1,671,526
       Depreciation and amortization              648,365            611,283             748,076
       Total assets                            10,457,997         11,853,154          11,264,110

The following table sets forth the Company's major customers and their percent of total revenues for the ten months ended December 31, 1999 and 1998 and the fiscal year ended February 28, 1999. All of the listed entities are customers of the onshore segment.


                                                                             DECEMBER 31,
                                                                       -----------------------      FEBRUARY 28,
                                                                          1999          1998            1999
                                                                       ----------    ---------    ---------------
         Owens Corning Fiberglas Corporation.............................   17%         17%             17%
         Aurora Natural Gas LLC..........................................   16%          7%              8%
         Dart Container Corporation......................................   15%         12%             12%

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

                GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

(INFORMATION AS OF DECEMBER 31, 1998 AND FOR THE TEN MONTHS THEN ENDED IS
                                 UNAUDITED)


NOTE M - SEGMENTS, MAJOR CUSTOMERS AND CONCENTRATIONS (CONTINUED)

         The Company has three certificates of deposit with a financial institution at December 31, 1999 totaling $973,540. The balances are insured by the Federal Deposit Insurance Corporation up to $110,000. The Company has collateralized certain loans at this financial institution with these time deposits. The Company believes it is not exposed to any significant credit risk.

NOTE N - NON-EMPLOYEE COMMON STOCK OPTIONS AND WARRANTS

         The Company has a stock option plan and several agreements under which non-employee directors and others have been granted nonqualified stock options or warrants to purchase the Company's common stock. Generally, the options are exercisable immediately and expire ten years after the date of grant, or 12 months after cessation of service on the Company's Board if sooner, in the case of director options. All options or warrants issued have exercise prices of not less than 100% of the fair market value on date of grant.

         In fiscal 1999, the Company cancelled 200,000 common stock warrants at $0.53 and reissued 40,000 warrants at $0.53 in connection with the settlement with the convertible promissory noteholders discussed in Note D. Additionally, it issued 20,000 options at $0.625 to non-employee directors. The balance outstanding at Feburary 28, 1999 includes 201,176 warrants at $3.00 that expired on March 1, 1999.

         The following is a summary of the status of the Company's non-employee options and warrants for the ten months ended December 31, 1999 and 1998 and the fiscal year ended February 28, 1999:


                                    DECEMBER 31, 1999           DECEMBER 31, 1998             FEBRUARY 28, 1999
                                -------------------------    ------------------------    ----------------------------
                                                WEIGHTED                    WEIGHTED                       WEIGHTED
                                                AVERAGE                     AVERAGE                        AVERAGE
                                 OPTIONS/       EXERCISE     OPTIONS/       EXERCISE      OPTIONS/         EXERCISE
                                 WARRANTS        PRICE       WARRANTS        PRICE        WARRANTS           PRICE
                                ----------     ----------   -----------    ----------    -----------     ------------
Outstanding at beginning of        520,339       $2.02          660,800       $1.71          660,800         $1.71
period........................
Issued........................           -         -             12,000        0.63           20,000          0.63
Cancelled/Expired.............    (201,176)       3.00         (200,461)       0.55         (200,461)         0.55
Reissued......................           -         -             40,000        0.53           40,000          0.53
                                ----------                  -----------                  -----------
Outstanding and exercisable at
end of period.................     319,163       $1.41          512,339       $2.05          520,339         $2.02
                                ==========                  ===========                  ===========

         The following table summarizes information about options and warrants outstanding at December 31, 1999:


                                                         OPTIONS/WARRANTS OUTSTANDING AND EXERCISABLE
                                       ----------------------------------------------------------------------------
                                                                      WEIGHTED AVERAGE
                                            NUMBER                       REMAINING
                                         OUTSTANDING                    CONTRACTUAL                WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES               AND EXERCISABLE                  LIFE (YEARS)                EXERCISE PRICE
------------------------               ---------------                  ------------                --------------
  $0.53 to 0.63............                 100,000                         5.84                         $0.56
   1.19 to 1.25............                 151,188                         4.86                          1.25
   3.00....................                  67,975                         2.01                          3.00
                                            -------
  $0.53 to 3.00............                 319,163                         4.56                          1.41
                                            =======

NOTE O - FOURTH QUARTER ADJUSTMENTS

         Aggregate year-end adjustments recorded in the fourth quarter reduced net earnings by approximately $83,032, and included the write-offs of a production barge of $32,032 and the Company's $51,000 investment in Ozark Natural Gas Company.

                GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

(INFORMATION AS OF DECEMBER 31, 1998 AND FOR THE TEN MONTHS THEN ENDED IS
                                 UNAUDITED)


NOTE P - SUBSEQUENT EVENT

         The Company entered into contracts, both of which were effective January 1, 2000, for the sale of two non-core properties for an aggregate $1.1 million to two unrelated buyers. One property was an undivided joint venture interest in a Louisiana pipeline system partnership. The other property was a pipeline system in south Texas. The Company received cash of $200,000 for one of the acquisitions which is reflected as proceeds from deferred property sale in the accompanying consolidated financial statements for the ten months ended December 31, 1999. Additionally, the book value of the properties has been reclassified to properties held for sale, net of accumulated depreciation, in the December 31, 1999 balance sheet. The Company will recognize a gain during 2000 on the combined sale transactions of approximately $150,000, net of related transaction costs.