Form 10QSB
period 2000-03-31
GATEWAY ENERGY CORP/NE
filed 2000-05-15
CIK 40194

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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
Yes  X   No
   ----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 11, 2000, the Issuer had 15,312,208 shares of its common stock outstanding.

Transitional Small Business Disclosure Format: Yes     No  X
                                                  ----   ----

                                FORM 10-QSB
                                  PART I

ITEM  1.           FINANCIAL STATEMENTS


                                                                                                 Page
                   Unaudited Consolidated Balance Sheet
                   as of March 31, 2000.                                                            3

                   Unaudited Consolidated Statements of Operations for
                   the three months ended March 31, 2000
                   and March 31, 1999.                                                              4

                   Unaudited Consolidated Statements of Cash Flows for
                   the three months ended March 31, 2000
                   and March 31, 1999.                                                              5

                   Notes to Consolidated Financial Statements                                       6



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2000
(UNAUDITED)

ASSETS
CURRENT ASSETS
   Cash and cash equivalents ...................................   $    360,473
   Certificates of deposit .....................................        691,387
   Trade accounts receivable ...................................        851,784
   Inventories .................................................         61,781
   Prepaid expenses and other ..................................        180,560
                                                                   ------------
        Total current assets ...................................      2,145,985
                                                                   ------------

PROPERTY AND EQUIPMENT - AT  COST
   Gas gathering, processing and transportation ................      8,643,414
   Office furniture and equipment ..............................        664,707
                                                                   ------------
                                                                      9,308,121
   Less accumulated depreciation and amortization ..............     (2,852,201)
                                                                   ------------
                                                                      6,455,920
                                                                   ------------
OTHER ASSETS
   Notes receivable ............................................        119,751
   Equity investment in partnership ............................        276,056
   Other .......................................................        273,261
                                                                   ------------
                                                                        669,068
                                                                   ------------
                                                                   $  9,270,973
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable ............................................   $    798,705
   Accrued expenses ............................................         69,218
   Current maturities of long-term debt ........................        263,932
                                                                   ------------
        Total current liabilities ..............................      1,131,855
                                                                   ------------

LONG-TERM DEBT, LESS CURRENT MATURITIES ........................        594,604
                                                                   ------------

STOCKHOLDERS' EQUITY
   Preferred stock - $1.00 par value; 10,000 shares authorized;
      no shares issued and outstanding .........................           --
   Common stock - $0.25 par value; 17,500,000 shares authorized;
      15,312,208 shares issued and outstanding .................      3,828,052
   Additional paid-in capital ..................................     15,961,403
   Accumulated deficit .........................................    (12,244,941)
                                                                   ------------
                                                                      7,544,514
                                                                   ------------
                                                                   $  9,270,973
                                                                   ============


          The accompanying notes are an integral part of this statement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                            THREE MONTHS ENDED MARCH 31,
                                                             2000                1999
                                                         ------------        ------------
Operating revenues
    Natural gas sales ...............................    $  1,427,302        $  1,180,934
    Transportation and processing ...................         102,478             355,409
    Other ...........................................          23,552              60,329
                                                         ------------        ------------
                                                            1,553,332           1,596,672
Operating costs and expenses
    Cost of natural gas purchased ...................       1,114,692             857,651
    Operation and maintenance .......................         271,785             285,167
    Depreciation and amortization ...................         171,312             200,902
    General and administrative ......................         446,759             489,582
                                                         ------------        ------------
                                                            2,004,548           1,833,302
                                                         ------------        ------------
Operating loss ......................................        (451,216)           (236,630)

Other income (expense)
    Interest income .................................          15,124              21,262
    Interest expense ................................         (36,235)            (39,503)
    Equity in earnings of partnership ...............          19,504              22,557
    Other income (expense), net .....................         159,976               4,000
                                                         ------------        ------------
                                                              158,369               8,316
                                                         ------------        ------------
Loss before income taxes ............................        (292,847)           (228,314)
Income taxes.........................................            --                  --
                                                         ------------        ------------
Net loss ............................................    $   (292,847)       $   (228,314)
                                                         ============        ============

Basic and diluted loss per share ....................    $      (0.02)       $      (0.02)
                                                         ============        ============


          The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                               2000            1999
                                                                            -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
   Net loss .............................................................   $  (292,847)   $  (228,314)
   Adjustments to reconcile net loss to net cash (used) provided by operating activities:
      Equity in undistributed earnings of partnerships ..................        (4,841)          (597)
      Depreciation, depletion and amortization ..........................       171,312        200,902
      Gain on sale of properties ........................................      (159,774)          --
      Non-cash expenses, net ............................................        23,917          9,418
      Net change in cash and cash equivalents, resulting from
      changes in:
         Trade accounts receivable and other assets .....................       161,448        450,498
         Inventories ....................................................        (2,465)         4,209
         Prepaid expenses and other .....................................       (43,877)       122,018
         Accounts payable ...............................................       (13,147)      (147,003)
         Accrued expenses ...............................................      (289,431)      (309,173)
                                                                            -----------    -----------
              Net cash (used) provided by operating activities ..........      (449,705)       101,958
                                                                            -----------    -----------

Cash flows from investing activities
      Capital expenditures ..............................................        (9,549)       (33,543)
      Proceeds from sale of properties ..................................       910,000           --
      Collections of notes receivable ...................................          --           21,847
      Decrease (increase) in certificate of deposit .....................       282,153        (17,299)
              Net cash provided (used) by investing activities ..........     1,182,604        (28,995)
                                                                            -----------    -----------

Cash flows from financing activities
      Proceeds from borrowings ..........................................       200,000           --
      Payments on borrowings ............................................      (598,515)       (26,796)
                                                                            -----------    -----------
              Net cash used by financing activities .....................      (398,515)       (26,796)
                                                                            -----------    -----------

      Net increase in cash and cash equivalents .........................       334,384         46,167
      Cash and cash equivalents at beginning of period ..................        26,089        152,174
                                                                            -----------    -----------

      Cash and cash equivalents at end of period ........................   $   360,473    $   198,341
                                                                            ===========    ===========


          The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     (1)  Principles of Consolidation and Nature of Business

     The consolidated financial statements include the accounts of Gateway Energy Corporation and its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb Fuel Authority, L.L.C. and Gateway Processing Company, plus a small amount of activity in one joint venture and one partnership. Based on its ownership, the Company proportionally consolidates its joint venture interest, and accounts for its partnership interest on the equity method. All significant intercompany transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared by the Company, without audit. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the ten months ended December 31, 1999. Certain reclassifications to the prior period statements have been made to conform with the March 31, 2000 presentation.

     The Company owns and operates natural gas gathering, transportation and distribution systems and related facilities in Texas, Oklahoma and Louisiana, and offshore in Texas and federal waters of the Gulf of Mexico. The Company also operates a natural gas distribution company in Oklahoma.

     (2)  Earnings Per Share

     Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive. For the three months ended March 31, 2000 and 1999, the diluted loss per common share is the same as basic since the effect of potentially dilutive common shares arising from convertible debt and outstanding stock options and warrants was anti-dilutive.

     The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999 was 15,312,208 and 15,242,494.

     (3)  Notes Payable

     The Company had no outstanding current notes payable as of March 31, 2000, but had borrowing capacity available under its operating line of credit. The line of credit provides for maximum borrowings of $500,000 through June 2001. Interest is payable monthly at 7.06% per

GATEWAY ENERGY
CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED (UNAUDITED)

annum and principal is due on demand, or if no demand is made, at maturity. The line is collateralized by $500,000 of the Company's certificate of deposit.

     (4)  Long-term Debt

     Long-term debt at March 31, 2000 consists of the following:

                  Subordinated notes                                    $828,932
                  Note payable to Pipeline Capital, Inc.                  29,604
                                                                        --------
                                                                         858,536
                  Less current maturities                                263,932
                                                                        --------
                                                                        $594,604
                                                                        ========

     (5)  Supplemental Disclosures of Cash Flow Information

     Cash paid during the periods is as follows:


                                                                 THREE MONTHS ENDED MARCH 31,
                                                                2000                  1999
                                                        -------------------     -----------------
                  Interest                                         $31,388               $32,658
                  Income and franchise taxes                        13,809                11,247



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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

TOTAL OPERATIONS


                                                              THREE MONTHS ENDED MARCH 31,
                                                             2000                     1999
                                                       -----------------       ------------------
       Revenues..................................            $1,553,332               $1,596,672
       Operating margins.........................               166,855                  453,854
       Depreciation..............................               171,312                  200,902


     Operating margins for the three months ended March 31, 2000 decreased $287,000 compared to the same period of the prior year. Onshore and Offshore Operations margins decreased $133,000 and $158,000, respectively, partially offset by an increase in Fort Cobb margins of $5,000. These segments are discussed individually below in greater detail. In 2000 the Company continues to focus on enhancing the profitability of its existing systems by reviewing and renegotiating marketing and transportation contracts, when appropriate, and controlling operating and maintenance costs.

ONSHORE OPERATIONS


                                                               THREE MONTHS ENDED MARCH 31,
                                                               2000                     1999
                                                       -----------------       ------------------
        Revenues.................................            $1,169,693               $1,106,416
        Operating margins........................               193,191                  326,591
        Depreciation.............................                96,333                  127,923


     Operating margins for onshore operations decreased in the first quarter by $133,000 over the same period of the prior year. The main decrease was due to the termination of a short-term contract for throughput volumes on the Company's Leleux system in Louisiana. Talks continue with the producer to restructure the contract and regain some of the throughput volumes.

OFFSHORE OPERATIONS


                                                             THREE MONTHS ENDED MARCH 31,
                                                             2000                      1999
                                                       -----------------       -------------------
        Revenues..................................              $50,337                  $166,819
        Operating margins.........................              (76,441)                   81,723
        Depreciation..............................               32,754                    32,661


     Operating margins for offshore operations decreased in the first quarter by $158,000 over the same period of the prior year, and are directly related to lower throughput volumes and a non-recurring maintenance expenditure totaling $62,000. The expected depletion from connected production was not offset because the offshore development plans of producers were delayed by the drastic decline in oil prices in the fall of 1998. The Company expects to see exploration and development activity of unaffiliated producers gain momentum again as oil prices have rebounded and reached their highest levels in nine years. The Company is actively pursuing several opportunities offshore in the Gulf of Mexico.

FORT COBB OPERATIONS


                                                               THREE MONTHS ENDED MARCH 31,
                                                               2000                      1999
                                                       -----------------       -------------------
        Revenues.................................              $333,302                  $323,437
        Operating margins........................                50,105                    45,540
        Depreciation.............................                42,225                    40,318


     Operating margins for Fort Cobb operations increased in the first quarter by $5,000 over the same period of the prior year primarily due to increases in volumes delivered for residential use.

OPERATIONS SUPPORT


                                                             THREE MONTHS ENDED MARCH 31,
                                                             2000                      1999
                                                       -----------------       -------------------
        General and administrative...............              $446,759                  $489,582
        Interest income..........................                15,124                    21,262
        Interest expense.........................               (36,235)                  (39,503)
        Other income (expense), net..............               159,976                     4,000


     General and administrative expenses for the quarter are 9% lower than for the same period of last year, due primarily to reductions in outside professional fees and quarterly shareholder mailings, partially offset by slightly higher office costs.

     Interest income varies directly with the balance on deposit in the Company's certificate of deposit and short-term money market accounts.

     Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's operating line of credit with a bank.

     Other income for the quarter includes gain on the sales of Catarina and Zwolle systems totaling $160,000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities totaled $450,000 for the three months ended March 31, 2000, compared to $102,000 provided by operating activities for the same period last year. Changes in current asset and liability accounts accounted for $308,000 of the decrease between the periods, and the remainder of the decrease was due to the change in operating margins between the two periods which is discussed by segment in the preceding section.

     The Company has cash and cash equivalents and certificates of deposit totaling $1,052,000 at March 31, 2000. The Company's operating line of credit agreement with a bank provides for maximum borrowings of $500,000, through June 2001, and is collateralized with a certificate of deposit for the same amount. There were no borrowings outstanding as of March 31, 2000. The Company's long-term debt to total capitalization ratio was approximately 7%, which should provide opportunity for the Company to utilize conventional long-term financing to fund acquisition or construction projects.

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

     The Company must provide services to its customers, primarily producers, at competitive prices. Therefore, in order to be successful the Company must contain its costs in line with industry competitors. The Company's access to reasonably priced long-term capital will have a significant effect on its ability to acquire additional properties to increase operating margins sufficiently to cover its fixed overhead costs. The Company believes that its low debt, available cash reserves and experienced operating management will allow the Company to access capital and find properties which can provide attractive returns. However, there can be no assurance that the Company will be successful in this endeavor.

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

     The Company's revenues, particularly from its retail operations, are also affected by weather. Much of the retail demand is for crop irrigation and drying. Heavy precipitation in the spring and summer growing season and hot, dry weather in the fall can significantly reduce demand for natural gas in the Company's retail service areas.

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

                  a)  Exhibit:

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


   May 15, 2000
-------------------
(Date)