Form 10QSB
period 2000-06-30
GATEWAY ENERGY CORP/NE
filed 2000-08-14
CIK 40194

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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
Yes X          No
   ---           ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of August 14, 2000, the Issuer had 15,312,208 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes          No        X
                                                   ---------   ---------------

                                   FORM 10-QSB

                                     PART I


ITEM  1. FINANCIAL STATEMENTS

                                                                              Page
                   Unaudited Consolidated Balance Sheet
                   as of June 30, 2000.                                         3

                   Unaudited Consolidated Statements of Operations for
                   the three months and six months ended June 30, 2000
                   and June 30, 1999.                                           4

                   Unaudited Consolidated Statements of Cash Flows for
                   the six months ended June 30, 2000
                   and June 30, 1999.                                           5

                   Notes to Consolidated Financial Statements                   6

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2000
(UNAUDITED)


ASSETS
Current Assets
  Cash and cash equivalents................................................     $     62,942
  Certificates of deposit..................................................          691,387
  Trade accounts receivable................................................        1,017,637
  Inventories .............................................................           59,707
  Prepaid expenses and other assets .......................................          230,421
                                                                                ------------
         Total current assets..............................................        2,062,094
                                                                                ------------

Property and Equipment - at cost
  Gas gathering, processing and transportation.............................        8,773,646
  Equipment and office furniture...........................................          664,933
                                                                                ------------
                                                                                   9,438,579
  Less accumulated depreciation............................................        3,009,215
                                                                                ------------
                                                                                   6,429,364
                                                                                ------------
Other Assets
  Notes receivable.........................................................          119,751
  Equity investment in partnership.........................................          259,124
  Other....................................................................          265,658
                                                                                ------------
                                                                                     644,533
                                                                                ------------
                                                                                $  9,135,991
                                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable.........................................................     $  1,054,530
  Current maturities of long-term debt.....................................          234,328
  Accrued expenses and other liabilities...................................           59,504
                                                                                ------------
         Total current liabilities.........................................        1,348,362
                                                                                ------------

Long-term Debt, less current maturities....................................          601,522
                                                                                ------------

Stockholders' Equity
  Preferred stock - $1.00 par value; 10,000 shares authorized; no shares
    issued and outstanding.................................................                -
  Common stock - $0.25 par value; 17,500,000 shares
    authorized; 15,312,208 shares issued and outstanding...................        3,828,050
  Additional paid-in capital...............................................       15,961,401
  Accumulated deficit......................................................      (12,603,344)
                                                                                ------------
                                                                                   7,186,107
                                                                                ------------
                                                                                $  9,135,991
                                                                                ============

         The accompanying notes are an integral part of this statement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                   ----------------------------    ----------------------------
                                                       2000            1999            2000            1999
                                                   ------------    ------------    ------------    ------------
Operating revenues
  Natural gas sales..............................  $  1,675,149    $  1,057,767    $  3,092,903    $  2,238,701
  Transportation and processing..................        94,797         312,724         197,275         668,133
  Other..........................................        21,293          41,250          44,845         101,579
                                                   ------------    ------------    ------------    ------------
                                                      1,791,239       1,411,741       3,335,023       3,008,413
Operating costs and expenses
  Cost of natural gas purchased..................     1,440,092         892,070       2,554,784       1,749,721
  Operation and maintenance......................       227,458         270,939         498,496         556,106
  Depreciation and amortization..................       171,231         194,621         342,537         395,523
  General and administrative.....................       423,742         624,554         871,244       1,114,136
                                                   ------------    ------------    ------------    ------------
                                                      2,262,523       1,982,184       4,267,061       3,815,486
                                                   ------------    ------------    ------------    ------------
Operating loss...................................      (471,284)       (570,443)       (932,038)       (807,073)

Other income (expense)
  Interest income................................        14,946          19,613          30,068          40,875
  Interest expense...............................       (30,784)        (38,930)        (67,024)        (78,433)
  Equity in earnings of partnership..............        22,567          19,783          42,070          40,938
  Other income (expense), net....................       106,153           4,418         275,674           9,820
                                                   ------------    ------------    ------------    ------------
                                                        112,882           4,884         280,788          13,200
                                                   ------------    ------------    ------------    ------------

Loss before income taxes.........................      (358,402)       (565,559)       (651,250)       (793,873)
Income taxes.....................................             -               -               -               -
                                                   ------------    ------------    ------------    ------------
Net loss.........................................  $   (358,402)   $   (565,559)   $   (651,250)       (793,873)
                                                   ============    ============    ============    ============

Basic and diluted loss per share.................  $      (0.02)   $      (0.04)   $      (0.04)   $      (0.05)
                                                   ============    ============    ============    ============


        The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                             ----------------------------
                                                                                  2000           1999
                                                                             ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS
Cash flows from operating activities
  Net loss................................................................   $   (651,250)   $   (793,873)
  Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Equity in undistributed earnings of partnerships......................          5,480         (20,382)
    Depreciation and amortization.........................................        342,537         395,523
    Gain on sale of properties............................................       (170,034)              -
    Non-cash expenses.....................................................         30,875          15,215
    Net change in cash and cash
      equivalents, resulting from changes in:
        Trade accounts receivable.........................................          5,855         387,381
        Inventories.......................................................           (391)          6,282
        Prepaid expenses and other current assets.........................        (93,779)        134,214
        Accounts payable..................................................        242,678         224,289
        Accrued expenses and other liabilities............................       (299,145)       (303,824)
                                                                             ------------    ------------
          Net cash (used in) provided by operating activities.............       (587,174)         44,825
                                                                             ------------    ------------

Cash flows from investing activities
  Capital expenditures....................................................       (140,007)       (203,682)
  Proceeds from sale of properties........................................        910,000               -
  Collections of notes receivable.........................................              -          49,412
  Decrease (increase) in certificates of deposit..........................        282,153         (28,675)
                                                                             ------------    ------------
          Net cash provided by (used in) investing activities.............      1,052,146        (182,945)
                                                                             ------------    ------------
Cash flows from financing activities
  Proceeds from borrowings................................................        200,000          91,000
  Payments on borrowings..................................................       (628,119)        (58,538)
                                                                             ------------    ------------
          Net cash (used in) provided by financing activities.............       (428,119)         32,462
                                                                             ------------    ------------
Net increase (decrease) in cash and cash equivalents......................        36,853         (105,658)
Cash and cash equivalents at beginning of period..........................        26,089          152,174
                                                                             ------------    ------------
Cash and cash equivalents at end of period................................   $     62,942    $     46,516
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

         The accompanying consolidated financial statements have been prepared by the Company, without audit. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the ten months ended December 31, 1999. Certain minor reclassifications to the prior period statements have been made to conform with the June 30, 2000 presentation.

         The Company owns and operates natural gas gathering, transportation and distribution systems and related facilities in Texas, Oklahoma and Louisiana, and offshore in Texas and federal waters of the Gulf of Mexico. The Company also operates a natural gas distribution company in Oklahoma.

         (2)      Earnings Per Share

         Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive. For the three-month and six-month periods ended June 30, 2000 and 1999, the diluted loss per common share is the same as basic since the effect of potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive.

         The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share for the three-month periods ended June 30, 2000 and 1999 and the six-month periods ended June 30, 2000 and 1999 were 15,312,208, 15,242,494, 15,312,208, and 15,242,494.

         (3)      Notes Payable

         The Company has an operating line of credit with a bank that provides for maximum borrowings of $500,000 through June 2001. Interest is payable monthly at 7.06% per

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

annum and principal is due on demand, or if no demand is made, at maturity. The line is collateralized by $500,000 of the Company's certificates of deposit.

         (4)      Long-term Debt

         Long-term debt June 30, 2000 consists of the following:

                               Subordinated notes                     $     835,850
                               Less current maturities                      234,328
                                                                      -------------
                                                                      $     601,522
                                                                      =============

(5)      Asset Exchange

         Effective May 1, 2000, the Company completed an asset exchange with another company. The Company received 7.6 miles of six-inch pipeline that runs from Galveston Block 227 in the Texas state waters of the Gulf of Mexico to Galveston Island, in exchange for approximately 5 miles of three-inch pipeline located onshore in the Texas City area plus $100,000 cash.

         The pipeline acquired in this exchange has a producing well connected to it and provided the Company approximately $18,000 of additional operating margin in the accompanying financial statements.

         (6)      Supplemental Disclosures of Cash Flow Information

         Cash paid during the periods is as follows:

                                                                               Six Months Ended June 30,
                                                                         ---------------------------------------
                                                                               2000                1999
                                                                         ----------------      -----------------
                                    Interest                                $      55,217        $   65,328
                                    Income and franchise taxes                     27,340            14,200

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

RESULTS OF OPERATIONS

GENERAL

         The Company evaluates each of its activities based on the operating margin it produces. The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. Management reviews and evaluates the operations of three main segments - Onshore operations, Offshore operations and Fort Cobb operations. The Company continues to actively pursue opportunities in all three segments.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

TOTAL OPERATIONS

         The following table sets forth information for the three months ended June 30, 2000 and 1999:

                                                         2000                 1999
                                                  -------------------   -----------------
         Revenues...........................        $    1,791,239         $   1,411,741
         Operating margins..................               123,689               248,732
         Depreciation.......................               171,231               194,621

         Operating margins for the three months ended June 30, 2000 decreased $125,000 compared to the same period of the prior year. Onshore and Fort Cobb Operations margins decreased $120,000 and $8,000, respectively, partially offset by an increase in Offshore margins of $3,000. These segments are discussed individually below in greater detail. In 2000 the Company continues to focus on enhancing the profitability of its existing systems by reviewing and renegotiating transportation agreements and purchase/sale contracts, when appropriate, and controlling operating and maintenance costs.

ONSHORE OPERATIONS

         The following table sets forth information for the three months ended June 30, 2000 and 1999:

                                                        2000                  1999
                                                  ------------------    -----------------
         Revenues...........................        $  1,602,140             $1,226,141
         Operating margins..................             198,552                318,809
         Depreciation.......................              96,411                120,461

         Operating margins for Onshore operations decreased in the second quarter by $120,000 from the same period of the prior year. The main decrease was due to the termination of a short-term contract for throughput volumes on the Company's Leleux system in Louisiana. Talks continue with the producer to restructure and regain some of the throughput volumes. Operating margins related to properties sold effective January 1, 2000 accounted for $39,000 of the decrease from the prior period.

OFFSHORE OPERATIONS

         The following table sets forth information for the three months ended June 30, 2000 and 1999:

                                                        2000                   1999
                                                  ------------------     -----------------
         Revenues...........................        $     62,219            $   99,027
         Operating margins..................               7,280                 4,165
         Depreciation.......................              33,346                32,661

         Operating margins for Offshore operations increased in the second quarter by $3,000 over the same period of the prior year. The increase was primarily due to the $18,000 of additional operating margins from the completion of the asset exchange described in Note 5 to the financial statements plus a reduction in operating expenses of approximately $27,000, partially offset by the impact of lower throughput volumes on one of the offshore systems. The Company continues to actively pursue several other opportunities offshore in the Gulf of Mexico.

FORT COBB OPERATIONS

         The following table sets forth information for the three months ended June 30, 2000 and 1999:

                                                         2000                  1999
                                                   -----------------     -----------------
         Revenues...........................         $    126,880           $    86,573
         Operating margins..................              (82,143)              (74,242)
         Depreciation.......................               41,474                41,499

         Operating margins for Fort Cobb operations decreased in the second quarter by $8,000 from the same period of the prior year primarily due to an increase in operating expenses. Fort Cobb's business peaks in the third and fourth quarters because a significant portion of its load comes from supplying irrigation and crop-drying customers.

OPERATIONS SUPPORT

         The following table sets forth information for the three months ended June 30, 2000 and 1999:

                                                                  2000                 1999
                                                             ----------------     ----------------
         General and administrative...................         $    423,742         $    624,554
         Interest income..............................               14,946               19,613
         Interest expense.............................              (30,784)             (38,930)
         Equity in earnings of partnership............               22,567               19,783
         Other income (expense), net..................              106,153                4,418

         General and administrative expenses for the quarter are 32% lower than for the same period of last year, due primarily to lower legal and outside professional fees.

         Interest income varies directly with the balance on deposit in the Company's certificates of deposit and short-term money market accounts.

         Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's operating line of credit with a bank.

         Other income for the quarter is comprised mainly of an adjustment to legal fees recognized in prior periods.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

TOTAL OPERATIONS

         The following table sets forth information for the six months ended June 30, 2000 and 1999:

                                                                 2000                1999
                                                            ----------------    ----------------
         Revenues.....................................        $  3,335,023        $  3,008,413
         Operating margins............................             281,743             702,586
         Depreciation.................................             342,537             395,523

         Operating margins for the six months ended June 30, 2000 decreased by $421,000 compared to the same period of the prior year. Onshore operating margins decreased $254,000, while Offshore and Fort Cobb operating margins declined by $155,000 and $12,000, respectively. These segments are discussed individually below in greater detail. In 2000 the Company continues to focus on enhancing the profitability of its existing systems by reviewing and renegotiating transportation agreements and purchase/sale contracts, when appropriate, and controlling operating and maintenance costs.

ONSHORE OPERATIONS

         The following table sets forth information for the six months ended June 30, 2000 and 1999:

                                                            2000                  1999
                                                      ------------------    -----------------
         Revenues................................       $  2,771,834           $ 2,332,557
         Operating margins.......................            391,743               645,400
         Depreciation............................            192,742               248,384

         Operating margins for onshore operations decreased in the first half of the year by $254,000 from the same period of the prior year. The main decrease was due to the termination of a short-term contract for throughput volumes on the Company's Leleux system in Louisiana. Talks continue with the producer to restructure and regain some of the throughput volumes. Operating margins related to properties sold effective January 1, 2000 accounted for $67,000 of the decrease from the prior period.

OFFSHORE OPERATIONS

         The following table sets forth information for the six months ended June 30, 2000 and 1999:

                                                            2000                    1999
                                                      ------------------    ---------------------
         Revenues................................       $    112,556           $   265,846
         Operating margins.......................            (69,163)               85,888
         Depreciation............................             66,100                65,322

         Operating margins for Offshore operations decreased $155,000 in the six months ended June 30, 2000 from the same period of the prior year. The decrease was primarily due to the impact of lower throughput volumes on one of the offshore systems and a first quarter 2000 non-recurring maintenance expenditure totaling $62,000, partially offset by the $18,000 of additional operating margins from the completion of the asset exchange described in Note 5 to the financial statements and second quarter reductions in other operating costs. The Company continues to actively pursue several other opportunities offshore in the Gulf of Mexico.

FORT COBB OPERATIONS

         The following table sets forth information for the six months ended June 30, 2000 and 1999:

                                                            2000                    1999
                                                      ------------------    ---------------------
         Revenues................................       $    450,633           $   410,010
         Operating margins.......................            (40,837)              (28,702)
         Depreciation............................             83,695                81,817

         Operating margins for Fort Cobb operations decreased in the first half of the year by $12,000 from the same period of the prior year primarily due to decreases in volumes delivered to local farmers for crop irrigation fuel.

OPERATIONS SUPPORT

         The following table sets forth information for the six months ended June 30, 2000 and 1999:

                                                              2000                 1999
                                                        -----------------    ------------------
         General and administrative...............        $    871,244         $  1,114,136
         Interest income..........................              30,068               40,875
         Interest expense.........................             (67,024)             (78,433)
         Equity in earnings of partnership........              42,070               40,938
         Other income (expense), net..............             275,674                9,820

         General and administrative expenses for the six months ended June 30, 2000 declined by 22% compared to the same period of the prior year. The decline was primarily due to lower legal and outside professional fees.

         Interest income varies directly with the balance on deposit in the Company's certificates of deposit and short-term money market accounts.

         Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's operating line of credit with a bank.

         Other income for the first six months of the year includes gain on the sales of Catarina and Zwolle systems and an adjustment to legal fees recognized in prior periods.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities totaled $587,000 for the six months ended June 30, 2000, compared to $45,000 provided by operating activities for the same period last year. Changes in current asset and liability accounts accounted for $593,000 of the decrease between the periods.

         The Company has cash and cash equivalents and certificates of deposit totaling $754,000 at June 30, 2000. The Company's operating line of credit agreement with a bank provides for maximum borrowings of $500,000, through June 2001, and is collateralized with a certificate of deposit for the same amount. There were no borrowings outstanding as of June 30, 2000. The Company's long-term debt to total capitalization was approximately 7%, which should provide opportunity for the Company to utilize conventional long-term financing to fund acquisitions or construction projects.

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

         During the second quarter of 2000, the Company filed an Application for General Rate Increase with the Oklahoma Corporation Commission (the "Commission") on behalf of Fort Cobb. Fort Cobb is entitled under the Commission rules and guidelines to earn additional annual revenues to cover the costs of service and to provide a reasonable return on the assets employed to serve its customers. Under Oklahoma law, the Commission has complete discretion over the amount and timing of any rate increase granted. If any rate increase is granted, the Company expects that it would not be effective before December 2000.

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

         The Company's operations are also significantly affected by factors which are outside the control of the Company. Gas gathering and processing is dependent on throughput volume. Throughput on the Company's systems is significantly dependent on natural gas production which is affected by natural gas prices as prices affect the willingness of producers to invest the required capital to obtain geological and geophysical information, drill development or exploratory wells, and to rework or maximize production on existing wells. Natural gas prices are at levels which should provide adequate incentive to producers; however, there is no assurance that such prices will remain at current levels, and that producers will continue to react positively to the current prices.

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

                              GATEWAY ENERGY CORPORATION

                                     /s/ Michael T. Fadden
                              ------------------------------------------
                              President and Chief Executive Officer


                                     /s/ Scott D. Heflin
                              ------------------------------------------
                              Chief Financial Officer and Treasurer



      August 14, 2000
---------------------------
(Date)