Form 10QSB
period 2000-09-30
GATEWAY ENERGY CORP/NE
filed 2000-11-14
CIK 40194

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the transition period from
                                       to
                         --------------  --------------

                           Commission File No. 1-4766
                                              -------

                           GATEWAY ENERGY CORPORATION
    ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                             44-0651207
    -----------------------------      ----------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 14, 2000, the Issuer had 15,312,120 shares of its common stock outstanding.

       Transitional Small Business Disclosure Format: Yes       No   X
                                                         -------  -------

                                                 FORM 10-QSB
                                                   PART I
ITEM  1. FINANCIAL STATEMENTS

                                                                                                 PAGE
                   Unaudited Consolidated Balance Sheet
                   as of September 30, 2000.                                                        3

                   Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2000
                   and September 30, 1999.                                                          4

                   Unaudited Consolidated Statements of Cash Flows for
                   the nine months ended September 30, 2000
                   and September 30, 1999.                                                          5

                   Notes to Consolidated Financial Statements                                       6


GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2000
(UNAUDITED)


ASSETS
Current Assets
   Cash and cash equivalents...........................................................           $         78,506
   Certificates of deposit.............................................................                    691,387
   Trade accounts receivable...........................................................                  1,659,035
   Inventories ........................................................................                     70,040
   Prepaid expenses and other assets ..................................................                    190,927
                                                                                                ------------------
        Total current assets...........................................................                  2,689,895
                                                                                                ------------------

Property and Equipment  - at cost
   Gas gathering, processing and transportation........................................                  8,838,894
   Equipment and office furniture......................................................                    664,933
                                                                                                ------------------
                                                                                                         9,503,827
   Less accumulated depreciation.......................................................                  3,167,638
                                                                                                ------------------
                                                                                                         6,336,189
                                                                                                ------------------
Other Assets
   Notes receivable....................................................................                    119,751
   Equity investment in partnership....................................................                    265,758
   Other...............................................................................                    259,303
                                                                                                ------------------
                                                                                                           644,812
                                                                                                ------------------
                                                                                                  $      9,670,896
                                                                                                ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable....................................................................           $      1,423,691
   Notes payable.......................................................................                    130,000
   Current maturities of long-term debt................................................                    234,328
   Accrued expenses and other liabilities..............................................                    106,235
                                                                                                ------------------
        Total current liabilities......................................................                  1,894,254
                                                                                                ------------------

Long-term Debt, less current maturities................................................                    608,440
                                                                                                ------------------

Stockholders' Equity
   Preferred stock -  $1.00 par value; 10,000 shares authorized; no shares issued and
      outstanding......................................................................                        -
   Common stock -  $0.25 par value; 17,500,000 shares
       authorized; 15,312,120 shares issued and outstanding............................                  3,828,030
   Additional paid-in capital..........................................................                 16,047,437
   Accumulated deficit.................................................................                (12,707,265)
                                                                                                -------------------
                                                                                                         7,168,202
                                                                                                -------------------
                                                                                                  $      9,670,896
                                                                                                ===================


                  The accompanying notes are an integral part of this statement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                SEPTEMBER 30,                           SEPTEMBER 30,
                                                    -------------------------------------     ----------------------------------
                                                           2000                 1999              2000               1999
                                                    -------------------     -------------     -------------     ----------------
Operating revenues
    Natural gas sales................................$     3,099,495    $      1,940,649  $      6,192,398    $      4,179,350
    Transportation and processing....................        102,737             195,754           300,012             863,887
    Other............................................         23,657              51,577            68,502             153,156
                                                     ---------------    ----------------  ----------------    ----------------
                                                           3,225,889           2,187,980         6,560,912           5,196,393
Operating costs and expenses
    Cost of natural gas purchased...................       2,435,156           1,437,399         4,989,940           3,187,120
    Operation and maintenance.......................         207,513             286,055           706,009             842,161
    Depreciation and amortization...................         171,796             191,491           514,333             587,019
    General and administrative......................         519,876             745,416         1,391,120           1,859,552
                                                     ---------------    ----------------  ----------------    ----------------
                                                           3,334,341           2,660,361         7,601,402           6,475,852
                                                     ---------------    ----------------  ----------------    ----------------
Operating loss......................................        (108,452)           (472,381)       (1,040,490)         (1,279,459)

Other income (expense)
    Interest income.................................          11,708              16,903            41,776              57,778
    Interest expense................................         (34,158)            (41,685)         (101,182)           (120,118)
    Equity in earnings of partnership...............          26,790              24,962            68,860              65,900
    Other income, net...............................             190                 923           275,864              10,743
                                                     ---------------    ----------------  ----------------    ----------------
                                                               4,530               1,103           285,318              14,303
                                                     ---------------    ----------------  ----------------    ----------------
Loss before income taxes............................        (103,922)           (471,278)         (755,172)         (1,265,156)
Income taxes........................................               -                   -                 -                   -
                                                     ---------------    ----------------  ----------------    ----------------
Net loss.............................................$      (103,922)   $       (471,278) $       (755,172)   $     (1,265,156)
                                                     ===============    ================  ================    ================


Basic and diluted loss per share.....................$         (0.01)   $          (0.03) $          (0.05)   $          (0.08)
                                                     ===============    ================  ================    ================






              The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                --------------------------------------------
                                                                                        2000                    1999
                                                                                --------------------  ----------------------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS

Cash flows from operating activities
   Net loss................................................................       $     (755,172)       $   (1,265,156)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Equity in undistributed earnings of partnerships.....................               (7,763)              (16,646)
      Depreciation and amortization........................................              514,333               587,019
      Gain on sale of properties...........................................             (170,034)                    -
      Stock option compensation expense....................................               86,036                     -
      Non-cash expenses....................................................               42,191               (20,236)
      Settlement of Rosenthal lawsuit......................................                    -               213,607
      Net change in cash and cash
        equivalents, resulting from changes in:
        Trade accounts receivable..........................................             (613,701)              198,102
        Inventories........................................................              (10,724)                5,546
        Prepaid expenses and other current assets..........................              (76,104)              102,424
        Accounts payable...................................................              611,839               150,885
        Accrued expenses and other liabilities.............................             (252,414)              (43,944)
                                                                                -----------------     -----------------
           Net cash used in operating activities...........................             (631,513)              (88,399)
                                                                                -----------------     -----------------

Cash flows from investing activities
   Capital expenditures....................................................             (209,693)             (171,949)
   Proceeds from sale of properties........................................              909,589                     -
   Collections of notes receivable.........................................                    -                75,663
   Decrease (increase) in certificates of deposit..........................              282,153               (40,582)
                                                                                ----------------      -----------------
           Net cash provided by (used in) investing activities.............              982,049              (136,868)
                                                                                ----------------      -----------------

Cash flows from financing activities
   Proceeds from borrowings................................................              330,000               233,500
   Payments on borrowings..................................................             (628,119)              (86,424)
   Issuance of common stock................................................                    -                14,975
                                                                                ----------------      ----------------
           Net cash (used in) provided by financing activities.............             (298,119)              162,051
                                                                                -----------------     ----------------

Net increase (decrease) in cash and cash equivalents.......................               52,417               (63,216)
Cash and cash equivalents at beginning of period...........................               26,089               152,174
                                                                                ----------------      ----------------

Cash and cash equivalents at end of period.................................       $       78,506        $       88,958
                                                                                ================      ================


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

         The accompanying consolidated financial statements have been prepared by the Company, without audit. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the ten months ended December 31, 1999. Certain minor reclassifications to the prior period statements have been made to conform with the September 30, 2000 presentation.

         The Company owns and operates natural gas gathering, transportation and distribution systems and related facilities in Texas, Oklahoma and Louisiana, and offshore in Texas and federal waters of the Gulf of Mexico. The Company also operates a natural gas distribution company in Oklahoma.

         (2)      Earnings Per Share

         Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive. For the three-month and nine-month periods ended September 30, 2000 and 1999, the diluted loss per common share is the same as basic since the effect of potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive.

         The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share for the three-month periods ended September 30, 2000 and 1999 and the nine-month periods ended September 30, 2000 and 1999 were 15,312,172, 15,312,262, 15,312,195, and
15,259,773.

         (3)      Notes Payable

         The Company has an operating line of credit with a bank that provides for maximum borrowings of $500,000 through September 2001. Interest is payable monthly at 7.06% per

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

annum and principal is due on demand, or if no demand is made, at maturity. The line is collateralized by $500,000 of the Company's certificates of deposit. At September 30, 2000, the Company had available borrowing capacity under the line of credit totaling $370,000.

         (4)      Long-term Debt

         Long-term debt at September 30, 2000 consists of the following:

                               Subordinated notes                                              $     842,768
                               Less current maturities                                               234,328
                                                                                               -------------
                                                                                               $     608,440
                                                                                               =============


         (5)      New Accounting Rules

         The Company has adopted Financial Accounting Standards Board Interpretation 44, INTERPRETATION OF APB OPINION 25, ("FIN 44"), issued effective July 1, 2000, which modifies accounting rules governing stock compensation. Under FIN 44, the Company is required to use variable award accounting for outstanding common stock options that were repriced during 1999. Variable award accounting requires recognition of compensation expense in certain circumstances when the market price of the Company's stock exceeds the exercise price of the stock option. The adoption of FIN 44 resulted in recognition of $86,000 of non-cash stock compensation expense in the accompanying financial statements.

         (6)      Supplemental Disclosures of Cash Flow Information

         Cash paid during the periods is as follows:


                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                         2000                     1999
                                                                 ---------------------     -------------------
                               Interest                          $     81,841              $    98,870


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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

TOTAL OPERATIONS

         The following table sets forth information for the three months ended September 30, 2000 and 1999:

                                                           2000                  1999
                                                     ------------------     ----------------
         Revenues...............................       $    3,225,889         $   2,187,980
         Operating margins......................              583,220               464,526
         Depreciation and amortization..........              171,796               191,491


         Operating margins for the three months ended September 30, 2000 increased by $119,000 compared to the same period of the prior year. All operating segments reported higher operating margins than for the same quarter of last year - Fort Cobb operating margins increased by $74,000, Onshore by $38,000 and Offshore by $7,000. These segments are discussed individually below in greater detail. In 2000 the Company continues to focus on enhancing the profitability of its existing systems by reviewing and renegotiating transportation agreements and purchase/sale contracts, when appropriate, and controlling operating and maintenance expenses.

ONSHORE OPERATIONS

         The following table sets forth information for the three months ended September 30, 2000 and 1999:

                                                           2000                   1999
                                                     ------------------     -----------------
         Revenues...............................       $  1,936,485         $   1,344,762
         Operating margins......................            335,069               297,625
         Depreciation and amortization..........             95,123               114,079


         Operating margins for Onshore operations increased in the third quarter by $38,000 from the same period of the prior year. The increase was due to additional throughput volumes on several systems, partially offset by $31,000 of operating margins related to properties sold effective January 1, 2000.

OFFSHORE OPERATIONS

         The following table sets forth information for the three months ended September 30, 2000 and 1999:

                                                           2000                   1999
                                                     ------------------     ------------------
         Revenues...............................       $     67,157           $    83,636
         Operating margins......................             (6,927)              (14,302)
         Depreciation and amortization..........             35,198                33,918


         Operating margins for Offshore operations increased in the third quarter by $7,000 over the same period of the prior year. The increase was primarily due to a reduction in third party operating expenses of $24,000, partially offset by a decrease in revenues of $16,000. The Company continues to actively pursue several opportunities offshore in the Gulf of Mexico.

FORT COBB OPERATIONS

         The following table sets forth information for the three months ended September 30, 2000 and 1999:

                                                           2000                   1999
                                                     ------------------     ------------------
         Revenues...............................       $  1,222,247           $  759,582
         Operating margins......................            255,078              181,203
         Depreciation and amortization..........             41,475               43,494


         Operating margins for Fort Cobb operations increased in the third quarter by $74,000 from the same period of the prior year primarily due to increased sales volumes and a $19,000 reduction in operating expenses.

OPERATIONS SUPPORT

         The following table sets forth information for the three months ended September 30, 2000 and 1999:

                                                                2000                  1999
                                                          -----------------     -----------------
         General and administrative...................      $    519,876          $   745,416
         Interest income..............................            11,708               16,903
         Interest expense.............................           (34,158)             (41,685)
         Equity in earnings of partnership............            26,790               24,962
         Other income (expense), net..................               190                  923


         General and administrative expenses for the quarter are 30% lower than for the same period of last year, due primarily to lower legal fees, partially offset by $86,000 of non-cash stock compensation expense related to stock options that were repriced in 1999. Under the Financial Accounting Standards Board Interpretation 44, INTERPRETATION OF APB OPINION 25, the Company is required to account for these options under variable award accounting, due to the change in the option exercise price. Variable award accounting requires recognition of compensation expense under certain circumstances when the market price of the Company's stock exceeds the exercise price of the stock option.

         Interest income varies directly with the balance on deposit in the Company's certificates of deposit and short-term money market accounts.

         Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's operating line of credit with a bank.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

TOTAL OPERATIONS

         The following table sets forth information for the nine months ended September 30, 2000 and 1999:

                                                                 2000                 1999
                                                            ----------------     ----------------
         Revenues.....................................        $  6,560,912         $  5,196,393
         Operating margins............................             864,963            1,167,112
         Depreciation and amortization................             514,333              587,019


         Operating margins for the nine months ended September 30, 2000 decreased by $302,000 compared to the same period of the prior year. Onshore and Offshore Operations operating margins decreased $216,000 and $148,000, respectively, partially offset by an increase in Fort Cobb operating margins of $62,000. These segments are discussed individually below in greater detail. In 2000 the Company continues to focus on enhancing the profitability of its existing systems by reviewing and renegotiating transportation agreements and purchase/sale contracts, when appropriate, and controlling operating and maintenance expenses.

ONSHORE OPERATIONS

         The following table sets forth information for the nine months ended September 30, 2000 and 1999:

                                                            2000                   1999
                                                      ------------------     -----------------
         Revenues................................       $  4,708,319           $  3,677,319
         Operating margins.......................            726,812                943,025
         Depreciation and amortization...........            287,864                362,468


         Operating margins for Onshore Operations decreased $216,000 in the nine months ended September 30, 2000 from the same period of the prior year. The decrease was due to the termination of a short-term contract for throughput volumes on the Company's LeLeux system in Louisiana, partially offset by increases on various other systems. Talks continue with the producer to regain at least a portion of the throughput volumes. Operating margins related to properties sold effective January 1, 2000 accounted for $87,000 of the decrease from the prior period.

OFFSHORE OPERATIONS

         The following table sets forth information for the nine months ended September 30, 2000 and 1999:

                                                            2000                     1999
                                                      ------------------     ---------------------
         Revenues................................       $    179,713           $    349,482
         Operating margins.......................            (76,090)                71,586
         Depreciation and amortization...........            101,298                 99,240


         Operating margins for Offshore Operations decreased $148,000 in the nine months ended September 30, 2000 from the same period of the prior year. The decrease was primarily due to the combined impact of lower throughput volumes from anticipated well production declines and a first quarter non-recurring maintenance expenditure totaling $62,000, partially offset by lower operating expenses of $84,000. The Company continues to actively pursue several opportunities offshore in the Gulf of Mexico.

FORT COBB OPERATIONS

         The following table sets forth information for the nine months ended September 30, 2000 and 1999:

                                                            2000                     1999
                                                      ------------------     ---------------------
         Revenues................................       $  1,672,880           $  1,169,592
         Operating margins.......................            214,241                152,501
         Depreciation and amortization...........            125,171                125,311


         Operating margins for Fort Cobb Operations increased by $62,000 in the nine months ended September 30, 2000 from the same period of the prior year primarily due to increased sales volumes delivered to local farmers for crop irrigation fuel.

OPERATIONS SUPPORT

         The following table sets forth information for the nine months ended September 30, 2000 and 1999:

                                                              2000                  1999
                                                        -----------------     ------------------
         General and administrative...............        $  1,391,120          $  1,859,552
         Interest income..........................              41,776                57,778
         Interest expense.........................            (101,182)             (120,118)
         Equity in earnings of partnership........              68,860                65,900
         Other income, net........................             275,864                10,743


         General and administrative expenses for the nine months ended September 30, 2000 declined by 25% compared to the same period of the prior year, due primarily to lower legal and outside professional fees, partially offset by $86,000 of non-cash stock compensation expense in 2000 related to stock options that were repriced in 1999. Under the Financial Accounting Standards Board Interpretation 44, INTERPRETATION OF APB OPINION 25, the Company is required to account for these options under variable award accounting, due to the change in the option exercise price. Variable award accounting requires recognition of compensation expense under certain circumstances when the market price of the Company's stock exceeds the exercise price of the stock option.

         Interest income varies directly with the balance on deposit in the Company's certificates of deposit and short-term money market accounts.

         Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's operating line of credit with a bank.

         Other income for the nine months ended September 30, 2000 includes gain on the sales of Catarina and Zwolle systems and an adjustment to legal fees recognized in prior periods.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities totaled $632,000 for the nine months ended September 30, 2000, compared to $88,000 used in operating activities for the same period last year. The difference is due to changes in current asset and liability accounts, which used $754,000 more cash compared to the prior year, partially offset by a lower net loss for the nine months ended September 30, 2000. During the period the Company received $910,000 in proceeds for the January 2000 sales of its interests in the Catarina and Zwolle systems.

         The Company has cash and cash equivalents and certificates of deposit totaling $770,000 at September 30, 2000. The Company's operating line of credit agreement with a bank provides for maximum borrowings of up to $500,000, and is collateralized with a certificate of deposit for the same amount. The available borrowing capacity as of September 30, 2000 was $370,000. The Company's long-term debt to total capitalization was approximately 8%, which should provide opportunity for the Company to utilize conventional long-term financing to fund acquisitions or construction projects.

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

         The Company's ability to generate long-term value for the common stockholders is dependent upon the enhancement of its core assets and the successful acquisition of additional midstream assets. There are many companies participating in the midstream segment of the natural gas industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow. The Company believes that it will be able to compete in this environment and will be able to find attractive investments which compliment its existing properties; however, it is not possible to predict competition or the effect this will have on the Company's operations.

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



   NOVEMBER 14, 2000
--------------------------
(Date)