Form 10KSB
period 2000-12-31
GATEWAY ENERGY CORP/NE
filed 2001-03-30
CIK 40194

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-4766
                            ------------------------

                           GATEWAY ENERGY CORPORATION

                 (Name of small business issuer in its charter)

                    DELAWARE                                         44-0651207
        (State or other jurisdiction of                            (IRS Employer
         incorporation or organization)                         Identification No.)

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

    Issuer's revenues for its most recent fiscal year were $10,107,566.

    The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 20, 2001 was $6,370,404. The number of shares outstanding of the issuer's common equity as of March 20, 2001, was 15,312,128.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following document is incorporated by reference into the indicated parts of this Annual Report to the extent specified in such parts:

Part III of this Annual Report incorporates by reference information in the Proxy Statement for the Annual Meeting of Stockholders of Gateway Energy Corporation to be held on May 23, 2001.

Transitional Small Business Disclosure Format (check one): Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Gateway Energy Corporation (the "Company"), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. The Company's principal executive offices are located at 500 Dallas Street, Suite 2615, Houston, Texas 77002, and its telephone number is (713) 336-0844. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb Fuel Authority, L.L.C. and Gateway Processing Company, except for a small amount of activity in one joint venture.

    On November 4, 1999 the Board of Directors approved a change in the Company's fiscal year-end from February 28/29 to December 31. Accordingly, this report covers the year ended December 31, 2000, and unaudited data for the prior year is presented for comparison. The prior reporting period was the ten months from March 1, 1999 through December 31, 1999.

    In the following discussion, "Mcf" refers to thousand cubic feet of natural gas; "Bbl" refers to barrel, of approximately 42 U.S. gallons; "Btu" refers to British thermal unit, a common measure of the energy content of natural gas; "MMBtu" refers to millions of British thermal units. "Mcfe" refers to thousand cubic feet equivalent. Liquid hydrocarbons are converted to Mcf equivalents using the ratio of 1.0 barrel of liquid hydrocarbons to 6.0 Mcf of natural gas.

DESCRIPTION OF BUSINESS

    The Company owns and operates natural gas gathering, transportation and distribution systems and related facilities in Texas, Oklahoma and Louisiana, and offshore in state and federal waters of the Gulf of Mexico. These systems include approximately 900 miles of pipeline ranging in size from 2" to 20" with a combined daily throughput capacity of approximately 500 million cubic feet. The Company gathers natural gas from producing properties owned by others and transports that gas to primary transmission pipelines. In some cases, the Company assumes title along with possession of the gas and sells the gas to a marketing company or markets directly to end users, including agricultural, residential, industrial and commercial users, under "back-to-back" purchase and sale contracts designed to minimize commodity risk. Otherwise the Company transports the gas for a fee per MMBtu. For the year ended December 31, 2000, approximately 77% of the Company's gross margin was generated under purchase and sale contracts and approximately 18% of the gross margin was generated by fee-based contracts.

    The Company also owns an exclusive license in the U.S. to a patented process for the rejection of nitrogen from natural gas streams. The Company, through Gateway Processing Company, intends to exploit this niche by owning and operating gas treating plants and related facilities, and by acquiring working interests in high nitrogen natural gas reserves where necessary to assist in creating demand for the Company's treating services.

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

BUSINESS GROWTH STRATEGY

    The Company's growth strategy is to increase earnings and cash flows through the enhancement of existing systems and facilities, to construct or acquire additional pipelines, plants and facilities and to expand its marketing efforts. The Company also intends to exploit its exclusive U.S. license to the patented process to treat high-nitrogen natural gas.

    Should the future price of natural gas encourage significant exploration and development drilling, the Company would benefit from its presence in proven productive areas, both onshore and offshore in the Gulf Coast region. With a current throughput volume at less than 10% of the Company's maximum daily throughput capacity, the Company believes that it will be able to solicit a significant amount of new gathering and transportation business.

    The Company intends to pursue projects that employ its nitrogen rejection technology, and is actively evaluating several such projects. These projects are located in geographic areas with well known concentrations of high nitrogen natural gas reserves. Successful completion of these projects will depend upon the ability of the Company to market the technology to the producer community, and to obtain financing on terms satisfactory to the Company for construction of nitrogen rejection plants and/or acquisition of working interests in the high nitrogen properties.

    Successful implementation of the Company's growth strategy will depend on maintaining an upward trend in earnings and cash flow, and in part on its ability to secure relatively lower cost conventional financing or to form strategic alliances with industry partners. With a long-term debt-to-total capitalization ratio of approximately 8%, and with aggressively managed cash flows, the Company expects to be able to secure conventional growth capital financing at a lower cost than that to which it has previously had access. The Company is actively analyzing its inventory of projects, and intends to focus its efforts on those with the maximum potential to provide growth capital and return to shareholders. Funds from operations, combined with borrowed capital, will be invested in the acquisition or construction of additional income producing assets.

MAJOR CUSTOMERS AND SUPPLIERS

    The Company purchases natural gas from numerous producers and suppliers, and during the year ended December 31, 2000 two oil and gas companies supplied 49% and 15% of its total gas purchased. During the period, all customers with sales exceeding 10% are industrial customers. Gross sales to these customers as a percentage of total revenue for the year ended December 31, 2000 and 1999 and the ten months ended December 31, 1999 are as follows:

                                                     DECEMBER 31,         TEN MONTHS ENDED
                                                -----------------------     DECEMBER 31,
                                                  2000           1999           1999
                                                --------       --------   ----------------
Owens Corning Fiberglas Corporation...........     21%            18%            17%
Dart Container Corporation....................     20%            15%            15%
Aurora Natural Gas LLC........................      9%            16%            16%

    Although these sales constitute a significant portion of total revenues, they represent a much less significant portion of operating margin because of back-to-back purchase contracts to supply these major customers. The Company believes that a loss of a major supplier or customer could be readily replaced and would not have a material adverse effect on its financial statements.

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

REGULATION

    The transportation and sale of natural gas in interstate commerce are subject to extensive regulation under the Natural Gas Act ("NGA"), the Natural Gas Policy Act of 1978 ("NGPA"), and other rules and regulations promulgated by the Federal Energy Regulatory Commission ("FERC"). The Company believes that the gathering, transportation and distribution activities of the Company are intrastate in nature and not subject to FERC's jurisdiction. The properties are, however, subject to regulation by various state agencies.

    Fort Cobb Fuel Authority, L.L.C. ("Fort Cobb") is a local distribution company subject to the regulations of the Oklahoma Corporation Commission ("OCC"). The OCC regulates the prices to the customer based on the cost of investment, operating and maintenance expense, cost of purchased gas and rates of return. Fort Cobb was granted a general rate increase effective for all services billed after December 28, 2000. This is Fort Cobb's first rate increase in ten years, and it is designed to enable the utility to recover its cost of service and earn a fair return on its rate base. The OCC also regulates construction and safety of the distribution system.

ENVIRONMENTAL AND SAFETY CONCERNS

    The Company's operations are subject to environmental risks normally incident to the operation and construction of pipelines, plants, and other facilities for gathering, processing, treating, transporting and distributing natural gas and liquid hydrocarbons. In most instances, the regulatory requirements relate to the discharge of substances into the environment and include controls such as water and air pollution control measures. Environmental laws and regulations may require the acquisition of a permit before certain activities may be conducted. Further, these laws and regulations may limit or prohibit activities on certain lands lying within wilderness areas, wetlands, areas providing habitat for certain species, or other protected areas. The properties are also subject to other federal, state, and local laws covering the handling, storage, or discharge of materials used by the Company, or otherwise relating to protection of the environment, safety, and health.

    Management believes the Company has obtained, and is in current compliance with, all necessary and material permits and that its operations are in substantial compliance with applicable material governmental regulations.

EMPLOYEES

    As of December 31, 2000, the Company had 19 full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

ONSHORE PROPERTIES

    The Company owns 12 active systems in Texas, Louisiana and Oklahoma. The systems generally gather and transport natural gas under back-to-back purchase and sales arrangements or for a fee per unit of production transported; however, one is a 14 mile delivery system which transports natural gas for sale to industrial users in Ellis County, Texas. The Company also owns an interest in a system through a joint venture located in Texas which gathers and transports natural gas under a fee arrangement. The systems are properly maintained and are capable of transporting natural gas under prescribed pressures. At December 31, 2000, the Company's onshore systems were comprised of approximately 82 miles of 2" to 8" pipelines and related compressors, meters, regulators, valves and equipment.

    Effective January 1, 2000, the Company entered into contracts for sale of two non-core properties for an aggregate $1.1 million to two unrelated buyers and recognized a gain on the combined sale of $159,000. One property was an undivided joint venture interest in a Louisiana pipeline system partnership. The other property was a pipeline system in south Texas. Effective October 31, 2000, the Company sold its interest in an operating partnership for $410,000 and recorded a gain of $188,000 on the sale.

OFFSHORE PROPERTIES

    Gateway Offshore Pipeline Company owns pipelines, a related 140' X 70' operating platform, and an onshore terminal facility (the "Crystal Beach" facility) that services producers primarily in Texas offshore waters and Galveston Bay. These systems and related facilities are in shallow water and provide the Company the capacity to separate gas and liquid hydrocarbons and dehydrate gas in large volumes and to transport the gas and liquid hydrocarbons to various markets. The Company's offshore systems consist of approximately 139 miles of 4" to 20" diameter pipelines and related equipment which transport the natural gas and liquid hydrocarbons primarily under fee-based contracts.

    Effective May 1, 2000, the Company made a property trade under which it received 7.62 miles of six-inch pipeline located in shallow waters offshore of Galveston, Texas in exchange for 5.18 miles of three-inch onshore pipeline plus $100,000 cash. The trade enabled the Company to increase its presence in a core area currently benefitting from increased exploration activity.

FORT COBB PROPERTIES

    Fort Cobb is a local distribution company serving approximately 2,350 agricultural and residential customers in Caddo and Washita counties in Oklahoma. Fort Cobb owns and operates approximately 600 miles of 1" to 4" pipeline and related meters, regulators, valves, rights-of-way and easements, all normally associated with distribution systems.

SYSTEM CAPACITY

    The capacity of a pipeline is primarily a function of its diameter and length and its inlet and outlet pressures. Based upon normal operating pressures, the Company's systems have a daily throughput capacity of over 500,000 Mcf per day which significantly exceeds the current daily throughput of approximately 41,000 Mcfe per day.

    The Crystal Beach facility referred to above has a storage capacity of approximately 40,000 Bbls and, with minor modifications, has a throughput capacity of 5,000 Bbls of liquid hydrocarbons per day. Additional tankage and related facilities could be added on adjacent land owned by the Company.

NATURAL GAS TREATING

    The Company owns an exclusive license in the U.S. to use patented technology developed by Advanced Extraction Technologies, Inc. ("AET"). AET's state-of-the-art absorption based nitrogen rejection technology is marketed as the Mehra Process(SM). The primary advantage of the AET technology over cryogenic (very low temperature) nitrogen rejection is its flexibility to adapt to a range of nitrogen concentrations and quickly respond to a change in operating conditions. The need to be able to cost effectively and efficiently remove nitrogen from natural gas to allow the gas to meet pipeline quality specifications is important since the expected shortfall in natural gas supply over the next decade will require full development of the United States' entire natural gas resource base, approximately twenty percent of which is sub-quality due to excess nitrogen. This technology is especially attractive at a time when the higher price of natural gas has created the economic incentive to treat sub-quality (i.e. high nitrogen) natural gas to remove the nitrogen and make it marketable. With this technology, Gateway believes it is well positioned to participate in efforts to increase the supply of marketable natural gas in the United States.

    Under the license agreement, the Company's exclusive right in the U.S. to utilize the Mehra Process will remain in effect at least through December 31, 2004, provided the Company makes an optional payment to extend it on September 30, 2001. If the Company does not make the optional payment, then effective October 1, 2001, this exclusive right will apply only in two U.S. basins through December 31, 2004, and will become non-exclusive in the rest of the U.S. The Company's rights under the agreement, whether or not the optional payment is made, will continue after December 31, 2004 for as long as the Company meets certain installed nitrogen rejection unit capacity targets. The Company is required to pay a license fee per unit of volumes processed through each unit so long as there are any unexpired patents covering the technology.

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

QUARTER ENDED                                                   HIGH       LOW
-------------                                                 --------   --------
March 31, 2000..............................................   $0.31      $0.20
June 30, 2000...............................................    0.29       0.15
September 30, 2000..........................................    0.78       0.20
December 31, 2000...........................................    0.93       0.25

QUARTER ENDED                                                  HIGH       LOW
-------------                                                  -----      -----
March 31, 1999..............................................   $0.44      $0.26
June 30, 1999...............................................    0.38       0.22
September 30, 1999..........................................    0.26       0.19
December 31, 1999...........................................    0.29       0.16


HOLDERS

    As of December 31, 2000, there were approximately 3,185 shareholders of the Company's Common Stock.

DIVIDENDS

    There have been no dividends declared on the Company's Common Stock during the year ended December 31, 2000 or 1999. The Company does not intend to pay dividends on its common stock in the near future.

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

TOTAL OPERATIONS

                                                             TEN MONTHS ENDED
                               YEAR ENDED DECEMBER 31,         DECEMBER 31,
                               ------------------------   -----------------------
                                  2000          1999         1999         1998
                               -----------   ----------   ----------   ----------
Revenues                       $10,107,566   $7,061,944   $5,979,413   $6,387,838
Operating margins                1,082,050    1,461,810    1,144,527    1,354,243
Depreciation                       680,233      785,157      648,365      611,283

    Operating margins for the year ended December 31, 2000 decreased $380,000 from last year. The Fort Cobb operations increase of $100,000 was more than offset by declines from Onshore and Offshore operations of $320,000 and $160,000, respectively. During that same period the Company spent $454,891 to acquire, extend and maintain pipeline systems and facilities both Onshore and Offshore, an increase of $73,000 over the prior year. Of that amount $188,153 was charged to expense in the period incurred, and $266,738 was capitalized. The Company is actively evaluating additional opportunities that would significantly increase cash flows for relatively little capital investment, including high-nitrogen natural gas opportunities.

    Operating margins for the ten months ended December 31, 1999 decreased $210,000 from the same period of 1998. The Onshore operations increase of $204,000 was more than offset by declines from Fort Cobb and Offshore operations of $302,000 and $112,000, respectively. During the ten months ended
December 31, 1999 the Company spent $344,737 to construct one new system and to maintain pipeline systems and facilities both Onshore and Offshore. Of that amount $133,915 was charged to expense in the period incurred, and $210,822 was capitalized.

ONSHORE OPERATIONS

                                                             TEN MONTHS ENDED
                                YEAR ENDED DECEMBER 31,        DECEMBER 31,
                                -----------------------   -----------------------
                                   2000         1999         1999         1998
                                ----------   ----------   ----------   ----------
Revenues                        $7,341,866   $5,020,202   $4,288,960   $3,915,261
Operating margins                  855,748    1,174,787      962,741      758,948
Depreciation                       377,645      479,819      392,031      375,558

    Onshore operating margins for the year ended December 31, 2000 decreased $320,000 over the same period of the prior year, due mainly to lower throughput volumes, partially offset by increased margin per unit of throughput. Volumes declined due in part to the sales of the Zwolle and Catarina systems and the Company's interest in the Carmel Pipeline partnership, and the cessation of a significant contract in Louisiana.

    Onshore operating margins for the ten months ended December 31, 1999 increased $204,000 over the 1998 period, due mainly to a 35% increase in daily throughput volumes. The increases were attributable to assets located in Louisiana and Oklahoma and Texas.

OFFSHORE OPERATIONS

                                                                 TEN MONTHS ENDED
                                     YEAR ENDED DECEMBER 31,       DECEMBER 31,
                                     ------------------------   -------------------
                                        2000          1999        1999       1998
                                     -----------   ----------   --------   --------
Revenues                              $ 228,291     $405,981    $289,899   $581,465
Operating margins                      (100,277)      59,986      (2,816)   108,804
Depreciation                            135,943      132,005     110,231    100,882

    Operating margins for the year ended December 31, 2000 decreased $160,000 from last year due mainly to the anticipated decline of a well connected to one of the Company's systems, plus non-recurring maintenance costs of $60,000. Total throughput volumes declined approximately 55% from 1999. The Company expected, and is beginning to see, exploration and development activity of unaffiliated producers pick up momentum again as oil prices have rebounded and reached their highest levels in nine years, and natural gas prices have essentially tripled. In July 2000 the Company made a property trade under which it received 7.62 miles of six-inch pipeline located in shallow waters offshore of Galveston, Texas in exchange for 5.18 miles of three-inch onshore pipeline plus $100,000 cash. In August 2000 the Company announced agreements with The Houston Exploration Company ("THX") to transport all of THX's natural gas and liquid hydrocarbon production from Galveston Blocks 144-L and 190-L. In January 2001 the Company announced an agreement to transport all of Whiting Petroleum Corporation's natural gas and liquid hydrocarbon production from High Island Block 98-L. The Company's expects cash flows for the year 2001 to increase over 2000 levels due to this additional business.

    Operating margins for the ten months ended December 31, 1999 decreased $112,000 from the corresponding 1998 period as revenues declined $292,000 and expenses declined $180,000. Throughput volumes declined approximately 55% from the ten months ended December 31, 1998, while transportation rates per MMBtu transported remained steady. The expected depletion from connected production was not offset because the offshore development plans of producers were delayed by the drastic decline in oil prices in the fall of 1998.

FORT COBB OPERATIONS

                                                             TEN MONTHS ENDED
                                YEAR ENDED DECEMBER 31,        DECEMBER 31,
                                -----------------------   -----------------------
                                   2000         1999         1999         1998
                                ----------   ----------   ----------   ----------
Revenues                        $2,537,409   $1,635,761   $1,400,554   $1,891,112
Operating margins                  326,579      227,037      184,602      486,491
Depreciation                        16,645      173,333      146,103      134,843

    Operating margins for the year ended December 31, 2000 increased $100,000 from last year due to the impact of 19% higher delivered volumes, plus a modest level of cost saving. During 2000 the Oklahoma Corporation Commission approved the Company's application for increase in its tariff rates, its first general increase in rates in ten years. The new rates, which are effective for all services billed after December 28, 2000, are designed to allow the Company to recover its cost of service and earn a fair return on its rate base capital.

    Operating margins for the ten months ended December 31, 1999 declined from the same period of the prior year by $302,000 mainly due to weather-related reduction in demand in the spring and summer irrigation season that caused the ten-month average throughput volumes to decline by 35% from the same period of the prior year. Fort Cobb will continue to strive to expand its customer base by building on its record of excellent customer service at competitive prices. Fort Cobb receives its supply of natural gas from any of three major intra-state pipeline companies, allowing it to purchase gas at competitive prices and ensuring deliverability.

OPERATIONS SUPPORT

                                                             TEN MONTHS ENDED
                                YEAR ENDED DECEMBER 31,        DECEMBER 31,
                                -----------------------   -----------------------
                                   2000         1999         1999         1998
                                ----------   ----------   ----------   ----------
General and administrative      $1,741,770   $2,295,006   $1,965,574   $2,539,431
Interest income                     59,144       70,620       57,234      159,743
Interest expense                  (141,712)    (163,888)    (137,515)    (305,173)
Gain on disposal of assets         343,431           --           --        8,000
Other income (expense), net        140,648      (79,686)     (83,686)      61,491

    General and administrative expenses for the year ended December 31, 2000 decreased $553,000 from the prior year. The decrease was due primarily to the prior year legal expense incurred to defend against STANLEY ROSENTHAL V. SHOREHAM PIPELINE COMPANY (the "Rosenthal Lawsuit").

    General and administrative expenses for the ten months ended December 31, 1999 decreased $574,000 from the same period of 1998. The decrease was due primarily to the prior period inclusion of Shoreham Pipeline Company bad debt expense and related legal and other costs, plus corporate office moving costs as described below, partially offset by legal expense incurred to defend against the Rosenthal Lawsuit during the 1999 period.

    During the ten months ended December 31, 1999 the Company successfully mediated the Rosenthal Lawsuit in which the Company was named as a defendant by reason of its former joint venture association with Shoreham Pipeline Company. The financial statements of the Company for the year and the ten months ended December 31, 1999 reflect a charge to earnings for $395,414 related to this matter.

    During the ten months ended December 31, 1998, the Company finalized the dissolution of its joint ventures with Shoreham, a process that began during fiscal year 1998. On November 24, 1998, the Company and Shoreham reached an agreement under which the Company received: (i) cash of $725,000; (ii) a note for $400,000, collateralized with certain properties owned by Shoreham, and;
(iii) the release of a net profits interest in the Company's Shipwreck system. As a result of the dissolution of the joint ventures, the Company hired management and support staff who manage its operations in place of the joint venture partner or contract management companies. This change in strategy added significant general and administrative costs, reflecting costs of additional personnel, office rent and telecommunications, legal fees and other office costs. Such costs were considered essential to equipping the Company with the appropriate depth of operating and management experience required to implement the growth strategy.

    In late 1998 the Company moved its corporate headquarters to Houston, Texas. Accordingly, the ten months ended December 31, 1998 include $198,000 of nonrecurring costs related to this move, which includes costs of maintaining both offices, employee severance and other moving costs.

    Interest income for all years presented fluctuates directly with the average certificate of deposit balance, and the balance of the interest bearing notes receivable from Shoreham.

    Interest expense for the year ended December 31, 2000 was lower than for the same period of the prior year due to lower average borrowings outstanding. Interest expense for the ten months ended December 31, 1999 declined significantly compared to the same period of 1998 because that prior period included debt restructure costs recorded as interest expense, and additional interest incurred on some convertible promissory notes which were issued by Gateway Pipeline Company and later retired.

    Gain (loss) on sale of assets for the year ended December 31, 2000 includes gains on the sales of Catarina and Zwolle systems, and the Company's partnership interest in Carmel Pipeline Company.

    Other income (expense), net for the year ended December 31, 2000 includes primarily the reversal of legal expenses incurred in prior periods. During the ten months ended December 31, 1999, it included primarily the write-offs of the Company's investment in Ozark Natural Gas Company and a production barge.

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

    The Company is contingently obligated for up to $523,000 under a note agreement entered into in conjunction with its acquisition of a pipeline system. The contingent amount is payable on or before April 15, 2004. The amount that the Company ultimately pays will be calculated using a formula in the note agreement, and will depend upon achievement of certain asset performance goals. No amounts have been paid or accrued for this obligation as of December 31, 2000.

    The Company has in place an operating line of credit agreement with a bank that provides for borrowings of up to $500,000. As of December 31, 2000 there was no outstanding balance under the agreement. The Company believes that the aggregate working capital available under the credit agreement, from available funds, and cash flows from operations will be sufficient to fund its operating and maintenance capital requirements for the foreseeable future.

    Natural gas prices as represented by the NYMEX Henry Hub index averaged $3.88 and $2.27 for year ended December 31, 2000 and 1999 and $2.43 for the ten months ended December 31, 1999. The natural gas industry is generally optimistic about long-term prospects based on expected demand, the cost of developing prospects and the sales price of natural gas. The Company's operating margins are not significantly affected by the price of natural gas since gas gathering is generally based on a fee arrangement. However, long-term depression of prices can affect exploration and development and result in lower or delayed volumes available for transportation.

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

ITEM 7. FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants..........     14

Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................     15

Consolidated Statements of Operations for the year ended
  December 31, 2000 and 1999 and for the ten months ended
  December 31, 1999.........................................     16

Consolidated Statement of Stockholders' Equity for the year
  ended December 31, 2000 and for the ten months ended
  December 31, 1999.........................................     17

Consolidated Statements of Cash Flows for the year ended
  December 31, 2000 and 1999 and for the ten months ended
  December 31, 1999.........................................     18

Notes to Consolidated Financial Statements..................     19

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

    None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference from the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held May 23, 2001, under the captions ELECTION OF DIRECTORS, LIST OF CURRENT EXECUTIVE OFFICERS OF THE COMPANY, and COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

ITEM 10. EXECUTIVE COMPENSATION

    Incorporated by reference from the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held May 23, 2001, under the caption EXECUTIVE COMPENSATION.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held May 23, 2001, under the captions SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and GOVERNANCE OF THE COMPANY.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held May 23, 2001, under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

    The following index sets forth the documents and schedules filed with this Form 10-KSB.

EXHIBIT                                  DESCRIPTION OF DOCUMENT
-------               ------------------------------------------------------------
  3(a)*               Restated Certificate of Incorporation dated May 26, 1999.
  3(b)*               Bylaws, as amended through May 26, 1999.
  4(a)*               Form of the Common Stock Certificate.
 10(a)(1)             1994 Incentive and Non-Qualified Stock Option Plan;
                      incorporated by reference to Exhibit 10(a) to Form 10-KSB
                      for the year ended February 28, 1997.
 10(a)(2)*            1998 Stock Option Plan.
 10(a)(3)*            1998 Outside Directors' Stock Option Plan.
 10(b)(1)*            Memorandum of Understanding dated March 17, 1997 re: Michael
                      T. Fadden employment.
 10(b)(2)             Employment Agreement dated July 1, 1996 with Donald L.
                      Anderson; incorporated by reference to Exhibit 10(b) to
                      Form 10-KSB for the year ended February 28, 1997.
 10(c)*               Executive Compensation Plan approved November 19, 1997.
 10(d)*               Houston Office Lease dated January 20, 1998 with Trizec
                      Allen Center Limited Partnership.
 10(e)*               Agreement and Plan of Merger dated May 1, 1998 with Abtech
                      Resources, Inc.
 11                   Statement Regarding Computation of Earnings Per Share.
 18                   Letter from Grant Thornton LLP regarding preferability of
                      the Company's change to successful efforts accounting for
                      oil and gas operations.
 21                   Subsidiaries.
 23                   Consent of Grant Thornton LLP.
 27                   Financial Data Schedule.

------------------------
*   Incorporated by reference to Form 10-KSB for the year end February 28, 1999.

    (b) REPORTS ON FORM 8-K

       None

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                 GATEWAY ENERGY CORPORATION
                                                                        (Registrant)

                                                       By:               /s/ M. T. FADDEN
                                                            -----------------------------------------
                                                                           M. T. Fadden
                                                                    CHAIRMAN, PRESIDENT & CEO

                                                       By:               /s/ S. D. HEFLIN
                                                            -----------------------------------------
                                                                           S. D. Heflin
                                                                        CFO AND TREASURER

Date: March 30, 2001

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----
                /s/ MICHAEL T. FADDEN
     -------------------------------------------       Director                        March 30, 2001
                  Michael T. Fadden

                  /s/ JOHN B. EWING
     -------------------------------------------       Director                        March 30, 2000
                    John B. Ewing

                 /s/ SCOTT D. HEFLIN
     -------------------------------------------       Director                        March 30, 2001
                   Scott D. Heflin

                 /s/ EARL P. HOFFMAN
     -------------------------------------------       Director                        March 30, 2001
                   Earl P. Hoffman

              /s/ CHARLES A. HOLTGRAVES
     -------------------------------------------       Director                        March 30, 2001
                Charles A. Holtgraves

                  /s/ L. J. HORBACH
     -------------------------------------------       Director                        March 30, 2001
                    L. J. Horbach

                /s/ GARY A. MCCONNELL
     -------------------------------------------       Director                        March 30, 2001
                  Gary A. McConnell

                   /s/ ABE YEDDIS
     -------------------------------------------       Director                        March 30, 2001
                     Abe Yeddis


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors

Gateway Energy Corporation

    We have audited the accompanying consolidated balance sheets of Gateway Energy Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 and the ten month period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway Energy Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the year ended December 31, 2000 and the ten month period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


GRANT THORNTON LLP


Houston, Texas
March 2, 2001

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                  ASSETS
Current Assets
  Cash and cash equivalents.................................  $    171,367   $     26,089
  Certificates of deposit...................................       691,387        973,540
  Trade accounts receivable.................................     1,827,882      1,035,074
  Note receivable--current portion..........................         8,891             --
  Inventories...............................................        59,792         59,316
  Prepaid expenses and other assets.........................       138,995        153,642
  Properties held for sale, net.............................            --        950,226
                                                              ------------   ------------
    Total current assets....................................     2,898,314      3,197,887

Property and Equipment, at cost
  Gas gathering, processing and transportation..............     8,849,010      8,634,511
  Office furniture and other equipment......................       664,933        664,061
                                                              ------------   ------------
                                                                 9,513,943      9,298,572
                                                              ------------   ------------
Less accumulated depreciation and amortization..............     3,307,331      2,695,105
                                                              ------------   ------------
                                                                 6,206,612      6,603,467
                                                              ------------   ------------
Other Assets
  Note receivable, less current portion.....................       110,860        119,751
  Equity investment in partnership..........................            --        277,825
  Other.....................................................       344,583        259,067
                                                              ------------   ------------
                                                                   455,443        656,643
                                                              ------------   ------------
                                                              $  9,560,369   $ 10,457,997
                                                              ============   ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..........................................  $  1,629,798   $    811,852
  Accrued expenses and other liabilities....................       103,320        358,649
  Note payable..............................................            --        135,167
  Current maturities of long-term debt......................       234,328        292,952
  Proceeds from deferred property sale......................            --        200,000
                                                              ------------   ------------
    Total current liabilities...............................     1,967,446      1,798,620

Long-term debt, less current maturities.....................       615,357        822,015
Stockholders' Equity
  Preferred stock--$1.00 par value; 10,000 shares
    authorized; no shares issued and outstanding in 2000 and
    1999....................................................            --             --
  Common stock--$0.25 par value; 17,500,000 shares
    authorized; 15,312,128 and 15,312,208 shares issued and
    outstanding in 2000 and 1999............................     3,828,032      3,828,052
  Additional paid-in capital................................    15,961,379     15,961,404
  Accumulated deficit.......................................   (12,811,845)   (11,952,094)
                                                              ------------   ------------
                                                                 6,977,566      7,837,362
                                                              ------------   ------------
                                                              $  9,560,369   $ 10,457,997
                                                              ============   ============

        The accompanying notes are an integral part of these statements.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED
                                                           DECEMBER 31,          TEN MONTHS ENDED
                                                     -------------------------     DECEMBER 31,
                                                        2000          1999             1999
                                                     -----------   -----------   ----------------
                                                                     (UNAUDITED)
Operating revenues
  Natural gas sales................................  $ 9,640,413   $ 5,845,103      $ 5,043,220
  Transportation and processing....................      372,848     1,003,151          761,362
  Other............................................       94,305       213,690          174,831
                                                     -----------   -----------      -----------
                                                      10,107,566     7,061,944        5,979,413
Operating costs and expenses
  Cost of natural gas purchased....................    8,070,402     4,489,777        3,910,131
  Operation and maintenance........................      955,114     1,110,357          924,755
  Depreciation and amortization....................      680,233       785,157          648,365
  General and administrative.......................    1,741,770     2,295,006        1,965,574
                                                     -----------   -----------      -----------
                                                      11,447,519     8,680,297        7,448,825
                                                     -----------   -----------      -----------
  Operating loss...................................   (1,339,953)   (1,618,353)      (1,469,412)

Other income (expense)
  Interest income..................................       59,144        70,620           57,234
  Interest expense.................................     (141,712)     (163,888)        (137,515)
  Equity in earnings of partnership................       78,691        85,727           71,268
  Gain on disposal of assets.......................      343,431            --               --
  Other income (expense), net......................      140,648       (79,686)         (83,686)
                                                     -----------   -----------      -----------
                                                         480,202       (87,227)         (92,699)
                                                     -----------   -----------      -----------
Net loss...........................................  $  (859,751)  $(1,705,580)     $(1,562,111)
                                                     ===========   ===========      ===========
Basic and diluted loss per share...................  $     (0.06)  $     (0.11)     $     (0.10)
                                                     ===========   ===========      ===========

        The accompanying notes are an integral part of these statements.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                      COMMON STOCK         ADDITIONAL
                                 -----------------------     PAID-IN     ACCUMULATED
                                   SHARES       AMOUNT       CAPITAL       DEFICIT         TOTAL
                                 ----------   ----------   -----------   ------------   -----------
Balance at March 1, 1999.......  15,242,494   $3,810,624   $15,963,860   $(10,389,983)  $ 9,384,501
Net loss.......................          --           --            --     (1,562,111)   (1,562,111)
Director compensation under
  stock award plans............      69,768       17,442        (2,442)            --        15,000
Retirement of common stock.....         (54)         (14)          (14)            --           (28)
                                 ----------   ----------   -----------   ------------   -----------
Balance at December 31, 1999...  15,312,208    3,828,052    15,961,404    (11,952,094)    7,837,362
Net loss.......................          --           --            --       (859,751)     (859,751)
Retirement of common stock.....         (80)         (20)          (25)            --           (45)
                                 ----------   ----------   -----------   ------------   -----------
Balance at December 31, 2000...  15,312,128   $3,828,032   $15,961,379   $(12,811,845)  $ 6,977,566
                                 ==========   ==========   ===========   ============   ===========

         The accompanying notes are an integral part of this statement.

                    GATEWAY ENERGY CORPORATION SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED
                                                            DECEMBER 31,          TEN MONTHS ENDED
                                                      -------------------------     DECEMBER 31,
                                                         2000          1999             1999
                                                      -----------   -----------   ----------------
                                                                      (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
  Net loss..........................................  $  (859,751)  $(1,705,580)     $(1,562,111)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Equity in undistributed earnings of
      partnerships..................................        8,667        (3,539)          (3,252)
    Depreciation and amortization...................      680,233       785,157          635,067
    Gain on disposal of assets......................     (357,721)           --               --
    Noncash expenses, net...........................      187,585       128,270          142,163
    Settlement of Rosenthal lawsuit.................           --       213,607          213,607
    Other...........................................           --        29,476           23,250
    Net change in cash and cash equivalents
      resulting from changes in:
    Trade accounts receivable.......................     (782,548)      180,950         (251,116)
    Inventories.....................................         (476)       22,770           18,996
    Prepaid expenses and other current assets.......       (2,395)      109,910            6,784
    Accounts payable................................      721,444       206,550          313,380
    Accrued expenses and other liabilities..........     (255,328)      (92,130)         233,443
                                                      -----------   -----------      -----------
      Net cash used in operating activities.........     (660,290)     (124,559)        (229,789)
                                                      -----------   -----------      -----------
Cash flows from investing activities
  Capital expenditures..............................     (270,100)     (230,823)        (212,663)
  Additional investment in AET license..............     (105,000)           --               --
  Proceeds from sale of property and partnership
    interest........................................    1,326,634            --               --
  Proceeds from deferred property sale..............           --       200,000          200,000
  Decrease (increase) in certificates of deposit....      282,153       (57,639)         (45,340)
  Decrease in note receivable.......................           --        66,642           52,107
                                                      -----------   -----------      -----------
  Net cash provided (used) by investing
    activities......................................    1,233,687       (21,820)          (5,896)
                                                      -----------   -----------      -----------
Cash flows from financing activities
  Proceeds from borrowings..........................      712,000       333,500          333,500
  Payments on borrowings............................   (1,140,119)     (313,206)        (295,419)
                                                      -----------   -----------      -----------
  Net cash (used) provided by financing
    activities......................................     (428,119)       20,294           38,081
                                                      -----------   -----------      -----------
Net change in cash and cash equivalents.............      145,278      (126,085)        (197,604)
Cash and cash equivalents at beginning of period....       26,089       152,174          223,693
                                                      -----------   -----------      -----------
Cash and cash equivalents at end of period..........  $   171,367   $    26,089      $    26,089
                                                      ===========   ===========      ===========

        The accompanying notes are an integral part of these statements.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (INFORMATION FOR THE YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1.  PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS

    The consolidated financial statements include the accounts of Gateway Energy Corporation and its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb Fuel Authority, L.L.C. and Gateway Processing Company, plus a small amount of activity in one joint venture. Based on its ownership, the Company proportionally consolidates its joint venture interest. All significant intercompany transactions have been eliminated in consolidation.

    The Company owns and operates natural gas gathering, transportation and distribution systems and related facilities in Texas, Oklahoma and Louisiana, and offshore in state and federal waters of the Gulf of Mexico. The Company also operates a natural gas distribution company in Oklahoma.

    In 1999 the Board of Directors approved a change in the Company's fiscal year-end from February 28/29 to December 31. Accordingly, this report covers the year ended December 31, 2000, and unaudited data for the prior year is presented for comparison. The prior reporting period was the ten months from March 1, 1999 through December 31, 1999.

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

    In prior periods the Company followed the full cost method of accounting for its oil and gas operations. At December 31, 2000, the Company has no oil and gas operations. With respect to any future oil and gas operations the Company intends to follow the successful efforts method of accounting. Under successful efforts accounting, costs (both tangible and intangible) of productive wells and development dry holes, as well as the cost of prospective acreage, are capitalized. The costs of drilling and equipping exploratory wells which do not find proved reserves are expensed upon determination that the well does not justify commercial development. Other exploratory costs, including geological and geophysical costs and delay rentals, are charged to expense as incurred. This change in accounting principle did not have any effect on the Company's financial statements.

    Depletion and depreciation of proved properties are computed on an individual field basis using the unit-of-production method based upon proved oil and gas reserves attributable to the field.

    The Company's primary intangible asset, its license for a patented process to remove nitrogen from streams of natural gas, is being amortized to expense over the average 17-year life of the underlying patents.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

        (INFORMATION FOR THE YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

4.  INCOME TAXES

    Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates expected to apply when these differences reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that they will not be realized. The deferred tax provision is the result of changes in deferred tax assets and liabilities.

5.  STOCK-BASED COMPENSATION

    Compensation for stock-based awards to employees is measured using the intrinsic method. This method recognizes compensation over the vesting period when the fair value of the underlying common stock exceeds the exercise price of the instrument at the date of grant.

6.  EARNINGS PER SHARE

    Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive. For the year ended December 31, 2000 and 1999 and the ten months ended December 31, 1999, the diluted loss per common share is the same as basic since the effect of potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive.

    The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share for the year ended December 31, 2000 and 1999 and the ten months ended December 31, 1999 was 15,312,179, 15,270,210 and 15,275,554.

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

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

        (INFORMATION FOR THE YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE B--ACQUISITIONS AND DIVESTITURES

    The Company entered into contracts, both of which were effective January 1, 2000, for the sale of its Catarina and Zwolle systems, two non-core properties, for an aggregate $1.1 million to two unrelated buyers. One property was an undivided joint venture interest in a Louisiana pipeline system partnership. The other property was a pipeline system in south Texas. The Company received $200,000 of the cash for this sale in December 1999 and the balance of the proceeds during 2000. The accompanying financial statements reflect a combined net gain on sale of approximately $159,000.

    Effective May 1, 2000, the Company made a property trade with another company. The Company received 7.62 miles of six-inch pipeline located in shallow waters offshore of Galveston, Texas in exchange for 5.18 miles of three-inch onshore pipeline plus $100,000 cash. The trade enabled the Company to increase its presence in a core area currently benefitting from increased exploration activity.

    Effective October 31, 2000, the Company sold its interest in the Carmel Pipeline Company partnership for $410,000 and recorded a gain on that sale of approximately $188,000.

    Effective October 31, 2000, the Company significantly expanded the scope of its license to use technology developed by Advanced Extraction
Technologies, Inc. ("AET") for a payment of $105,000. Additionally, the Company may make an optional payment of an additional $90,000 by September 30, 2001 to further enhance the license. The expanded license agreement gives the Company the exclusive right in the United States to utilize AET's patented absorption based nitrogen rejection technology. If the Company makes the optional payment described above, this exclusive right throughout the U.S. will remain in effect at least through December 31, 2004. If the Company does not make the optional payment, then effective October 1, 2001, this exclusive right will apply only in two U.S. basins through December 31, 2004, and will become non-exclusive in the rest of the U.S. The Company's rights under the agreement, whether or not the optional payment is made, will continue after December 31, 2004 for as long as the Company meets certain installed nitrogen rejection unit capacity targets. The Company is required to pay a license fee per unit of volumes processed through each unit so long as there are any unexpired patents covering the technology. Earl P. Hoffman, a director of the Company, is AET's Vice Chairman and a major stockholder in AET.

NOTE C--NOTE PAYABLE

    The Company's current operating line of credit agreement provides for maximum available borrowings of $500,000 through June 2001. Interest is payable monthly at 7.06% per annum and principal is due on demand, or if no demand is made, at maturity. The line is collateralized by a $500,000 certificate of deposit. The Company had no outstanding current note payable as of December 31, 2000.

NOTE D--LONG-TERM DEBT

    Long-term debt consists of the following:

                                                            DECEMBER 31,
                                                        ---------------------
                                                          2000        1999
                                                        --------   ----------
Subordinated notes                                      $849,685   $1,056,343
Note payable to Pipeline Capital, Inc. ("PCI")                --       58,624
                                                        --------   ----------
                                                         849,685    1,114,967
Less current maturities                                  234,328      292,952
                                                        --------   ----------
                                                        $615,357   $  822,015
                                                        ========   ==========

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

        (INFORMATION FOR THE YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE D--LONG-TERM DEBT (CONTINUED)

SUBORDINATED NOTES

    In connection with the Recapitalization that was effective March 1, 1997, the Company issued subordinated promissory notes with a face amount of $1,171,700. The stated interest rate is 10% payable quarterly with equal annual principal payments beginning on March 1, 2000 and continuing through March 1, 2004. The Company calculated the fair market value of the notes to be $978,000 at March 1, 1997 and recorded the difference between fair value and the face amount as discount on subordinated notes. The discount is being amortized to interest expense using the interest method over the term of the subordinated notes. Such charge to interest expense was $27,670 for each of the years ended December 31, 2000 and 1999, and $23,059 for the ten month period ended
December 31, 1999. As a result, the effective interest rate of the subordinated notes is 15%.

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

AGGREGATE FUTURE MATURITIES

    Aggregate future maturities of long-term debt, before amortization of discount, are as follows:

2001........................................................  $234,328
2002........................................................   234,328
2003........................................................   234,328
2004........................................................   234,326
Thereafter..................................................        --

NOTE E--NOTE RECEIVABLE

    The Company's note receivable is from Shoreham Pipeline Company, and represents the balance that remains under its note receivable from Shoreham dated November 18, 1998 in the original principal amount of $400,000. The receivable is comprised of the payments due for the monthly periods from December 1, 2001 through December 1, 2002, and bears interest at an annual rate of 7%. See also Note J.

NOTE F--INCOME TAXES

    The Company recorded no provision for income taxes during the year ended December 31, 2000 and 1999, or the ten months ended December 31, 1999, due to its net losses for those periods. The differences between income taxes computed using the average statutory federal income tax rate of 34% and the zero provision recorded for each of the periods presented follow:

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

        (INFORMATION FOR THE YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE F--INCOME TAXES (CONTINUED)

                                             DECEMBER 31,        TEN MONTHS ENDED
                                         ---------------------     DECEMBER 31,
                                           2000        1999            1999
                                         ---------   ---------   ----------------
Taxes at statutory rate................  $(292,000)  $(580,000)      $(531,000)
Increase in valuation allowance........    261,000     543,000         497,000
Goodwill amortization and other
  nondeductible expenses...............     13,000      11,000           8,000
Other..................................     18,000      26,000          26,000
                                         ---------   ---------       ---------
                                         $      --   $      --       $      --
                                         =========   =========       =========

    The tax effects of the temporary differences that give rise to deferred tax assets and liabilities follow:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
Deferred tax assets:
  Net operating loss carryforwards.................  $ 1,856,000   $ 1,686,000
  Property and equipment...........................      557,000       459,000
  Other............................................       44,000        51,000
                                                     -----------   -----------
                                                       2,457,000     2,196,000
Valuation allowance................................   (2,457,000)   (2,196,000)
                                                     -----------   -----------
                                                     $        --   $        --
                                                     ===========   ===========

    The increase in the valuation allowance for each period presented was primarily due to the increase in, net of any expiration of, net operating loss carryforwards.

    At December 31, 2000, the Company had approximately $5,459,000 of federal net operating loss carryforwards which may be applied against future taxable income and which expire from 2002 through 2020.

NOTE G--STOCK-BASED BENEFIT PLANS

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

    In November 1999 a total of 225,750 options, with a weighted average exercise price of $0.80, were repriced to $0.40. The following table is a summary of stock option and warrant activity and related information for the year ended December 31, 2000 and 1999, and the ten months ended December 31, 1999:

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

        (INFORMATION FOR THE YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE G--STOCK-BASED BENEFIT PLANS (CONTINUED)

                                                                                          TEN MONTHS ENDED
                                              DECEMBER 31, 1999     DECEMBER 31, 1999     DECEMBER 31, 1999
                                             -------------------   -------------------   -------------------
                                                        WEIGHTED              WEIGHTED              WEIGHTED
                                                        AVERAGE               AVERAGE               AVERAGE
                                             OPTIONS/   EXERCISE   OPTIONS/   EXERCISE   OPTIONS/   EXERCISE
                                             WARRANTS    PRICE     WARRANTS    PRICE     WARRANTS    PRICE
                                             --------   --------   --------   --------   --------   --------
Outstanding at beginning of period.........   420,750    $0.42     360,750     $0.68     420,750     $0.63
Granted....................................   105,000     0.25      60,000      0.34          --        --
                                             --------              -------               -------
Outstanding at end of period...............   525,750     0.39     420,750      0.42     420,750      0.42
                                             ========              =======               =======
Options exercisable at end of period.......   355,750     0.43     290,745      0.42     290,745      0.42
                                             ========              =======               =======
Options available for grant at end of
  period...................................   385,000              490,000               490,000
                                             ========              =======               =======

    The following table summarizes information about options and warrants outstanding at December 31, 2000:

                                          OPTIONS/WARRANTS OUTSTANDING
                            ---------------------------------------------------------
                                              WEIGHTED AVERAGE                                 OPTIONS/WARRANTS EXERCISABLE
      RANGE OF                                   REMAINING                                  ----------------------------------
OUTSTANDING EXERCISE          NUMBER            CONTRACTUAL          WEIGHTED AVERAGE         NUMBER          WEIGHTED AVERAGE
        PRICE               OUTSTANDING         EXERCISABLE           EXERCISE PRICE        EXERCISABLE        EXERCISE PRICE
---------------------       -----------       ----------------       ----------------       -----------       ----------------
    $0.25 to 0.34             165,000               8.76                  $0.28                20,000              $0.34
     0.40 to 0.53             360,750               6.75                   0.43               335,750               0.43
                              -------                                                         -------
    $0.25 to 0.53             525,750               7.38                   0.39               355,750               0.43
                              =======                                                         -------

    The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards (including the repricing discussed above) was estimated assuming no expected dividends and the following weighted average assumptions for the year ended December 31, 2000 and 1999 and the ten months ended December 31, 1999:

                                                   DECEMBER 31,       TEN MONTHS ENDED
                                                -------------------     DECEMBER 31,
                                                  2000       1999           1999
                                                --------   --------   ----------------
Expected life in years........................     5.3        5.7             5.7
Expected stock price volatility...............     108%        93%             93%
Risk-free interest rate.......................    6.80%      6.18%           6.18%
Average fair value per option.................   $0.23      $0.21           $0.21

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

        (INFORMATION FOR THE YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE G--STOCK-BASED BENEFIT PLANS (CONTINUED)

    For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the options' vesting period. The Company's pro forma information for the year ended December 31, 2000 and 1999 and the ten months ended December 31, 1999 follows:

                                            DECEMBER 31,         TEN MONTHS ENDED
                                       -----------------------     DECEMBER 31,
                                         2000         1999             1999
                                       ---------   -----------   ----------------
Net loss--as reported................  $(859,751)  $(1,705,580)     $(1,562,111)
Net loss--pro forma..................   (886,189)   (1,743,910)      (1,590,739)
Basic and diluted net loss per
  share--as reported.................      (0.06)        (0.11)           (0.10)
Basic and diluted net loss per
  share--pro forma...................      (0.06)        (0.11)           (0.10)

NOTE H--EMPLOYEE BENEFIT PLAN

    The Company manages its staffing under employee leasing agreements with Administaff, Inc. ("Administaff"). Employees of the Company are eligible to participate in the Administaff 401(k) plan, under which the Company matches 50% of employee contributions to the plan up to a maximum 3% of each employee's base salary. The Company believes it is in substantial compliance with ERISA and other laws which would govern the plan. Prior to its association with Administaff, the Company had a predecessor 401(k) plan, and the Company has requested a ruling from the IRS on the former plan qualification status in order to allow employees to rollover investment balances into the Administaff plan.

    The Company's contributions to the 401(k) plan were $28,469 and $24,430 for the year ended December 31, 2000 and 1999, and $19,401 for the ten months ended December 31, 1999.

NOTE I--LEASES

    The Company leases office space in Houston, Texas under a lease agreement expiring in January 2003. The lease is secured by a Letter of Credit issued by the Company in favor of the lessor in the amount of $43,818. The Letter of Credit is collateralized by a certificate of deposit.

    The Company also has various month-to-month equipment operating leases. Rent expense from all leases totaled approximately $123,033 and $119,366 for the year ended December 31, 2000 and 1999, and $103,963 for the ten months ended
December 31, 1999.

    The following is a schedule by year of future minimum annual rental payments under noncancelable operating leases at December 31, 2000:

                                                                YEAR
                                                              --------
2001........................................................  $122,014
2002........................................................   120,874
2003........................................................    30,822
Later years.................................................        --
                                                              --------
                                                              $273,710
                                                              ========

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

        (INFORMATION FOR THE YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE J--COMMITMENTS AND CONTINGENCIES

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

    The financial statements of the Company for the year and the ten months ended December 31, 1999 include a charge to general and administrative expenses for $395,414 representing the settlement of the matter and the related legal fees.

    The Company is contingently obligated for up to $523,000 under a note agreement entered into in conjunction with its acquisition of a pipeline system. The contingent amount is payable on or before April 15, 2004. The amount that the Company ultimately pays will be calculated using a formula in the note agreement, and will depend upon achievement of certain asset performance goals. No amounts have been paid or accrued for this obligation as of December 31, 2000.

    The Company and its subsidiaries are parties to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims, will not be material to the consolidated financial statements.

NOTE K--SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest was $109,127 and $134,751 for the year ended December 31, 2000 and 1999, and $103,374 for the ten months ended December 31, 1999.

NOTE L--FINANCIAL INSTRUMENTS

    Statement of Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" requires the disclosure, to the extent practicable, of the fair value of financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not representative of the amount that could be settled, nor does the fair value amount consider the tax consequences, if any, of settlement. The following table reflects the financial instruments for which the fair value is different from the carrying amount of such financial instrument in the accompanying balance sheets as of December 31, 2000 and 1999:

                                  DECEMBER 31, 2000          DECEMBER 31, 1999
                                ----------------------   -------------------------
                                CARRYING    ESTIMATED     CARRYING      ESTIMATED
                                 AMOUNT     FAIR VALUE     AMOUNT      FAIR VALUE
                                ---------   ----------   -----------   -----------
Note receivable                 $ 119,751   $ 105,985    $   119,751   $    92,679
Long-term debt                   (849,685)   (863,667)    (1,114,967)   (1,048,608)

    The fair value of the Company's financial instruments is based upon current borrowing rates available for financings with similar terms and maturities.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

        (INFORMATION FOR THE YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE M--SEGMENTS, MAJOR CUSTOMERS AND CONCENTRATIONS

    All of the Company's operations are in the domestic U.S. and the Gulf of Mexico in Texas and federal waters. The Company's management reviews and evaluates the operations separately of three main segments--Onshore Operations, Offshore Operations and Fort Cobb Operations. Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance. Onshore Operations include natural gas gathering, transportation and distribution activities in Texas, Oklahoma and Louisiana. Offshore Operations include natural gas gathering and transportation activities in the Gulf of Mexico in Texas and federal waters. The principal markets for both of these segments are affiliates of large intrastate and interstate pipeline companies. Fort Cobb Operations are comprised of a local natural gas distribution company in Oklahoma. This segment supplies natural gas to approximately 2,350 customers, principally for irrigation and crop drying fuel for farming cooperatives, and residential fuel.

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

    Summarized financial information of the Company's reportable segments for the year ended December 31, 2000 and 1999 and the ten months ended December 31, 1999 is presented below:

                                                           DECEMBER 31,          TEN MONTHS ENDED
                                                     -------------------------     DECEMBER 31,
                                                        2000          1999             1999
                                                     -----------   -----------   ----------------
ONSHORE OPERATIONS
Revenues                                             $ 7,341,866   $ 5,020,202      $ 4,288,960
Operating margin                                         855,748     1,174,787          962,741
Depreciation and amortization                            377,645       479,819          392,031
Total assets                                           4,855,561     6,099,444        6,099,444

OFFSHORE OPERATIONS
Revenues                                                 228,291       405,981          289,899
Operating margin                                        (100,277)       59,986           (2,816)
Depreciation and amortization                            135,943       132,005          110,231
Total assets                                           1,765,210     1,783,032        1,783,032

FORT COBB OPERATIONS
Revenues                                               2,537,409     1,635,761        1,400,554
Operating margin                                         326,579       227,037          184,602
Depreciation and amortization                            166,645       173,333          146,103
Total assets                                           2,939,598     2,575,521        2,575,521

TOTAL
Revenues                                              10,107,566     7,061,944        5,979,413
Operating margin                                       1,082,050     1,461,810        1,144,527
Depreciation and amortization                            680,233       785,157          648,365
Total assets                                           9,560,369    10,457,997       10,457,997

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

        (INFORMATION FOR THE YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE M--SEGMENTS, MAJOR CUSTOMERS AND CONCENTRATIONS (CONTINUED)

    The following table sets forth the Company's major customers and their percent of total revenues for the year ended December 31, 2000 and 1999 and the ten months ended December 31, 1999. All of the listed entities are customers of the onshore segment.

                                                     DECEMBER 31,         TEN MONTHS ENDED
                                                -----------------------     DECEMBER 31,
                                                  2000           1999           1999
                                                --------       --------   ----------------
Owens Corning Fiberglas Corporation...........     21%            18%            17%
Dart Container Corporation....................     20%            15%            15%
Aurora Natural Gas LLC........................      9%            16%            16%

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

    The Company has three certificates of deposit with two financial institutions at December 31, 2000 totaling $691,387. The balances are insured by the Federal Deposit Insurance Corporation up to $105,000. These time deposits collateralize the Company's operating line of credit and certain other obligations. The Company believes it is not exposed to any significant credit risk.

NOTE N--NON-EMPLOYEE COMMON STOCK OPTIONS AND WARRANTS

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

    The following is a summary of the status of the Company's non-employee options and warrants for the year ended December 31, 2000 and 1999 and the ten months ended December 31, 1999:

                                                                                          TEN MONTHS ENDED
                                              DECEMBER 31, 2000     DECEMBER 31, 1999     DECEMBER 31, 1999
                                             -------------------   -------------------   -------------------
                                                        WEIGHTED              WEIGHTED              WEIGHTED
                                                        AVERAGE               AVERAGE               AVERAGE
                                             OPTIONS/   EXERCISE   OPTIONS/   EXERCISE   OPTIONS/   EXERCISE
                                             WARRANTS    PRICE     WARRANTS    PRICE     WARRANTS    PRICE
                                             --------   --------   --------   --------   --------   --------
Outstanding at beginning of period.........  319,163     $1.41      512,339    $2.05      520,339    $2.02
Issued.....................................       --        --        8,000     0.53           --       --
Cancelled/Expired..........................  (17,188)     1.46     (201,176)    3.00     (201,176)    3.00
                                             -------               --------              --------
Outstanding and exercisable at end of
  period...................................  301,975      1.40      319,163     1.41      319,163     1.41
                                             =======               ========              ========

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

        (INFORMATION FOR THE YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE N--NON-EMPLOYEE COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

    The following table summarizes information about options and warrants outstanding at December 31, 2000:

                                           OPTIONS/WARRANTS OUTSTANDING AND EXERCISABLE
                                 -----------------------------------------------------------------
                                                         WEIGHTED AVERAGE
                                     NUMBER                 REMAINING
                                   OUTSTANDING             CONTRACTUAL            WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES         AND EXERCISABLE           LIFE (YEARS)            EXERCISE PRICE
------------------------         ---------------         ----------------         ----------------
$0.53 to 0.63.........                90,000                   4.58                    $0.56
 1.25.................               150,000                   3.89                     1.25
 3.00.................                61,975                   1.17                     3.00
                                     -------                   ----                    -----
$0.53 to 3.00.........               301,975                   3.54                     1.40
                                     =======                   ====                    =====