Form 10QSB
period 2001-03-31
GATEWAY ENERGY CORP/NE
filed 2001-05-15
CIK 40194

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                         For the transition period from
                             __________to __________

                           Commission File No. 1-4766


                           GATEWAY ENERGY CORPORATION
                 ----------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                               44-0651207
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

Yes  X         No
   -----           -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      As of May 11, 2001, the Issuer had 15,312,128 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes           No     X
                                                    --------      ---------

                                   FORM 10-QSB

                                     PART I

ITEM  1.    FINANCIAL STATEMENTS

                                                                   Page
             Unaudited Consolidated Balance Sheet
             as of March 31, 2001.                                  3

             Unaudited Consolidated Statements of Operations for
             the three months ended March 31, 2001
             and March 31, 2000.                                    4

             Unaudited Consolidated Statements of Cash Flows for
             the three months ended March 31, 2001
             and March 31, 2000.                                    5

             Notes to Consolidated Financial Statements             6

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2001
(UNAUDITED)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents .............................   $    126,373
  Certificates of deposit ...............................        671,164
  Trade accounts receivable .............................      1,386,663
  Note receivable - current portion .....................         35,881
  Inventories ...........................................         58,824
  Prepaid expenses and other assets .....................        206,177
                                                            ------------
     Total current assets ...............................      2,485,082
                                                            ------------

PROPERTY AND EQUIPMENT, AT COST
  Gas gathering, processing and transportation ..........      8,848,556
  Office furniture and other equipment ..................        665,992
                                                            ------------
                                                               9,514,548
  Less accumulated depreciation and amortization ........      3,451,880
                                                            ------------
                                                               6,062,668
                                                            ------------
OTHER ASSETS
  Note receivable, less current portion .................         83,869
  Other .................................................        354,314
                                                            ------------
                                                                 438,183
                                                            ------------
                                                            $  8,985,933
                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable ......................................   $    996,085
  Accrued expenses and other liabilities ................        145,353
  Note payable ..........................................        455,100
  Current maturities of long-term debt ..................        234,328
                                                            ------------
     Total current liabilities ..........................      1,830,866
                                                            ------------

LONG-TERM DEBT, LESS CURRENT MATURITIES .................        387,947
                                                            ------------

STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par value; 10,000 shares
  authorized;
    no shares issued and outstanding ....................           --
  Common stock - $0.25 par value; 17,500,000 shares
  authorized;
    15,312,128 shares issued and outstanding ............      3,828,032
  Additional paid-in capital ............................     15,991,009
  Accumulated deficit ...................................    (13,051,921)
                                                            ------------
                                                               6,767,120
                                                            ------------
                                                            $  8,985,933
                                                            ============

The accompanying notes are an integral part of this statement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                      2001             2000
                                                   -----------      -----------
Operating revenues
    Natural gas sales ........................     $ 4,006,105      $ 1,427,302
    Transportation and processing ............         168,109          102,478
    Other ....................................          67,144           23,552
                                                   -----------      -----------
                                                     4,241,358        1,553,332
Operating costs and expenses
    Cost of natural gas purchased ............       3,452,899        1,114,692
    Operation and maintenance ................         281,494          271,785
    Depreciation and amortization ............         172,521          171,312
    Dry hole cost ............................          89,940             --
    General and administrative ...............         488,366          446,759
                                                   -----------      -----------
                                                     4,485,220        2,004,548
                                                   -----------      -----------
Operating loss ...............................        (243,862)        (451,216)

Other income (expense)
    Interest income ..........................          12,589           15,124
    Interest expense .........................         (32,309)         (36,235)
    Equity in earnings of partnership ........            --             19,504
    Other income (expense), net ..............          23,506          159,976
                                                   -----------      -----------
                                                         3,786          158,369
                                                   -----------      -----------

Net loss .....................................     $  (240,076)     $  (292,847)
                                                   ===========      ===========

Basic and diluted loss per share .............     $     (0.02)     $     (0.02)
                                                   ===========      ===========

       The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                              2001               2000
                                                                           -----------       -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
   Net loss ...........................................................    $  (240,076)      $  (292,847)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
       Equity in undistributed earnings of partnership ................           --              (4,841)
       Depreciation and amortization ..................................        172,521           171,312
       Gain on sale of properties .....................................         (2,500)         (159,774)
       Other noncash expenses, net ....................................         45,942            23,917
       Change in assets and liabilities:
           Trade accounts receivable ..................................        441,219           161,448
           Inventories ................................................            968            (2,465)
           Prepaid expenses and other current assets ..................        (67,181)          (43,877)
           Accounts payable ...........................................       (633,714)          (13,147)
           Accrued expenses and other liabilities .....................         42,033          (289,431)
                                                                           -----------       -----------
                Net cash used in operating activities .................       (240,788)         (449,705)
                                                                           -----------       -----------

Cash flows from investing activities
       Capital expenditures ...........................................        (47,701)           (9,549)
       Proceeds from sale of properties ...............................          2,500           910,000
       Decrease in certificate of deposit .............................         20,223           282,153
                                                                           -----------       -----------
                Net cash (used) provided by investing activities ......        (24,978)        1,182,604
                                                                           -----------       -----------

Cash flows from financing activities
       Proceeds from borrowings .......................................        455,100           200,000
       Payments on borrowings .........................................       (234,328)         (598,515)
                                                                           -----------       -----------
                Net cash provided (used) by financing activities ......        220,772          (398,515)
                                                                           -----------       -----------

       Net (decrease) increase in cash and cash equivalents ...........        (44,994)          334,384
       Cash and cash equivalents at beginning of period ...............        171,367            26,089
                                                                           -----------       -----------

       Cash and cash equivalents at end of period .....................    $   126,373       $   360,473
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

      The accompanying consolidated financial statements have been prepared by the Company, without audit. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

      The Company owns and operates natural gas gathering, transportation and distribution systems and related facilities in Texas, Oklahoma and Louisiana, and offshore in Texas state and federal waters of the Gulf of Mexico. The Company also operates a natural gas distribution company in Oklahoma.

      (2)   Earnings Per Share

      Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive. For the three months ended March 31, 2001 and 2000, the diluted loss per common share is the same as basic since the effect of potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive.

      The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 was 15,312,128 and 15,312,208.

      (3)   Dry Hole Cost

      During the three months ended March 31, 2001, Gateway Processing Company participated as a non-operating working interest owner in the drilling of a natural gas well on a prospect in the Sacramento Basin, California. The well was expected to yield high-nitrogen natural gas reserves and employ the Company's licensed nitrogen rejection process to meet pipeline specifications. The well was determined to be uneconomic and was abandoned. The accompanying consolidated statement of operations for the three months ended March 31, 2001 includes an impairment charge against earnings of $89,940 reflecting the abandonment of this project.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)


      (4)   Notes Payable

      The Company has outstanding current notes payable as of March 31, 2001 of $455,100. The line of credit provides for maximum borrowings of $500,000 through June 2001. Interest is payable monthly at 7.06% per annum and principal is due on demand, or if no demand is made, at maturity. The line is collateralized by a $500,000 certificate of deposit.

      (5)   Long-term Debt

      Long-term debt at March 31, 2001 consists of the following:


            Subordinated notes               $622,275
            Less current maturities           234,328
                                             --------
                                             $387,947
                                             ========

      (6)   Supplemental Disclosures of Cash Flow Information

      Cash paid for interest was $27,305 and $31,388 during the three months ended March 31, 2001 and 2000.


ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31,
2000

TOTAL OPERATIONS
                                     THREE MONTHS ENDED MARCH 31,
                                        2001              2000
                                     ------------     -------------
     Revenues.....................   $4,241,358       $1,553,332
     Operating margins............      506,965          166,855
     Depreciation.................      172,521          171,312

      Operating margins for the three months ended March 31, 2001 increased $340,000 compared to the same period of the prior year. Onshore, Offshore and Fort Cobb operating margins increased $153,000, $124,000 and $63,000. These segments are discussed individually below in greater detail.

ONSHORE OPERATIONS
                                     THREE MONTHS ENDED MARCH 31,
                                        2001              2000
                                     ------------     -------------
      Revenues....................   $3,213,426       $1,169,693
      Operating margins...........      345,853          193,191
      Depreciation................       88,024           96,333

      Operating margins for onshore operations increased in the first quarter by $153,000 over the same period of the prior year. The increase was due to greater throughput volumes as producers attempted to capitalize on natural gas market prices.

OFFSHORE OPERATIONS
                                     THREE MONTHS ENDED MARCH 31,
                                        2001              2000
                                     ------------     -------------
      Revenues.....................   $172,578          $50,337
      Operating margins............     47,827          (76,441)
      Depreciation.................     35,115           32,754

      Operating margins for offshore operations increased in the first quarter by $124,000 over the same period of the prior year, and are directly related to greater throughput volumes and a prior period non-recurring maintenance expenditure totaling $62,000. As expected, the Company is beginning to see exploration and development activity of unaffiliated producers in the areas surrounding its offshore pipelines since gas prices have approximately doubled in the last twelve months. The Company has entered into agreements with several offshore producers, and anticipates transporting additional volumes before the end of 2001.

FORT COBB OPERATIONS
                                     THREE MONTHS ENDED MARCH 31,
                                        2001              2000
                                     ------------     -------------
      Revenues....................    $855,354         $333,302
      Operating margins...........     113,285           50,105
      Depreciation................      49,382           42,225

      Operating margins for Fort Cobb operations increased in the first quarter by $63,000 over the same period of the prior year primarily due to both higher sales volumes and the effects of the increased tariff rates which were effective December 28, 2000.

OPERATIONS SUPPORT
                                     THREE MONTHS ENDED MARCH 31,
                                        2000              2000
                                     ------------     -------------
      General and administrative..    $488,366          $446,759
      Interest income.............      12,589            15,124
      Interest expense............     (32,309)          (36,235)
      Equity in earnings of
      partnership.................           -            19,504
      Other income (expense), net.      23,506           159,976

      General and administrative expenses for the quarter are 9% higher than for the same period of last year, due primarily to the non-cash stock option compensation expense and higher office costs.

      Interest income varies directly with the balance on deposit in the Company's certificates of deposit and short-term money market accounts.

      Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's operating line of credit with a bank.

      Equity in earnings of partnership for the prior year relates to a partnership interest that was sold effective October 31, 2000.

      Other income for the prior year includes gain on the sales of Catarina and Zwolle systems totaling $160,000.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used by operating activities totaled $241,000 for the three months ended March 31, 2001, compared to $450,000 used by operating activities for the same period last year. Changes in current asset and liability accounts accounted for $119,000 of the change between the periods, and the remainder of the change was due to the increase in operating margins between the two periods which is discussed by segment in the preceding section.

      The Company has cash and cash equivalents and certificates of deposit totaling $797,537 at March 31, 2001. The Company's operating line of credit agreement with a bank provides for maximum borrowings of $500,000, through June 2001, and is collateralized with a certificate of deposit for the same amount. Aggregate borrowings outstanding as of March 31, 2001 were $455,100. The Company's long-term debt to total capitalization ratio was approximately 5%, which should provide opportunity for the Company to utilize conventional long-term financing to fund acquisition or construction projects.

      The Company is contingently obligated for up to $523,000 under a note agreement entered into in conjunction with its acquisition of a pipeline system. The contingent amount is payable on or before April 15, 2004. The amount that the Company ultimately pays will be calculated using a formula in the note agreement, and will depend upon achievement of certain asset performance goals. No amounts have been paid or accrued for this obligation as of March 31, 2001.

      Absent significant acquisitions or development projects, the Company will continue to fund operations through internally generated funds and available cash and the certificates of deposit. The Company believes cash flows from operations and available cash and certificates of deposit will be sufficient to fund ongoing operations for the foreseeable future. Any significant property acquisitions or development projects will require outside project financing.

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

ITEM 1.     LEGAL PROCEEDINGS
            None

ITEM 2.     CHANGES IN SECURITIES
            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

ITEM 5.     OTHER INFORMATION
            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.
            a) Exhibits:
               None

            b) Reports on Form 8-K:
               None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GATEWAY ENERGY CORPORATION

                                    /s/ MICHAEL T. FADDEN
                              ------------------------------------
                              President and Chief Executive Officer


                                    /s/ SCOTT D. HEFLIN
                              ------------------------------------
                              Chief Financial Officer and Treasurer



   MAY 15, 2001
-------------------
(Date)