Form 10QSB
period 2001-06-30
GATEWAY ENERGY CORP/NE
filed 2001-08-14
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from
 __________to __________

Commission File No.                1-4766

GATEWAY ENERGY CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	44-0651207

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

500 Dallas Street, Suite 2615
Houston, TX  77002
(Address of principal executive offices)

Issuer's telephone number :  (713) 336-0844

             Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       X         No _________

APPLICABLE ONLY TO CORPORATE ISSUERS

             As of August 14, 2001, the Issuer had 15,358,640 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes__________ No            X

FORM 10-QSB

Part  I

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2001
(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$141,123
Certificates of deposit	671,164
Trade accounts receivable	1,172,202
Note receivable – current portion	63,356
Inventories	58,833
Prepaid expenses and other assets	166,031

Total current assets	2,272,709

Property and Equipment – at cost
Gas gathering, processing and transportation	9,406,474
Equipment and office furniture	668,856

10,075,330
Less accumulated depreciation	3,617,850

6,457,480

Other Assets
Note receivable, less current portion	56,395
Other	409,056

465,451

$9,195,640

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$538,621
Property acquisition payable	566,333
Accrued expenses and other liabilities	175,101
Notes payable	19,726
Current maturities of long-term debt	257,751

Total current liabilities	1,557,532

Long-term Debt, less current maturities	1,121,442

Stockholders' Equity
Preferred stock - $1.00 par value; 10,000 shares authorized; no shares issued and outstanding	-
Common stock - $0.25 par value; 35,000,000 shares authorized; 15,358,640 shares issued and outstanding	3,839,660
Additional paid-in capital	16,047,476
Accumulated deficit	(13,370,470)

6,516,666

$9,195,640

The accompanying notes are an integral part of this statement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Operating revenues
Natural gas sales	$2,311,441	$1,675,149	$6,317,545	$3,092,903
Transportation and processing	290,757	94,797	458,866	197,275
Other	194,954	21,293	262,098	44,845

	2,797,152	1,791,239	7,038,509	3,335,023
Operating costs and expenses
Cost of natural gas purchased	2,038,850	1,440,092	5,491,750	2,554,784
Operation and maintenance	345,217	227,458	626,710	498,496
Depreciation and amortization	172,242	171,231	344,762	342,537
Dry hole cost	-	-	89,940	-
General and administrative	505,484	423,742	993,849	871,244

	3,061,793	2,262,523	7,547,011	4,267,061

Operating loss	(264,641)	(471,284)	(508,502)	(932,038)

Other income (expense)
Interest income	11,382	14,946	23,971	30,068
Interest expense	(73,206)	(30,784)	(105,516)	(67,024)
Equity in earnings of partnership	-	22,567	-	42,070
Other income (expense), net	7,916	106,153	31,422	275,674

	(53,908)	112,882	(50,123)	280,788

Net loss	$(318,549)	$(358,402)	$(558,625)	$(651,250)

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2001	2000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
Net loss	$(558,625)	$(651,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed earnings of partnerships	-	5,480
Depreciation and amortization	344,762	342,537
Gain on sale of properties	(2,500)	(170,034)
Non-cash expenses, net	69,524	30,875
Net change in cash and cash equivalents, resulting from changes in:
Trade accounts receivable	655,680	5,855
Inventories	959	(391)
Prepaid expenses and other current assets	(19,261)	(93,779)
Accounts payable	(1,047,845)	242,678
Accrued expenses and other liabilities	71,781	(299,145)

Net cash used in operating activities	(485,525)	(587,174)

Cash flows from investing activities
Capital expenditures	(102,840)	(140,007)
Proceeds from sale of properties	2,500	910,000
Decrease in certificates of deposit	20,223	282,153

Net cash (used in) provided by investing activities	(80,117)	1,052,146

Cash flows from financing activities
Proceeds from borrowings	1,236,826	200,000
Payments on borrowings	(701,428)	(628,119)

Net cash provided by (used in) financing activities	535,398	(428,119)

Net (decrease) increase in cash and cash equivalents	(30,244)	36,853
Cash and cash equivalents at beginning of period	171,367	26,089

Cash and cash equivalents at end of period	$141,123	$62,942

The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (1)         Principles of Consolidation and Nature of Business

             The consolidated financial statements include the accounts of Gateway Energy Corporation and its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb Fuel Authority, L.L.C. (“Fort Cobb”) and Gateway Processing Company, plus a small amount of activity in one joint venture.  Based on its ownership, the Company proportionally consolidates its joint venture interest. All significant intercompany transactions have been eliminated in consolidation.

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

             (2)         Earnings Per Share

             Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  For the three-month and six-month periods ended June 30, 2001 and 2000, the diluted loss per common share is the same as basic since the effect of potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive.

             The Company issued 46,512 shares of common stock to its directors in May 2001 as part of their annual compensation.  The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share for the three-month periods ended June 30, 2001 and 2000 and the six–month periods ended June 30, 2001 and 2000 were 15,324,395, 15,312,208, 15,318,295, and 15,312,208.

(3)         Property Acquisition Payable

             At June 30, 2001 the Company owed $566,333 representing the remaining purchase cost, including accrued interest, of a natural gas distribution system acquired effective April 1994.  The purchase agreement provided a formula to determine what, if any, amount would be due to the seller based on achievement of certain asset performance goals.  The system achieved the specified goals during the three months ended June 30, 2001, and the accompanying financial statements reflect that obligation and the related additional investment in gas gathering, processing and transportation assets.

              (4)        Dry Hole Cost

             During the first quarter of the year, Gateway Processing Company participated as a non-operating working interest owner in the drilling of a natural gas well on a prospect in the Sacramento Basin, California.  The well was expected to yield high-nitrogen natural gas reserves and employ the Company’s licensed nitrogen rejection process to meet pipeline quality specifications.  The well wasdetermined to be uneconomic and was abandoned.  The accompanying consolidated statement of operations for the six months ended June 30, 2001 includes an impairment charge against earnings of $89,940 reflecting the abandonment of this project.

             (5)         Notes Payable

             The Company has an operating line of credit with a bank that provides for maximum borrowings of $500,000 through June 20, 2003.  Interest is payable monthly at 5.3% per annum and principal is due on demand, or if no demand is made, at maturity.  The line is collateralized by a $500,000 certificate of deposit.

             Effective June 1, 2001, Fort Cobb entered into a revolving credit agreement with a bank for borrowings up to $250,000.  Principal outstanding under the revolver accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The balance under the revolver is due upon demand, or if no demand is made, at maturity at June 1, 2002, and is renewable annually.  Costs of securing this debt totaled $4,932 and will be charged to interest expense ratably over the maturity period of the note.  Fort Cobb will use the proceeds for general working capital purposes. The agreement is collateralized with the assets of Fort Cobb, and the Company has guaranteed the loan.

(6)         Long-term Debt

                Long-term debt as of June 30, 2001 consists of the following:

Term note	$750,000
Subordinated notes	629,193

1,379,193
Less current maturities	257,751

$1,121,442

             Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank.  Principal outstanding under the note accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The note requires monthly payments ranging from $7,500 to $13,008, with the balance under the note due June 1, 2008.  Costs of securing this debt totaled $14,795 and will be charged to interest expense ratably over the maturity period of the note.  Fort Cobb used the proceeds to refinance its borrowings.

(7)              Asset Exchange

             Effective May 1, 2000, the Company completed an asset exchange with another company.  The Company received 7.6 miles of six-inch pipeline that runs from Galveston Block 227 in the Texas state waters of the Gulf of Mexico to Galveston Island, in exchange for approximately 5 miles of three-inch pipeline located onshore in the Texas City area plus $100,000 cash.

             (8)         Commitments and Contingencies

             On June 18, 2001, the Company announced that Gateway Processing Company entered into a long-term agreement with a producer to purchase non-pipeline quality natural gas near Madisonville, Texas.  Concurrently, Gateway Processing entered into an agreement with Hanover Compression Limited Partnership, an affiliate of The Hanover Company, under which Hanover will treat the gas to remove impurities from the gas to enable the gas to meet pipeline quality sales specifications.

             Of significance to Gateway, Hanover will employ the state-of-the-art, patented, absorption based technology developed by Advanced Extraction Technologies, Inc., for which Gateway has the exclusive U.S. license, to remove the nitrogen from the gas.

             Hanover's facilities, designed initially to treat 18,000 Mcf per day, and the eight-inch pipeline to be installed by Gateway Pipeline Company to transport the treated residue gas are expected to be on stream by the end of this year.  The Company expects its capital commitment in this project to be approximately $1.3 million.

 (9)          Supplemental Disclosures of Cash Flow Information

             Cash paid for interest was $49,771 and $55,217 during the six months ended June 30, 2001 and 2000.

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

Results of Operations

General

             The Company evaluates each of its activities based on the operating margin it produces.  The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses.  Management reviews and evaluates the operations of three main segments – Onshore operations, Offshore operations and Fort Cobb operations.  The Company continues to actively pursue opportunities in all three segments.

Three Months Ended June 30, 2001 Compared to June 30, 2000

Total Operations

             The following table sets forth information for the three months ended June 30, 2001 and 2000:

	2001	2000

Revenues	$2,797,152	$1,791,239
Operating margins	413,085	123,689
Depreciation	172,242	171,231

             Operating margins for the three months ended June 30, 2001 increased $289,000 compared to the same period of the prior year.  Offshore operating margins increased $253,000, Fort Cobb operating margins increased $31,000, and Onshore operating margins increased $5,000.  These segments are discussed individually below in greater detail.

Onshore Operations

             The following table sets forth information for the three months ended June 30, 2001 and 2000:

	2001	2000

Revenues	$2,169,099	$1,602,140
Operating margins	203,568	198,552
Depreciation	88,473	96,411

             Operating margins for Onshore operations increased in the second quarter by $5,000 from the same period of the prior year, mainly due to the return to service of the Company’s Leleux system in Louisiana, partially offset by a net decline in various other systems.

Offshore Operations

             The following table sets forth information for the three months ended June 30, 2001 and 2000:

	2001	2000

Revenues	$399,359	$62,219
Operating margins	260,034	7,280
Depreciation	34,322	33,346

             Operating margins for Offshore operations increased in the second quarter by $253,000 over the same period of the prior year. The increase was primarily due to the additional natural gas and liquids volumes transported for producers in the area of Galveston Blocks 144L, 190L and 213L, and High Island Block 98L.

Fort Cobb Operations

             The following table sets forth information for the three months ended June 30, 2001 and 2000:

	2001	2000

Revenues	$228,694	$126,880
Operating margins	(50,517)	(82,143)
Depreciation	49,447	41,474

             Operating margins for Fort Cobb operations increased in the second quarter by $31,000 from the same period of the prior year due to slightly higher sales volumes and the impact of the general rate increase which was effective December 28, 2000.  Fort Cobb’s business peaks in the third and fourth quarters because a significant portion of its load comes from supplying irrigation and crop-drying customers.

Operations Support

             The following table sets forth information for the three months ended June 30, 2001 and 2000:

	2001	2000

General and administrative	$505,484	$423,742
Interest income	11,382	14,946
Interest expense	(73,206)	(30,784)
Equity in earnings of partnership	-	22,567
Other income (expense), net	7,916	106,153

             General and administrative expenses for the quarter are 19% higher than for the same period of last year, due primarily to non-cash compensation expense of repriced employee stock options, and higher legal and professional fees.

             Interest income varies directly with the balance on deposit in the Company’s certificates of deposit and short-term money market accounts.

             Interest expense for the three months ended June 30, 2001 includes $43,000 related to the property acquisition payable.  Otherwise, it fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company’s operating line of credit and revolving credit agreement.

             Equity in earnings of partnership for the prior year relates to a partnership interest that was sold effective October 31, 2000.

             Other income for the prior year is comprised mainly of an adjustment to legal fees which were recognized in prior periods.

Six Months Ended June 30, 2001 Compared to June 30, 2000

Total Operations

             The following table sets forth information for the six months ended June 30, 2001 and 2000:

	2001	2000

Revenues	$7,038,509	$3,335,023
Operating margins	920,049	281,743
Depreciation	344,762	342,537

             Operating margins for the six months ended June 30, 2001 increased $638,000 compared to the same period of the prior year.  Onshore operating margins increased $158,000, Offshore operating margins increased $377,000, and Fort Cobb operating margins increased $103,000.  These segments are discussed individually below in greater detail.

Onshore Operations

             The following table sets forth information for the six months ended June 30, 2001 and 2000:

	2001	2000

Revenues	$5,382,522	$2,771,834
Operating margins	549,419	391,743
Depreciation	176,495	192,742

             Operating margins for onshore operations increased $158,000 in the six months ended June 30, 2001 from the same period of the prior year, mainly due to additional volumes on the Waxahachie distribution system in Waxahachie, Texas and the return to service of the Company’s Leleux system in Louisiana.

Offshore Operations

             The following table sets forth information for the six months ended June 30, 2001 and 2000:

	2001	2000

Revenues	$571,937	$112,556
Operating margins	307,861	(69,163)
Depreciation	69,437	66,100

             Operating margins for Offshore operations increased $377,000 in the six months ended June 30, 2001 from the same period of the prior year.  The increase was primarily due to the additional natural gas and liquids volumes since February and March 2001 transported for producers in the area of Galveston Blocks 144L, 190L and 213L, and High Island Block 98L.  Additionally, the prior year included a non-recurring maintenance expenditure totaling $62,000.

Fort Cobb Operations

             The following table sets forth information for the six months ended June 30, 2001 and 2000:

	2001	2000

Revenues	$1,084,050	$450,633
Operating margins	62,769	(40,837)
Depreciation	98,830	83,695

             Operating margins for Fort Cobb operations increased $103,000 in the six months ended June 30, 2001 from the same period of the prior year, due to increases in volumes delivered and the impact of the general rate increase which was effective December 28, 2000.

Operations Support

             The following table sets forth information for the six months ended June 30, 2001 and 2000:

	2001	2000

General and administrative	$993,849	$871,244
Interest income	23,971	30,068
Interest expense	(105,516)	(67,024)
Equity in earnings of partnership	-	42,070
Other income (expense), net	31,422	275,674

             General and administrative expenses increased 14% in the six months ended June 30, 2001 compared to the same period of the prior year.  The increase was primarily due to non–cash compensation expense of repriced employee stock options, and higher legal and professional fees.

             Interest income varies directly with the balance on deposit in the Company’s certificates of deposit and short-term money market accounts.

             Interest expense for the six months ended June 30, 2001 includes $43,000 related to the property acquisition payable.  Otherwise, it fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company’s operating line of credit and revolving credit agreement.

             Equity in earnings of partnership for the prior year relates to a partnership interest that was sold effective October 31, 2000.

             Other income for the prior year includes gain on the sales of Catarina and Zwolle systems and an adjustment to legal fees recognized in prior periods.

Liquidity and Capital Resources

             Net cash used in operating activities totaled $486,000 for the six months ended June 30, 2001, compared to $587,000 used in operating activities for the same period last year.  The change was due to the increase in operating margins between the two periods which is discussed by segment in the preceding section, partially offset by changes in current asset and liability accounts of $194,000 and lower other income.

             The Company has cash and cash equivalents and certificates of deposit totaling $812,000 at June 30, 2001.

             The Company’s operating line of credit agreement with a bank provides for maximum borrowings of $500,000, through June 20, 2003, and is collateralized with a certificate of deposit for the same amount.  There were no borrowings outstanding as of June 30, 2001.  Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank to refinance borrowings.  Principal outstanding under the term loan accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The balance under the term loan is due June 1, 2008.  Fort Cobb also entered into a revolving credit agreement with a bank for borrowings up to $250,000.  At June 30, 2001, there was $230,000 available under the agreement.  The balance under the revolving credit agreement is due upon demand, or if no demand is made, at maturity at June 1, 2002, and is renewable annually.  The term loan and the revolving credit agreement are collateralized with the assets of Fort Cobb, and the Company has guaranteed the loans.

             As discussed in Note 8 to the financial statements, Gateway Processing entered into long-term agreements with a producer and with Hanover Compression Limited Partnership, an affiliate of The Hanover Company, under which the Company expects to invest approximately $1.3 million.  The funds for this commitment are expected to come from available cash and from outside financing.

             At June 30, 2001, the Company’s long-term debt to total capitalization was approximately 15%, which should still allow opportunity for the Company to utilize conventional long-term financing to fund acquisitions or construction projects.

             Absent acquisitions or significant development projects, the Company will continue to fund its operations through internally generated funds and available cash and the certificates of deposit, plus available bank borrowings.  The Company believes its cash flows from operations and other available cash will be sufficient to fund its ongoing operations for the foreseeable future.  Any significant property acquisitions or development projects will require outside project financing.

Factors Affecting Future Results

             The Company’s strategies for enhancing stockholder value include, among other things: (i) focusing on gathering, transporting, distributing and treating natural gas; (ii) expanding the Company’s asset base in core geographic areas; (iii) participating in the development of sub-quality natural gas reserves to create demand for our services, and; (iv) acquiring or constructing properties in one or more new core areas.

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

             The Company’s ability to generate long-term value for the common stockholder is dependent upon the enhancement of its core assets and the successful acquisition or development of additional midstream assets. There are many companies participating in the midstream segment of the natural gas industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow.  The Company believes that it will be able to compete in this environment and will be able to find attractive investments which compliment its existing properties; however, it is not possible to predict competition or the effect this will have on the Company's operations.

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

             The Company's revenues, particularly from its retail operations, are also affected by weather. Much of the retail demand is for crop irrigation and drying. Heavy precipitation in the spring and summer growing season and hot, dry weather in the fall can significantly reduce demand for natural gas in the Company’s retail service areas.

Part II

Item 1.		Legal Proceedings
None

Item 2.		Changes in Securities
None

Item 3.		Defaults Upon Senior Securities
None

Item 4.		Submission of Matters to a Vote of Security Holders

Increase Authorized Shares of Common Stock
The Company’s Board of Directors passed a resolution recommending that the stockholders adopt an amendment to Section Fourth of the Company’s Restated Certificate of Incorporation in order to increase the authorized number of shares of the Company’s Common Stock from 17,500,000 to 35,000,000. In the annual meeting of stockholders held in Houston, Texas on May 23, 2001, there were 9,090,610 votes cast in favor of, 1,616,578 votes cast against, and shares representing 200,868 votes abstained from voting on the proposal. Since the majority of shares present voted in favor of the proposal, the amendment was approved.

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

GATEWAY ENERGY CORPORATION

/s/ Michael T. Fadden

President and Chief Executive Officer

/s/ Scott D. Heflin

Chief Financial Officer and Treasurer

August 14, 2001

(Date)