Form 10QSB
period 2001-09-30
GATEWAY ENERGY CORP/NE
filed 2001-11-14
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

 Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

                Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

                As of November 14, 2001, the Issuer had 15,358,640 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes ☐ No ☒

FORM 10-QSB

Part  I

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2001
(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$89,993
Certificates of deposit	671,164
Trade accounts receivable	1,185,713
Note receivable – current portion	91,322
Inventories	58,084
Prepaid expenses and other assets	406,043
Total current assets	2,502,319

Property and Equipment - at cost
Gas gathering, processing and transportation	9,463,075
Equipment and office furniture	669,830
10,132,905
Less accumulated depreciation	3,792,496
6,340,409
Other Assets
Notes receivable, less currrent portion	28,429
Other	438,399
466,828
$9,309,556
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$592,848
Notes payable	617,001
Current maturities of long-term debt	281,620
Accrued expenses and other liabilities	153,285
Total current liabilities	1,644,754

Long-term Debt, less current maturities	1,096,534

Stockholders' Equity
Preferred stock - $1.00 par value; 10,000 shares authorized; no shares issued and outstanding	-
Common stock - $0.25 par value; 35,000,000 shares authorized; 15,358,640 shares issued and outstanding	3,839,503
Additional paid-in capital	15,983,793
Accumulated deficit	(13,255,028)
6,568,268
$9,309,556

The accompanying notes are an integral part of this statement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Operating revenues
Natural gas sales	$2,408,804	$3,099,495	$8,726,349	$6,192,398

Transportation and processing

258,508

102,737

717,374

300,012

Other	134,260	23,657	396,358	68,502
	2,801,572	3,225,889	9,840,081	6,560,912
Operating costs and expenses

Cost of natural gas purchased

1,724,111

2,435,156

7,215,861

4,989,940

Operation and maintenance

303,307

207,513

930,017

706,009

Depreciation and amortization

179,896

171,796

524,658

514,333

Dry hole cost

-

-

89,940

-

General and administrative	403,010	519,876	1,396,859	1,391,120
	2,610,324	3,334,341	10,157,335	7,601,402

Operating income (loss)

191,248

(108,452

)

(317,254

)

(1,040,490

)

Other income (expense)

Interest income

10,959

11,708

34,930

41,776

Interest expense

(79,884

)

(34,158

)

(185,400

)

(101,182

)

Equity in earnings of partnership

-

26,790

-

68,860

Other income (loss), net	(6,881)	190	24,541	275,864
	(75,806)	4,530	(125,929)	285,318
Net income (loss)	$115,442	$(103,922)	$(443,183)	$(755,172)

Basic and diluted income (loss) per share	$0.01	$(0.01)	$(0.03)	$(0.05)

Weighted average number of common shares outstanding:
Basic	15,358,640	15,312,172	15,331,891	15,312,195
Diluted	15,465,860	15,314,472	15,427,229	15,312,195

The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net loss	$(443,183)	$(755,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed earnings of partnerships	-	(7,763)
Depreciation and amortization	524,658	514,333
Gain on sale of properties	(2,500)	(170,034)
Stock option compensation expense	4,515	86,036
Non-cash expenses, net	20,753	42,191
Net change in cash and cash equivalents, resulting from changes in:
Trade accounts receivable	642,169	(613,701)
Inventories	1,708	(10,724)
Prepaid expenses and other current assets	(256,176)	(76,104)
Accounts payable	(1,036,951)	611,839
Accrued expenses and other liabilities	49,965	(252,414)
Net cash used in operating activities	(495,042)	(631,513)

Cash flows from investing activities
Capital expenditures	(643,142)	(209,693)
Additional investment in AET license	(90,000)	-
Proceeds from sale of properties	2,500	909,589
Decrease in certificates of deposit	20,223	282,153
Net cash (used in) provided by investing activities	(710,419)	982,049

Cash flows from financing activities
Proceeds from borrowings	1,988,827	330,000
Payments on borrowings	(864,110)	(628,119)
Retirement of common stock	(630)	-
Net cash provided by (used in) financing activities	1,124,087	(298,119)

Net (decrease) increase in cash and cash equivalents	(81,374)	52,417
Cash and cash equivalents at beginning of period	171,367	26,089

Cash and cash equivalents at end of period	$89,993	$78,506

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

                (2)           Earnings Per Share

                Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  For the three-month and nine-month periods ended September 30, 2001 and 2000, the diluted loss per common share is the same as basic since the effect of potentially dilutive common shares arising from outstanding stock options and warrants was either immaterial or anti-dilutive.

                The Company issued 46,512 shares of common stock to its directors in May 2001 as part of their annual compensation.

(3)           Dry Hole Cost

During the first quarter of the year, Gateway Processing Company participated as a non-operating working interest owner in the drilling of a natural gas well on a prospect in the Sacramento Basin, California.  The well was expected to yield high-nitrogen natural gas reserves and employ the Company’s licensed nitrogen rejection process to meet pipeline quality specifications.  The well was determined to be uneconomic and was abandoned.  The accompanying consolidated statement of operations for the nine months ended September 30, 2001 includes an impairment charge against earnings of $89,940 reflecting the abandonment of this project.

                (4)           Notes Payable

                The Company has an operating line of credit with a bank that provides for maximum borrowings of $500,000 through June 20, 2003.  Interest is payable monthly at 5.3% per year and principal is due on demand, or if no demand is made, at maturity.  The line is collateralized by a $500,000 certificate of deposit.

Effective June 1, 2001, Fort Cobb entered into a revolving credit agreement with a bank for borrowings up to $250,000.  Principal outstanding under the revolver accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The balance under the revolver is due upon demand, or if no demand is made, at maturity at June 1, 2002, and is renewable annually.  Costs of obtaining this debt totaled $4,932 and are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb will use the proceeds for general working capital purposes.  The agreement is collateralized with the assets of Fort Cobb, and the Company has guaranteed the loan.

(5)           Long-term Debt

                Long-term debt as of September 30, 2001 consists of the following:

Term note	$742,043
Subordinated notes	636,111
1,378,154
Less current maturities	281,620
$1,096,534

                Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank.  Principal outstanding under the note accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The note requires monthly payments ranging from $7,500 to $13,008, with the balance under the note due June 1, 2008.  Costs of obtaining this debt totaled $14,795 and are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb used the proceeds to refinance its borrowings from the Company, and the Company will use the proceeds for general corporate purposes.  Future maturities under the loan are as follows:

2001	$30,000
2002	97,407
2003	105,492
2004	114,248
2005	123,730
Thereafter	279,123

(6)           Commitments and Contingencies

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

                Of significance to Gateway, Hanover will employ the state-of-the-art, patented, absorption based technology developed by Advanced Extraction Technologies, Inc. (“AET”), for which Gateway has the exclusive U.S. license, to remove the nitrogen from the gas.

                Hanover's facilities, designed initially to treat 18,000 Mcf per day, and the eight-inch pipeline to be installed by Gateway Pipeline Company to transport the treated residue gas are expected to be on stream during the first quarter of next year.  The Company expects its capital commitment in this project to be approximately $1.3 million.

                The Company’s contingent obligation under a note agreement entered into in conjunction with its acquisition of a pipeline system has been settled.  The required asset performance goals were achieved and the Company paid $601,333, including $78,333 of interest, during the nine months ended September 30, 2001.  Accordingly, the carrying value of the pipeline system was increased $523,000 in the accompanying balance sheet.

(7)           New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which eliminates amortization of goodwill and requires that goodwill and other intangible assets be presented at “fair value” and be periodically assessed for impairment.  This statement is effective for fiscal years beginning after December 15, 2001 and the Company will implement it for the year ending December 31, 2002.  The impact of adopting this statement on the consolidated financial position or results of operations is not expected to be material.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of the liability for asset retirement costs be recognized in an entity’s balance sheet, as both a liability and an increase in the carrying values of such assets, in the periods in which such liabilities can be reasonably estimated.  It also requires allocation of such asset retirement cost to expense over its useful life.  This statement is effective for fiscal years beginning after June 15, 2002 and the Company will implement it for the year ending December 31, 2003.  The Company has not yet determined the impact of this statement on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which sets new standards for periodically assessing long-lived assets to determine if the carrying costs are recoverable from estimated future cash flows.  This statement is effective for fiscal years beginning after December 15, 2001 and the Company will implement it for the year ending December 31, 2002.  The impact of adopting this statement on the consolidated financial position or results of operations is not expected to be material.

(8)           Segment Disclosures

                Summarized financial information of the Company’s reportable segments, and a reconciliation of operating margin to consolidated net income (loss), for the three months and nine months ended September 30, 2001 and 2000 are presented below.  Operating margin is defined by the Company as total revenues less cost of natural gas purchased less operation and maintenance expenses:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Onshore Operations
Revenues	$1,427,694	$1,936,485	$6,810,216	$4,708,319
Operating margin	214,673	335,069	764,092	726,812
Total assets	3,844,254	4,000,579	3,844,254	4,000,579

Offshore Operations
Revenues	330,379	67,157	902,316	179,713
Operating margin	211,499	(6,927)	519,360	(76,090)
Total assets	1,926,900	1,819,342	1,926,900	1,819,342

Fort Cobb Operations
Revenues	1,043,499	1,222,247	2,127,549	1,672,880
Operating margin	347,982	255,078	410,751	214,241
Total assets	2,569,514	2,931,842	2,569,514	2,931,842

Corporate
Total assets	968,888	919,133	968,888	919,133

Total
Revenues	2,801,572	3,225,889	9,840,081	6,560,912
Operating margin	774,154	583,220	1,694,203	864,963
Total assets	9,309,556	9,670,896	9,309,556	9,670,896

Reconciliation to net income (loss)
Operating margin	774,154	583,220	1,694,203	864,963
Depreciation and amortization	179,896	171,796	524,658	514,333
Dry hole cost	-	-	89,940	-
General & administrative	403,010	519,876	1,396,859	1,391,120
Other income (loss)	(75,806)	4,530	(125,929)	285,318
Net income (loss)	115,442	(103,922)	(443,183)	(755,172)

(9)           Supplemental Disclosures of Cash Flow Information

                Cash paid for interest was $122,737 and $81,841 during the nine months ended September 30, 2001 and 2000.

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

Three Months Ended September 30, 2001 Compared to September 30, 2000

Total Operations

The following table sets forth information for the three months ended September 30, 2001 and 2000:

	2001	2000
Revenues	$2,801,572	$3,225,889
Operating margins	774,154	583,220
Depreciation and amortization	179,896	171,796

Operating margins for the three months ended September 30, 2001 increased by $191,000 compared to the same period of the prior year.  The increases in Offshore operating margins of $218,000 and Fort Cobb operating margins of $93,000 were partially offset by a decline in Onshore operating margins of $120,000.  These segments are discussed individually below in greater detail.

Onshore Operations

The following table sets forth information for the three months ended September 30, 2001 and 2000:

	2001	2000
Revenues	$1,427,694	$1,936,485
Operating margins	214,673	335,069
Depreciation and amortization	95,293	95,123

Operating margins for Onshore operations decreased in the third quarter by $120,000 from the same period of the prior year.  The decrease was due to reductions in throughput volumes on several systems with relatively higher margins, partially offset by additional volumes on several systems with relatively lower margins.

Offshore Operations

The following table sets forth information for the three months ended September 30, 2001 and 2000:

	2001	2000
Revenues	$330,379	$67,157
Operating margins	211,499	(6,927)
Depreciation and amortization	35,114	35,198

Operating margins for Offshore operations increased in the third quarter by $218,000 over the same period of the prior year.  The increase was primarily due to the additional natural gas and liquids volumes transported for producers in the area of Galveston Blocks 144L, 190L and 213L, and High Island Block 98L.

Fort Cobb Operations

The following table sets forth information for the three months ended September 30, 2001 and 2000:

	2001	2000
Revenues	$1,043,499	$1,222,247
Operating margins	347,982	255,078
Depreciation and amortization	49,489	41,475

Operating margins for Fort Cobb operations increased in the third quarter by $93,000 from the same period of the prior year due primarily to the impact of the utility’s new rates which became effective in December 2000, partially offset by lower sales volumes.

Operations Support

The following table sets forth information for the three months ended September 30, 2001 and 2000:

	2001	2000
General and administrative	$403,010	$519,876
Interest income	10,959	11,708
Interest expense	(79,884)	(34,158)
Equity in earnings of partnership	-	26,790
Other income (expense), net	(6,881)	190

General and administrative expenses for the quarter are 22% lower than for the same period of last year, due primarily to the non-cash impact of the revaluation of employee stock options that were repriced in 1999, partially offset by higher employee costs and legal expenses.  Under the Financial Accounting Standards Board Interpretation 44, Interpretation of APB Opinion 25, the Company is required to account for these options under variable award accounting, due to the change in the option exercise price.  Variable award accounting requires recognition of compensation expense (or income) under certain circumstances when the market price of the Company’s stock exceeds the exercise price of the stock option.

Interest income varies directly with the balance on deposit in the Company’s certificates of deposit and short-term money market accounts.

Interest expense for the three months ended September 30, 2001 includes $35,000 of interest related to the settlement of the contingent obligation under a note agreement entered into to acquire a pipeline system.  Otherwise, it fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company’s operating bank lines of credit.

Equity in earnings of partnership for the prior year relates to a partnership that was sold effective October 31, 2000.

Nine Months Ended September 30, 2001 Compared to September 30, 2000

Total Operations

The following table sets forth information for the nine months ended September 30, 2001 and 2000:

	2001	2000
Revenues	$9,840,081	$6,560,912
Operating margins	1,694,203	864,963
Depreciation and amortization	524,658	514,333

Operating margins for the nine months ended September 30, 2001 increased by $829,000 compared to the same period of the prior year.  Offshore, Fort Cobb and Onshore Operations operating margins increased $595,000, $197,000 and $37,000, respectively. These segments are discussed individually below in greater detail.

Onshore Operations

The following table sets forth information for the nine months ended September 30, 2001 and 2000:

	2001	2000
Revenues	$6,810,216	$4,708,319
Operating margins	764,092	726,812
Depreciation and amortization	271,788	287,864

Operating margins for Onshore Operations increased $37,000 in the nine months ended September 30, 2001 from the same period of the prior year.  The increase was due to increased throughput volumes on several of the Company’s onshore systems.

Offshore Operations

The following table sets forth information for the nine months ended September 30, 2001 and 2000:

	2001	2000
Revenues	$902,316	$179,713
Operating margins	519,360	(76,090)
Depreciation and amortization	104,551	101,298

Operating margins for Offshore Operations increased $595,000 in the nine months ended September 30, 2001 from the same period of the prior year.  The increase was primarily due to the additional natural gas and liquids volumes transported for producers in the area of Galveston Blocks 144L, 190L and 213L, and High Island Block 98L.

Fort Cobb Operations

The following table sets forth information for the nine months ended September 30, 2001 and 2000:

	2001	2000
Revenues	$2,127,549	$1,672,880
Operating margins	410,751	214,241
Depreciation and amortization	148,319	125,171

Operating margins for Fort Cobb Operations increased by $197,000 in the nine months ended September 30, 2001 from the same period of the prior year due primarily to the impact of the utility’s new rates which became effective in December 2000, partially offset by lower sales volumes.

Operations Support

The following table sets forth information for the nine months ended September 30, 2001 and 2000:

	2001	2000
General and administrative	$1,396,859	$1,391,120
Interest income	34,930	41,776
Interest expense	(185,400)	(101,182)
Equity in earnings of partnership	-	68,860
Other income, net	24,541	275,864

General and administrative expenses for the nine months ended September 30, 2001 were virtually unchanged compared to the same period of the prior year.  A decrease due primarily to the non-cash impact of the revaluation of employee stock options that were repriced in 1999 was virtually offset by higher legal and office expenses.  Under the Financial Accounting Standards Board Interpretation 44, Interpretation of APB Opinion 25, the Company is required to account for these options under variable award accounting, due to the change in the option exercise price.  Variable award accounting requires recognition of compensation expense (or income) under certain circumstances when the market price of the Company’s stock exceeds the exercise price of the stock option.

                Interest income varies directly with the balance on deposit in the Company’s certificates of deposit and short-term money market accounts.

Interest expense for the three months ended September 30, 2001 includes $78,000 of interest related to the settlement of the contingent obligation under a note agreement entered into to acquire a pipeline system.  Otherwise, it fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company’s operating bank lines of credit.

Equity in earnings of partnership for the prior year relates to a partnership that was sold effective October 31, 2000.

                Other income for the nine months ended September 30, 2000 includes gain on the sales of Catarina and Zwolle systems and an adjustment to legal fees recognized in prior periods.

Liquidity and Capital Resources

Net cash used in operating activities totaled $495,000 for the nine months ended September 30, 2001, compared to $632,000 used in operating activities for the same period last year.  The change was due to the increase in operating margins between the two periods which is discussed by segment in the preceding section, partially offset by changes in current asset and liability accounts of $258,000 and lower other income.

                The Company had cash and cash equivalents and certificates of deposit totaling $761,000 at September 30, 2001.  During the nine months ended September 30, 2001, the Company paid $601,000, including $78,000 of interest, to settle the contingent liability related to its acquisition of a pipeline system, and $90,000 to maintain the exclusive nature of its license for nitrogen rejection technology from AET, the owner of the patents.  During the prior period the Company received $910,000 in proceeds for the January 2000 sales of its interests in the Catarina and Zwolle systems.

The Company’s operating line of credit agreement with a bank provides for maximum borrowings of $500,000, through June 20, 2003, and is collateralized with a certificate of deposit for the same amount.  The available borrowing capacity as of September 30, 2001 was $18,000.  Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank to refinance borrowings.  Principal outstanding under the term loan accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The balance under the term loan is due June 1, 2008.  Fort Cobb also entered into a revolving credit agreement with a bank for borrowings up to $250,000.  At September 30, 2001, there was $115,000 available under the agreement.  The balance under the revolving credit agreement is due upon demand, or if no demand is made, at maturity at June 1, 2002, and is renewable annually.  The term loan and the revolving credit agreement are collateralized with the assets of Fort Cobb, and the Company has guaranteed the loans.

As discussed in Note 6 to the financial statements, Gateway Processing Company entered into long-term agreements with a producer and with Hanover Compression Limited Partnership, an affiliate of The Hanover Company, under which the Company expects to invest approximately $1.3 million.  The funds for this commitment are expected to come from outside financing.

At September 30, 2001, the Company’s long-term debt to total capitalization was approximately 14%, which should allow opportunity for the Company to utilize conventional long-term financing to fund acquisitions or construction projects.

                Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally generated funds and available cash and the certificates of deposit.  The Company believes its cash flows from operations and available cash and certificates of deposit will be sufficient to fund its ongoing operations for the foreseeable future.  Any significant property acquisitions or development projects will require outside project financing.

Factors Affecting Future Results

                The Company’s strategies for enhancing stockholder value include, among other things: (i) focusing on gathering, transporting, distributing and treating natural gas; (ii) expanding the Company’s asset base in core geographic areas; (iii) participating in the development of sub-quality natural gas reserves to create demand for the Company’s services, and; (iv) acquiring or constructing properties in one or more new core areas.

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

                The Company's operations are also significantly affected by factors which are outside the control of the Company. Gas gathering and treating is dependent on throughput volume. Throughput on the Company's systems is significantly dependent on natural gas production which is affected by natural gas prices as prices affect the willingness of producers to invest the required capital to obtain geological and geophysical information, drill development or exploratory wells, and to rework or maximize production on existing wells. Natural gas prices are at levels which should provide adequate incentive to producers; however, there is no assurance that such prices will remain at current levels, and that producers will continue to react positively to the current prices.

                The Company's revenues, particularly from its distribution operations, are also affected by weather. Much of the distribution demand is for crop irrigation and drying. Heavy precipitation in the spring and summer growing season and hot, dry weather in the fall can significantly reduce demand for natural gas in the Company’s distribution service areas.

Part II

Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K.
	a)	Exhibits:
		10(b)(3)	Employment Agreement with Michael T. Fadden.
		10(b)(4)	Employment Agreement with Scott D. Heflin.
		11	Statement Regarding Computation of Per Share Earnings

	b)	Reports on Form 8-K:
August 16, 2001 – Changes in Registrant’s Certifying Accountant

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY ENERGY CORPORATION

/s/ Michael T. Fadden
President and Chief Executive Officer

/s/ Scott D. Heflin
Chief Financial Officer and Treasurer
November 14, 2001
(Date)