Form 10KSB
period 2001-12-31
GATEWAY ENERGY CORP/NE
filed 2002-04-01
CIK 40194

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission File No. 1-4766

GATEWAY ENERGY CORPORATION

(Name of small business issuer in its charter)

Delaware	44-0651207
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

500 Dallas Street, Suite 2615, Houston, TX 77002
(Address and Zip Code of principal executive offices)

(713) 336-0844
(Issuer’s telephone number)

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

Yes  ☒   No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer’s revenues for its most recent fiscal year were $11,763,285.

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 18, 2002 was $5,687,032.  The number of shares outstanding of the issuer’s common equity as of March 18, 2001, was 15,354,880.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into the indicated parts of this Annual Report to the extent specified in such parts:

Parts II and III of this Annual Report incorporate by reference information in the Proxy Statement for the Annual Meeting of Stockholders of Gateway Energy Corporation to be held on May 22, 2002.

Transitional Small Business Disclosure Format (check one):     Yes  ☐         No  ☒

PART I

ITEM 1.  BUSINESS

General

Gateway Energy Corporation (the “Company”, or “Gateway”), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992.  The Company’s common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. The Company’s principal executive offices are located at 500 Dallas Street, Suite 2615, Houston, Texas 77002, and its telephone number is (713) 336-0844.   Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb Fuel Authority, L.L.C. and Gateway Processing Company, except for a small amount of activity in one joint venture.

In the following discussion, “Mcf” refers to thousand cubic feet of natural gas; “Bbl” refers to barrel, of approximately 42 U.S. gallons;  “Btu” refers to British thermal unit, a common measure of the energy content of natural gas; “MMBtu” refers to millions of British thermal units.  “Mcfe” refers to thousand cubic feet equivalent.  Liquid hydrocarbons are converted to Mcf equivalents using the ratio of 1.0 barrel of liquid hydrocarbons to 6.0 Mcf of natural gas.

Description of Business

The Company owns and operates natural gas gathering, transportation and distribution systems and related facilities in Texas, Oklahoma and Louisiana, and offshore in state and federal waters of the Gulf of Mexico.  These systems include approximately 835 miles of pipeline ranging in size from 2” to 20” with a combined daily throughput capacity of approximately 500 million cubic feet.  The Company gathers natural gas from producing properties owned by others and transports that gas to primary transmission pipelines.  In some cases, the Company assumes title along with possession of the gas and sells the gas to a marketing company or markets directly to end users, including agricultural, residential, industrial and commercial users, under “back-to-back” purchase and sale contracts designed to minimize commodity risk.  Otherwise the Company transports the gas for a fee per MMBtu.  For the year ended December 31, 2001, approximately 58% of the Company’s gross margin was generated under purchase and sale contracts and approximately 38% of the gross margin was generated by fee-based contracts.

The Company has an exclusive license in the continental U.S. for a state-of-the-art, patented process for the rejection of nitrogen from natural gas streams.  The Company’s subsidiary, Gateway Processing Company, obtained the license from Advanced Extraction Technologies, Inc.  In June 2001, Gateway Processing embarked upon its first commercial exploitation of the process.  It entered into a long-term agreement with a gas producer to purchase non-pipeline quality natural gas near Madisonville, Texas.  At the same time, Gateway Processing entered into an agreement with Hanover Compression Limited Partnership, an affiliate of The Hanover Company, under which Hanover will treat the gas to remove the nitrogen using the Company’s licensed process to enable the gas to meet pipeline sales quality specifications.

The treating facility, designed initially to treat 18,000 Mcf per day, and the 10-inch pipeline to be installed by Gateway Pipeline Company to transport the treated gas are expected to be on-stream during the second quarter of 2002.

The Company intends to continue to exploit this niche through strategic alliances with companies like Hanover and by installing and operating gas treating plants and related facilities. The Company also intends to acquire working interests in high nitrogen natural gas reserves to assist in creating demand for the Company’s treating services.

Because the Company’s operating margin is generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported, or is generated under back-to-back purchase and sales contracts, the Company’s operating margin is relatively insensitive to the commodity prices of natural gas and oil.  The primary impact on the Company of the level of gas and oil commodity prices is their impact on drilling activities.  High prices tend to generate cash flow and thus enthusiasm for producers to accelerate drilling; low prices tend to have the opposite effect.

Business Growth Strategy

The Company’s growth strategy is to increase earnings and cash flows through the enhancement of existing systems and facilities, to construct or acquire additional pipelines, plants and facilities and to expand its marketing efforts.  The Company also intends to exploit its exclusive U.S. license to the patented process to treat high-nitrogen natural gas.

Should the future price of natural gas encourage significant exploration and development drilling, the Company would benefit from its presence in proven productive areas, both onshore and offshore in the Gulf Coast region.  With a current throughput volume at less than 10% of the Company’s maximum daily throughput capacity, the Company believes that it will be able to solicit a significant amount of new gathering and transportation business.

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

Successful implementation of the Company’s growth strategy will depend on maintaining an upward trend in earnings and cash flow, and in part on its ability to secure relatively lower cost conventional financing or to form strategic alliances with industry partners.  With a long-term debt-to-total capitalization ratio of approximately 15%, and with aggressively managed cash flows, the Company expects to be able to secure conventional growth capital financing at a lower cost than that to which it has previously had access.  The Company is actively analyzing its inventory of projects, and intends to focus its efforts on those with the maximum potential to provide growth capital and return to shareholders.  Funds from operations, combined with borrowed capital, will be invested in the acquisition or construction of additional income producing assets.

Major Customers and Suppliers

The Company purchases natural gas from numerous producers and suppliers, and during the year ended December 31, 2001 three oil and gas companies supplied 44%, 15% and 14% of its total gas purchased.  During the period, all customers with sales exceeding 10% are industrial customers. Gross sales to these customers as a percentage of total revenue for the years ended December 31, 2001 and 2000 are as follows:

	December 31,
	2001	2000
Dart Container Corporation	20%	20%
Owens Corning Fiberglas Corporation	19%	21%
Enron North America Corporation	10%	8%

Although these sales constitute a significant portion of total revenues, they represent a much less significant portion of operating margin because of back-to-back purchase contracts to supply these major customers.  As noted above, approximately 10% of the Company’s gross sales for the year ended December 31, 2001 were to Enron North America (“ENA”), one of the Enron companies that filed for protection from creditors under Chapter 11 of the U.S. bankruptcy code on December 2, 2001.

At December 31, 2001, the Company believes that it has a gas imbalance related to two sales of natural gas made to ENA totaling $131,000 and is seeking the return of that gas.  While the ultimate loss or recovery of the amount may not be known for several years, the accompanying financial statements reflect recognition of the contingent loss of that amount.  The Company replaced ENA as a customer with no lapse in operations.  Accordingly, the Company believes that a loss of a major supplier or customer could be readily replaced and would not have a material adverse effect on its financial statements.

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

Regulation

The transportation and sale of natural gas in interstate commerce are subject to extensive regulation under the Natural Gas Act (“NGA”), the Natural Gas Policy Act of 1978 (“NGPA”), and other rules and regulations promulgated by the Federal Energy Regulatory Commission (“FERC”). The Company believes that the gathering, transportation and distribution activities of the Company are intrastate in nature and not subject to FERC’s jurisdiction. The properties are, however, subject to regulation by various state agencies.

Fort Cobb Fuel Authority, L.L.C. (“Fort Cobb”) is a local distribution company subject to the regulations of the Oklahoma Corporation Commission (“OCC”). The OCC regulates the prices to the customer based on the cost of investment, operating and maintenance expense, cost of purchased gas and rates of return. Fort Cobb was granted a general rate increase effective for all services billed after December 28, 2000.  This was Fort Cobb’s first rate increase in ten years, and it is designed to enable the utility to recover its cost of service and earn a fair return on its rate base.  The OCC also regulates construction on and safety of the distribution system.

Environmental and Safety Concerns

The Company’s operations are subject to environmental risks normally incident to the operation and construction of pipelines, plants, and other facilities for gathering, processing, treating, transporting and distributing natural gas and liquid hydrocarbons.  In most instances, the regulatory requirements relate to the discharge of substances into the environment and include controls such as water and air pollution control measures. Environmental laws and regulations may require the acquisition of a permit before certain activities may be conducted. Further, these laws and regulations may limit or prohibit activities on certain lands lying within wilderness areas, wetlands, areas providing habitat for certain species, or other protected areas. The properties are also subject to other federal, state, and local laws covering the handling, storage, or discharge of materials used by the Company, or otherwise relating to protection of the environment, safety, and health.

Management believes the Company has obtained, and is in current compliance with, all necessary and material permits and that its operations are in substantial compliance with applicable material governmental regulations.

Employees

As of December 31, 2001, the Company had 22 full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

Onshore Properties

The Company owns 14 active systems in Texas, Louisiana and Oklahoma.  The systems generally gather and transport natural gas under back-to-back purchase and sales arrangements or for a fee per unit of production transported; however, one is a 14 mile delivery system which transports natural gas for sale to industrial users in Ellis County, Texas. The Company also owns an interest in a system through a joint venture located in Texas which gathers and transports natural gas under a fee arrangement.  The systems are properly maintained and are capable of transporting natural gas under prescribed pressures.  At December 31, 2001, the Company’s onshore systems were comprised of approximately 82 miles of 2” to 8” pipelines and related meters, regulators, valves and equipment.

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

Offshore Properties

Gateway Offshore Pipeline Company owns pipelines, a related 140’ x 70’ operating platform, and an onshore terminal facility (the “Crystal Beach” facility) that services producers primarily in Texas offshore waters and Galveston Bay.  These systems and related facilities are in shallow water and provide the Company the capacity to separate gas and liquid hydrocarbons and dehydrate gas in large volumes and to transport the gas and liquid hydrocarbons to various markets.  The Company’s offshore systems consist of approximately 139 miles of 4” to 20” diameter pipelines and related equipment which transport the natural gas and liquid hydrocarbons primarily under fee-based contracts.

Effective May 1, 2000, the Company made a property trade under which it received 7.62 miles of six-inch pipeline located in shallow waters offshore of Galveston, Texas in exchange for 5.18 miles of three-inch onshore pipeline plus $100,000 cash.  The trade enabled the Company to increase its presence in a core area currently benefitting from increased exploration activity.

Fort Cobb Properties

Fort Cobb is a local distribution company serving approximately 2,350 agricultural and residential customers in Caddo and Washita counties in Oklahoma.  Fort Cobb owns and operates approximately 600 miles of 1” to 4” pipeline and related meters, regulators, valves, rights-of-way and easements, all normally associated with distribution systems.

System Capacity

The capacity of a pipeline is primarily a function of its diameter and length and its inlet and outlet pressures.  Based upon normal operating pressures, the Company’s systems have a daily throughput capacity of over 500,000 Mcf per day which significantly exceeds the current daily throughput of approximately 30,000 Mcfe per day.

The Crystal Beach facility referred to above has a storage capacity of approximately 35,000 Bbls and, with minor modifications, has a throughput capacity of 5,000 Bbls of liquid hydrocarbons per day.  Additional tankage and related facilities could be added on adjacent land owned by the Company.

Natural Gas Treating

The Company owns an exclusive license in the U.S. to use patented technology developed by Advanced Extraction Technologies, Inc. (“AET”).  AET’s state-of-the-art absorption based nitrogen rejection technology is marketed as the Mehra ProcessSM.  The primary advantage of the AET technology over cryogenic (very low temperature) nitrogen rejection is its flexibility to adapt to a range of nitrogen concentrations and quickly respond to a change in operating conditions.  The need to be able to cost effectively and efficiently remove nitrogen from natural gas to allow the gas to meet pipeline quality specifications is important since the expected shortfall in natural gas supply over the next decade will require full development of the United States’ entire natural gas resource base, approximately twenty percent of which is sub-quality due to excess nitrogen. This technology is especially attractive at a time when the higher price of natural gas has created the economic incentive to treat sub-quality (i.e. high nitrogen) natural gas to remove the nitrogen and make it marketable. With this technology, Gateway believes it is well positioned to participate in efforts to increase the supply of marketable natural gas in the United States.

Under the license agreement, the Company’s exclusive right in the U.S. to utilize the Mehra Process will remain in effect at least through December 31, 2004.  The Company’s rights under the agreement will continue after December 31, 2004 for as long as the Company meets certain installed nitrogen rejection unit capacity targets.  The

Company is required to pay a license fee per unit of volumes processed through each unit so long as there are any unexpired patents covering the technology.

Corporate Property

In addition to the operating properties described above, the Company leases office space and owns certain office equipment in its corporate office located at 500 Dallas Street, Suite 2615, Houston, Texas 77002.

ITEM 3.  LEGAL PROCEEDINGS

From time to time the Company is involved in litigation concerning its properties and operations.  There is no known or pending litigation expected to have a material effect on the Company’s financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is traded on the over-the-counter market in the bulletin board section under the symbol GNRG. The prices shown reflect the highest and lowest prices for the Company’s common stock for the periods indicated.

Quarter Ended	High	Low

March 31, 2001

$

0.78

$

0.34

June 30, 2001

0.73

0.30

September 30, 2001

0.69

0.31

December 31, 2001

0.52

0.32

Quarter Ended	High	Low

March 31, 2000

$

0.31

$

0.20

June 30, 2000

0.29

0.15

September 30, 2000

0.78

0.20

December 31, 2000

0.93

0.25

Holders

As of December 31, 2001, there were 2,519 shareholders of the Company’s Common Stock.

Dividends

There have been no dividends declared on the Company’s Common Stock during the years ended December 31, 2001 or 2000. The Company does not intend to pay dividends on its common stock in the near future.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following management’s discussion and analysis, and the discussion of the Company’s Business beginning in Item 1 of this report, contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Actual results could differ materially from those projected in the forward-looking statements throughout this document as a result of the risk factors set forth below in the section entitled “Factors Affecting Future Results” and elsewhere in this document.

Results of Operations

General

The Company evaluates each of its activities based on the operating margin it produces.  The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses.  Management reviews and evaluates the operations of three main segments—Onshore operations, Offshore operations and Fort Cobb operations.

Total Operations

	Year Ended December 31,
	2001	2000	1999
Revenues	$11,763,285	$10,107,566	$7,061,944
Operating margin	2,218,339	1,082,050	1,461,810
Depreciation	736,333	680,233	785,157

Operating margin for the year ended December 31, 2001 increased $1,136,000 from last year.  Offshore operating margin increased $711,000, Onshore operating margin increased $141,000 and Fort Cobb operating margin increased $284,000.  During that same period the Company spent $757,000 to acquire, extend and maintain pipeline systems and facilities both Onshore and Offshore, an increase of $302,000 over the prior year.  Of that amount $173,000 was charged to expense in the period incurred, and $584,000 was capitalized.  The Company is actively evaluating additional opportunities that would significantly increase cash flows, including high-nitrogen natural gas opportunities.

Operating margin for the year ended December 31, 2000 decreased $380,000 from the prior year. The Fort Cobb operations increase of $100,000 was more than offset by declines from Onshore and Offshore operations of $320,000 and $160,000, respectively.  During that same period the Company spent $455,000 to acquire, extend and maintain pipeline systems and facilities both Onshore and Offshore, an increase of $73,000 over the prior year.  Of that amount $188,000 was charged to expense in the period incurred, and $267,000 was capitalized.

Onshore Operations

	Year Ended December 31,
	2001	2000	1999
Revenues	$7,965,776	$7,341,866	$5,020,202
Operating margin	996,726	855,748	1,174,787
Depreciation	398,584	377,645	479,819

Onshore operating margin for the year ended December 31, 2001 increased $141,000 over the same period of the prior year, due mainly to increased throughput volumes.  Volumes rebounded in part due to the resumption of activity on the Leleux system referred to below.

Onshore operating margin for the year ended December 31, 2000 decreased $320,000 over the same period of the prior year, due mainly to lower throughput volumes, partially offset by increased margin per unit of throughput.  Volumes declined due in part to the sales of the Zwolle and Catarina systems and the Company’s interest in the Carmel Pipeline partnership, and the cessation of a significant contract in Louisiana related to the Company’s Leleux system.

Offshore Operations

	Year Ended December 31,
	2001	2000	1999
Revenues	$1,107,586	$228,291	$405,981
Operating margin	610,919	(100,277)	59,986
Depreciation	139,928	135,943	132,005

Operating margin for the year ended December 31, 2001 increased $711,000 from last year due to the additional throughput volumes from Galveston Blocks 144-L and 190-L and High Island Block 98-L.

Operating margin for the year ended December 31, 2000 decreased $160,000 from 1999 due mainly to the anticipated decline of a well connected to one of the Company’s systems, plus non-recurring maintenance costs of $60,000.  Total throughput volumes declined approximately 55% from 1999.  Exploration and development activity of unaffiliated producers picked up momentum as oil prices rebounded and reached their highest levels in nine years, and natural gas prices essentially tripled during that period.  In July 2000 the Company made a property trade under which it received 7.62 miles of six-inch pipeline located in shallow waters offshore of Galveston, Texas in exchange for 5.18 miles of three-inch onshore pipeline plus $100,000 cash.  In August 2000 the Company announced agreements with The Houston Exploration Company (“THX”) to transport all of  THX’s natural gas and liquid hydrocarbon production from Galveston Blocks 144-L and 190-L.  In January 2001 the Company announced an agreement to transport all of Whiting Petroleum Corporation’s natural gas and liquid hydrocarbon production from High Island Block 98-L.

Fort Cobb Operations

	Year Ended December 31,
	2001	2000	1999
Revenues	$2,689,923	$2,537,409	$1,635,761
Operating margin	610,694	326,579	227,037
Depreciation	197,821	166,645	173,333

Operating margin for the year ended December 31, 2001 increased $284,000 from last year due to the impact of the increase in tariff rates effective for all services billed after December 28, 2000, partially offset by lower delivery volumes and higher operating costs.

Operating margin for the year ended December 31, 2000 increased $100,000 from 1999 due to the impact of 19% higher delivered volumes, plus a modest level of cost saving.  During 2000 the Oklahoma Corporation Commission approved the Company’s application for increase in its tariff rates, its first general increase in rates in ten years.  The new rates, which are effective for all services billed after December 28, 2000, are designed to allow the Company to recover its cost of service and earn a fair return on its rate base capital.

Operations Support

	Year Ended December 31,
	2001	2000	1999
Dry hole cost	$133,129	$—	$—
General and administrative	1,976,776	1,741,770	2,295,006
Interest income	45,349	59,144	70,620
Interest expense	(237,843)	(141,712)	(163,888)
Gain on disposal of assets	—	343,431	—
Other (expense) income, net	(7,616)	140,648	(79,686)

During the first quarter of the year, Gateway Processing Company participated as a non-operating working interest owner in the drilling of a natural gas well on a prospect in the Sacramento Basin, California.  The well was expected to yield high-nitrogen natural gas reserves and employ the Company’s licensed nitrogen rejection process to meet pipeline quality specifications.  The well was determined to be uneconomic and was abandoned.  The accompanying consolidated statement of operations for the year ended December 31, 2001 includes dry hole cost of $133,129 reflecting the abandonment of this project, plus late costs related to a prior project.

General and administrative expenses for the year ended December 31, 2001 increased $235,000 from the prior year due primarily to a $131,000 reserve for the balance receivable from ENA plus legal expenses incurred to settle a dispute with the predecessor owners of the Company’s Waxahachie system and avoid costly litigation.

General and administrative expenses for the year ended December 31, 2000 decreased $553,000 from the prior year.  The decrease was due primarily to the prior year legal expense incurred to defend against Stanley Rosenthal v. Shoreham Pipeline Company (the “Rosenthal Lawsuit”).  The Company was named as a defendant in the Rosenthal Lawsuit by reason of its former joint venture association with Shoreham Pipeline Company.  The financial statements of the Company for the year ended December 31, 1999 reflected a charge to earnings for $395,414 related to this matter.

Interest income for all years presented fluctuates directly with the average certificate of deposit balances, and the balance of the interest bearing notes receivable from Shoreham.

Interest expense for the year ended December 31, 2001 includes approximately $30,000 of interest expense related to the Fort Cobb term loan and $78,000 of additional interest expense related to the settlement of a dispute with the predecessor owners of the Company’s Waxahachie distribution system.  Interest expense for the year ended December 31, 2000 was lower than the same period of the prior year due to lower average borrowings outstanding.

Gain (loss) on sale of assets for the year ended December 31, 2000 includes gains on the sales of Catarina and Zwolle systems, and the Company’s partnership interest in Carmel Pipeline Company.

Other income (expense), net for the year ended December 31, 2000 includes primarily the reversal of legal expenses incurred in prior periods.

Liquidity and Capital Resources

Going forward, the Company’s strategy is to maximize the potential of currently owned properties, to construct new pipeline systems and treating facilities, and to acquire properties that meet its economic performance hurdles. Capital is expected to come from operations, from traditional bank financings or from strategic alliances with other companies.  The Company is evaluating several projects that it may be successful financing, and will use the resulting cash flows to service anticipated debt and to collateralize additional acquisition or expansion borrowings.

The Company has an operating line of credit with a bank that provides for maximum borrowings of $500,000 through June 20, 2003.  Interest is payable monthly at 5.3% per annum and principal is due on demand, or if no demand is made, at maturity.  The line is collateralized by a $500,000 certificate of deposit.  The Company had $265,800 of available borrowings under the agreement as of December 31, 2001.

Effective June 1, 2001, Fort Cobb entered into a revolving credit agreement with a bank for borrowings up to $250,000.  Principal outstanding under the revolver accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The balance under the revolver is due upon demand, or if no demand is made, at maturity at June 1, 2002, and is renewable annually.  Costs of securing this debt totaled $4,932 and are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb will use the proceeds from time to time for general working capital purposes. The agreement is collateralized with the assets of Fort Cobb, and the Company has guaranteed the loan.  The Company had $250,000 of available borrowings under the agreement as of December 31, 2001.

Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank.  Principal outstanding under the note accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The note requires monthly payments ranging from $7,500 to $13,008, with the balance under the note due June 1, 2008.  Costs of securing this debt totaled $14,795 and are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb used the proceeds to refinance its borrowings.

Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company (the “Borrowers”) borrowed $1.5 million from a bank.  Principal outstanding under the note accrues interest at a fixed rate of 7¼%.  The note requires monthly payments ranging from $9,063 to $54,819, with the balance under the note due January 31, 2005.  Costs of securing this debt are expected to total approximately $20,000 and will be charged to interest expense ratably over the maturity period of the note. The Borrowers will use the proceeds to finance the construction of gathering and sales pipelines servicing the Madisonville Plant, which is further described below.  The agreement is collateralized with the Company’s economic interest in the Madisonville Plant and system and the Waxahachie distribution system, and the Company has guaranteed the loan and pledged the common stock of the Borrowers. The first six monthly note payments represent interest only.  Had this financing been in place at December 31, 2001, the Company’s long-term debt-to-total capitalization ratio would have been 28%.

On June 18, 2001, the Company announced that Gateway Processing Company entered into a long-term agreement with a producer to purchase non-pipeline quality natural gas near Madisonville, Texas.  Concurrently,

Gateway Processing entered into an agreement with Hanover Compression Limited Partnership (“Hanover”), an affiliate of The Hanover Company, under which Hanover will treat the gas to remove impurities from the gas to enable the gas to meet pipeline sales quality specifications.

Of significance to Gateway, Hanover will employ the state-of-the-art, patented, absorption based technology developed by AET, for which Gateway has the exclusive U.S. license, to remove the nitrogen from the gas.

Hanover’s facilities (the “Madisonville Plant”), designed initially to treat 18,000 Mcf per day, and the ten-inch pipeline to be installed by Gateway Pipeline Company to transport the treated residue gas are expected to be on stream during the second quarter of 2002.  The Company expects its capital commitment in this project to be approximately $1.5 million.  As of December 31, 2001 no amounts had been paid or accrued for this project.

Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally generated funds and available cash, the certificates of deposit and bank borrowings as needed.  The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.  Any significant property acquisitions or development projects will require outside project financing.

Natural gas prices as represented by the NYMEX Henry Hub index averaged $4.26 and $3.88 for the years ended December 31, 2001 and 2000.  The natural gas industry is generally optimistic about long-term prospects based on expected demand, the cost of developing prospects and the sales price of natural gas.  The Company’s operating margin is not significantly affected by the price of natural gas since gas gathering is generally based on a fee arrangement.  However, long-term depression of prices can affect exploration and development and result in lower or delayed volumes available for transportation.

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

The Company must provide services to its customers, primarily producers, at a competitive price. Therefore, in order to be successful the Company must contain its costs in line with industry competitors. The Company’s access to reasonably priced long-term capital will have a significant effect on its ability to acquire additional properties to increase operating margin, enabling fixed overhead costs to be spread over a larger asset base. The Company believes its experienced personnel will allow the Company to access capital and find properties which can provide attractive returns. However, there can be no assurance that the Company will be successful in this endeavor.

The Company’s ability to generate long-term value for the common stockholder is dependent in part upon the successful acquisition of additional assets which compliment the Company’s core business at costs which provide for reasonable returns. There are many companies participating in the midstream segment of the natural gas industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow.

The Company believes that it will be able to compete in this environment and will be able to find attractive investments which compliment its existing properties; however, it is not possible to predict competition or the effect this will have on the Company’s operations.

The Company intends to pursue projects that employ its nitrogen rejection technology, and is actively evaluating several such projects.  These projects are located in geographic areas with well known concentrations of high nitrogen natural gas reserves.  The Company has a technological advantage in this niche, due to its exclusive U.S. license for the nitrogen rejection process.  Additionally, a substantial portion of the natural gas reserves in the lower 48 states contains nitrogen, either alone or in conjunction with other contaminants, in excess of the maximum percentage by volume acceptable to most pipeline companies.   Successful completion of these projects will depend upon the ability of the Company to market the technology to the producer community, and to obtain financing on terms satisfactory to the Company for construction of nitrogen rejection plants and/or acquisition of working interests in the high nitrogen properties.

The Company’s operations are also significantly affected by factors which are outside the control of the Company. Gas gathering and processing is dependent on throughput volume. Throughput on the Company’s systems is dependent on natural gas production which is significantly affected by natural gas prices as prices affect the willingness of producers to invest the required capital to obtain geological and geophysical information, to drill development or exploratory wells, and to rework or maximize production on existing wells. Natural gas prices are currently at levels which should provide adequate incentive to producers; however, there is no assurance that such prices will remain at current levels, and that producers will continue to react positively to the current prices.

The Company’s revenues, particularly in its retail operations, are also affected by weather. Much of the retail demand is for crop irrigation and drying.  Above normal precipitation in the growing season and hot, dry weather in the fall can significantly reduce demand for natural gas.

ITEM 7.  FINANCIAL STATEMENTS

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company dismissed Grant Thornton LLP as its independent accountants effective August 16, 2001 and appointed Deloitte & Touche LLP as successor as reported in the Gateway Energy Corporation Current Report on Form 8-K/A dated August 16, 2001, incorporated herein by reference.

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2002, under the captions ELECTION OF DIRECTORS, LIST OF CURRENT EXECUTIVE OFFICERS OF THE COMPANY, and COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

ITEM 10.   EXECUTIVE COMPENSATION

Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2002, under the caption EXECUTIVE COMPENSATION.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2002, under the captions SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and GOVERNANCE OF THE COMPANY.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held May 22, 2002, under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)          EXHIBITS

The following index sets forth the documents and schedules filed with this Form 10-KSB.

Exhibit		Description of Document
3(a)*		Restated Certificate of Incorporation dated May 26, 1999.
3(a)(1)		Amendment to Restated Certificate of Incorporation dated August 16, 2001.
3(b)*		Bylaws, as amended through May 26, 1999.
4(a)*		Form of the Common Stock Certificate.
4(b)		Credit Agreement with Southwest Bank of Texas, N.A. dated February 21, 2002.
10(a)(1)		1994 Incentive and Non-Qualified Stock Option Plan; incorporated by reference to Exhibit 10(a) to Form 10-KSB for the year ended February 28, 1997.
10(a)(2)*		1998 Stock Option Plan.
10(a)(3)*		1998 Outside Directors’ Stock Option Plan.
10(b)(3)		Employment Agreement dated July 1, 2001 with Michael T. Fadden; incorporated by reference to Exhibit 10(b)(3) to Form 10-QSB for the quarterly period ended September 30, 2001.
10(b)(4)		Employment Agreement dated July 1, 2001 with Scott D. Heflin; incorporated by reference to Exhibit 10(b)(4) to Form 10-QSB for the quarterly period ended September 30, 2001.
10(c)*		Executive Compensation Plan approved November 19, 1997.
10(d)*		Houston Office Lease dated January 20, 1998 with Trizec Allen Center Limited Partnership.
10(e)*		Agreement and Plan of Merger dated May 1, 1998 with Abtech Resources, Inc.
11		Statement Regarding Computation of Earnings Per Share.
16		Letter on Change in Certifying Accountant; incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K/A dated August 16, 2001.
18

Letter from Grant Thornton LLP regarding preferability of the Company’s change to successful efforts accounting for oil and gas operations; incorporated by reference to Exhibit 18 to Form 10-KSB for the year ended December 31, 2000.

21		Subsidiaries.
23(a)		Consent of Deloitte & Touche LLP.
23(b)		Consent of Grant Thornton LLP.

* Incorporated by reference to Form 10-KSB for the year ended February 28, 1999.

	(b)	REPORTS ON FORM 8-K
None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY ENERGY CORPORATION
(Registrant)

By:	/s/	M. T. Fadden
M. T. Fadden
Chairman, President & CEO

By:	/s/	S. D. Heflin
S. D. Heflin
CFO and Treasurer

Date: March 27, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael T. Fadden	Director	March 27, 2002
Michael T. Fadden

/s/ John B. Ewing	Director	March 27, 2002
John B. Ewing

/s/ Scott D. Heflin	Director	March 27, 2002
Scott D. Heflin

/s/ Earl P. Hoffman	Director	March 27, 2002
Earl P. Hoffman

/s/ Charles A. Holtgraves	Director	March 27, 2002
Charles A. Holtgraves

/s/ L. J. Horbach	Director	March 27, 2002
Larry J. Horbach

/s/ Gary A. McConnell	Director	March 27, 2002
Gary A. McConnell

/s/ Abe Yeddis	Director	March 27, 2002
Abe Yeddis

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Gateway Energy Corporation

We have audited the accompanying consolidated balance sheet of Gateway Energy Corporation and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Gateway Energy Corporation and Subsidiaries for the year ended December 31, 2000 were audited by other auditors, whose report dated March 2, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway Energy Corporation and Subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas

March 15, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Gateway Energy Corporation

We have audited the accompanying consolidated balance sheet of Gateway Energy Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway Energy Corporation and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Houston, Texas

March 2, 2001

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
Current Assets
Cash and cash equivalents	$141,337	$171,367
Certificates of deposit	671,164	691,387
Trade accounts receivable, net of reserve of $130,832 in 2001	925,593	1,827,882
Note receivable — current portion	110,860	8,891
Inventories, at average cost	56,347	59,792
Prepaid expenses and other assets	125,748	138,995
Total current assets	2,031,049	2,898,314

Property and Equipment, at cost
Gas gathering, processing and transportation	9,426,881	8,849,010
Office furniture and other equipment	670,904	664,933
	10,097,785	9,513,943
Less accumulated depreciation and amortization	3,967,465	3,307,331
	6,130,320	6,206,612
Other Assets
Note receivable, less current portion	—	110,860
Other	443,394	344,583
	443,394	455,443
	$8,604,763	$9,560,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$690,691	$1,629,798
Accrued expenses and other liabilities	126,724	103,320
Note payable	234,200	—
Current maturities of long-term debt	297,308	234,328
Total current liabilities	1,348,923	1,967,446

Long-term debt, less current maturities	1,080,015	615,357

Stockholders’ Equity
Preferred stock — $1.00 par value; 10,000 shares authorized; no shares issued and outstanding in 2001 and 2000	—	—
Common stock — $0.25 par value; 35,000,000 shares authorized; 15,354,880 and 15,312,128 shares issued and outstanding in 2001 and 2000	3,838,720	3,828,032
Additional paid-in capital	15,976,959	15,961,379
Accumulated deficit	(13,639,854)	(12,811,845)
	6,175,825	6,977,566
	$8,604,763	$9,560,369

The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2000
Operating revenues
Sales of natural gas	$10,350,058	$9,640,413

Transportation of natural gas and liquids

1,267,223

378,365

Treating and other	146,004	88,788
	11,763,285	10,107,566
Operating costs and expenses

Cost of natural gas purchased

8,386,002

8,070,402

Operation and maintenance

1,158,944

955,114

Depreciation and amortization

736,333

680,233

Dry hole cost

133,129

—

General and administrative

1,976,776

1,741,770

12,391,184

11,447,519

Operating loss

(627,899

)

(1,339,953

)

Other income (expense)

Interest income

45,349

59,144

Interest expense

(237,843

)

(141,712

)

Equity in earnings of partnership

—

78,691

Gain on disposal of assets

2,500

343,431

Other (expense) income, net	(10,116)	140,648
	(200,110)	480,202

Net loss	$(828,009)	$(859,751)

Basic and diluted loss per share	$(0.05)	$(0.06)

Weighted average number of common shares outstanding:

Basic

15,338,346

15,312,179

Diluted

15,445,293

15,313,181

The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital
	Common Stock			Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2000	15,312,208	$3,828,052	$15,961,404	$(11,952,094)	$7,837,362

Net loss	—	—	—	(859,751)	(859,751)

Retirement of common stock	(80)	(20)	(25)	—	(45)

Balance at December 31, 2000	15,312,128	3,828,032	15,961,379	(12,811,845)	6,977,566

Net loss	—	—	—	(828,009)	(828,009)

Director compensation under stock award plans	46,512	11,628	18,372	—	30,000

Retirement of common stock	(3,760)	(940)	(2,792)	—	(3,732)

Balance at December 31, 2001	15,354,880	$3,838,720	$15,976,959	$(13,639,854)	$6,175,825

The accompanying notes are an integral part of this statement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
Net loss	$(828,009)	$(859,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed earnings of partnerships	—	8,667
Depreciation and amortization	736,333	680,233
Gain on disposal of assets	(2,500)	(343,431)
Reserve for uncollectible receivables	130,832	—
Noncash expenses, net	27,673	183,555
Net change in cash and cash equivalents resulting from changes in:
Trade accounts receivable	771,457	(792,808)
Inventories	3,445	(476)
Prepaid expenses and other current assets	26,341	(2,395)
Accounts payable	(939,107)	721,444
Accrued expenses and other liabilities	23,404	(255,328)
Net cash used in operating activities	(50,131)	(660,290)

Cash flows from investing activities
Capital expenditures	(651,947)	(270,100)
Additional investment in AET license	(90,000)	(105,000)
Note receivable	8,891	—
Proceeds from sale of property and partnership interest	2,500	1,326,634
Decrease in certificates of deposit	20,223	282,153
Net cash (used) provided by investing activities	(710,333)	1,233,687

Cash flows from financing activities
Proceeds from borrowings	2,018,826	712,000
Payments on borrowings	(1,284,660)	(1,140,119)
Retirement of common stock	(3,732)	—
Net cash provided (used) by financing activities	730,434	(428,119)

Net change in cash and cash equivalents	(30,030)	145,278
Cash and cash equivalents at beginning of year	171,367	26,089
Cash and cash equivalents at end of year	$141,337	$171,367

Supplemental cash flow information Cash paid for interest	$213,193	$109,127

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

(2)  Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.  Certain reclassifications have been made to the prior period statements to be consistent with the current presentation.

Revenue Recognition Policy

The Company’s sales revenues are generated under back-to-back purchase and sales contracts.  Sales revenues are recognized at the redelivery point, which is the point at which title to the gas transfers.  The Company’s transportation revenues are generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported.  Transportation revenues are recognized at the redelivery point, which is the point at which another party takes physical custody of the gas.

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

The Company follows the successful efforts method of accounting.  At December 31, 2001 the Company had no oil and gas operations.  Under successful efforts accounting, costs (both tangible and intangible) of productive wells and development dry holes, as well as the cost of prospective acreage, are capitalized.  The costs of drilling and equipping exploratory wells which do not find proved reserves are expensed upon determination that the well does not justify commercial development.  Other exploratory costs, including geological and geophysical costs and delay rentals, are charged to expense as incurred.

Depletion and depreciation of proved properties are computed on an individual field basis using the unit-of-production method based upon proved oil and gas reserves attributable to the field.

Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying value.  The amount of impairment is measured by comparing the fair value of the asset to its carrying amount.

Other Assets

The Company’s primary other asset, its license for a patented process to remove nitrogen from streams of natural gas, is being amortized to expense over the average 17-year life of the underlying patents.  Investment in the license was $357,277 and $291,383 at December 31, 2001 and 2000, net of accumulated amortization of $63,774 and $39,668, respectively.

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

Earnings Per Share

Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  For the years ended December 31, 2001 and 2000, the diluted loss per common share is the same as basic since the effect of potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive.

The Company issued 46,512 shares of common stock to its directors in May 2001 as part of their annual compensation.

Recent Accounting Pronouncements

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

(3)  Acquisitions and Divestitures

During 2001 the Company paid $601,333, including accrued interest of $78,333, representing the remaining purchase cost of the Waxahachie natural gas distribution system acquired effective April 1994.  The purchase agreement provided a formula to determine what, if any, remaining amount would be due to the seller based on achievement of certain asset performance goals.  The system achieved the specified goals during the second quarter of 2001, and the accompanying financial statements reflect that additional investment in gas distribution assets.

The Company entered into contracts, both of which were effective January 1, 2000, for the sale of its Catarina and Zwolle systems, two non-core properties, for an aggregate $1.1 million to two unrelated buyers and recognized a gain on the combined sale of $159,000.  One property was an undivided joint venture interest in a Louisiana pipeline system partnership.  The other property was a pipeline system in south Texas.  The Company received $200,000 of the cash for this sale in December 1999 and the balance of the proceeds during 2000.

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

Effective October 31, 2000, the Company significantly expanded the scope of its license to use technology developed by Advanced Extraction Technologies, Inc. (“AET”) for a payment of $105,000.  Additionally, the Company made an optional payment of an additional $90,000 on September 30, 2001 to further enhance the license.  The expanded license agreement gives the Company the exclusive right in the United States to utilize AET’s patented absorption based nitrogen rejection technology through at least December 31, 2004.  The Company’s exclusive rights under the agreement will continue after December 31, 2004 for as long as the Company meets certain installed nitrogen rejection unit capacity targets. The Company is required to pay a license fee per unit of volumes processed through each unit so long as there are any unexpired patents covering the technology.  Earl P. Hoffman, a director of the Company, is AET’s CEO & President and a major stockholder in AET.

(4)  Dry Hole Cost

During the first quarter of the year, Gateway Processing Company participated as a non-operating working interest owner in the drilling of a natural gas well on a prospect in the Sacramento Basin, California.  The well was expected to yield high-nitrogen natural gas reserves and employ the Company’s licensed nitrogen rejection process to meet pipeline quality specifications.  The well was determined to be uneconomic and was abandoned.  The accompanying consolidated statement of operations for the year ended December 31, 2001 includes an impairment charge against earnings of $133,129 reflecting the abandonment of this project, plus late costs related to a prior project.

(5)  Debt

Note Payable

The Company’s current operating line of credit agreement provides for maximum available borrowings of $500,000 through June 2003.  Interest is payable monthly at 5.3% per annum and principal is due on demand, or if no demand is made, at maturity.  The line is collateralized by a $500,000 certificate of deposit.  The Company had $265,800 of available borrowings under the agreement as of December 31, 2001.

Effective June 1, 2001, Fort Cobb entered into a revolving credit agreement with a bank for borrowings up to $250,000.  Principal outstanding under the agreement accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The balance under the agreement is due upon demand, or if no demand is made, at maturity at June 1, 2002, and is renewable annually.  Costs of obtaining this debt totaled $4,932 and are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb will use the proceeds for general working capital purposes.  The agreement is collateralized with the assets of Fort Cobb, and the Company has guaranteed the loan.  There was no balance outstanding under the agreement as of December 31, 2001.

Long-term Debt

Long-term debt consists of the following:

	December 31,
	2001	2000
Subordinated notes	$643,029	$849,685
Term note	734,294	—
	1,377,323	849,685
Less current maturities	297,308	234,328
	$1,080,015	$615,357

Subordinated Notes

In connection with the Recapitalization that was effective March 1, 1997, the Company issued subordinated promissory notes with a face amount of $1,171,700.  The stated interest rate is 10% payable quarterly with equal annual principal payments beginning on March 1, 2000 and continuing through March 1, 2004.  The Company calculated the fair market value of the notes to be $978,000 at March 1, 1997 and recorded the difference between fair value and the face amount as discount on subordinated notes.  The discount is being amortized to interest expense using the interest method over the term of the subordinated notes.  Such charge to interest expense was $27,670 for the years ended December 31, 2001 and 2000.  As a result, the effective interest rate of the subordinated notes is 15%.

Term Note

Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank.  Principal outstanding under the note accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The interest rate at December 31, 2001 was 8%.  The note requires monthly payments ranging from $7,500 to $13,008, with the balance under the note due June 1, 2008.  Costs of obtaining this debt totaled $14,795 and are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb used the proceeds to refinance its borrowings from the Company, and the Company will use the proceeds for general corporate purposes.

Aggregate Future Maturities

Aggregate future maturities of long-term debt, before amortization of discount, are as follows:

2002	$282,061
2003	335,697
2004	344,109
2005	118,895
2006	128,763
Thereafter	213,457

(6)  Note Receivable

The Company’s note receivable is from the Company’s former joint venture partner, bears interest at an annual rate of 7% and matures on December 1, 2002.  The note is collateralized with two pipeline systems, the combined value of which the Company believes is adequate to ensure collection.

(7)  Income Taxes

The Company recorded no provision for income taxes during the years ended December 31, 2001 and 2000, due to its net losses for those periods.  The differences between income taxes computed using the average statutory federal income tax rate of 34% and the zero provision recorded for each of the periods presented follow:

	December 31,
	2001	2000
Taxes at statutory rate	$(281,523)	$(292,000)
Increase in valuation allowance	279,580	261,000
Goodwill amortization and other nondeductible expenses	12,907	13,000
Other	(10,964)	18,000
	$—	$—

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities follow:

	December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$1,931,612	$1,856,000
Property and equipment	681,367	557,000
Other	24,746	44,000
	2,637,725	2,457,000
Valuation allowance	(2,637,725)	(2,457,000)
	$—	$—

The increase in the valuation allowance for each period presented was primarily due to the increase in, net of any expiration of, net operating loss carryforwards.

At December 31, 2001, the Company had approximately $5,681,212 of federal net operating loss carryforwards which may be applied against future taxable income and which expire from 2002 through 2021.

(8)  Stock-Based Benefit Plans

The Company has stock option plans and several agreements under which key employees have been granted incentive and nonqualified stock options or warrants to purchase the Company’s common stock.  Generally, the options are exercisable within three years of the date of grant and expire ten years after the date of grant.  All options or warrants issued have exercise prices of not less than 100% of the fair market value on date of grant.

In November 1999 a total of 225,750 options, with a weighted average exercise price of $0.80, were repriced to $0.40 and, accordingly, are valued each quarter under variable award accounting rules.  The following table summarizes stock option and warrant information for the years ended December 31, 2001 and 2000:

	December 31, 2001		December 31, 2000
	Options/ warrants	Weighted average exercise price	Options/ warrants	Weighted average exercise price
Outstanding at beginning of period	525,750	$0.39	420,750	$0.42
Granted	105,000	0.50	105,000	0.25
Outstanding at end of period	630,750	0.40	525,750	0.39
Options exercisable at end of period	435,750	0.41	355,750	0.43
Options available for grant at end of period	280,000		385,000

The following table summarizes information about options and warrants outstanding at December 31, 2001:

	Options/warrants outstanding

Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price

				Options/warrants exercisable

				Number exercisable	Weighted average exercise price

$0.25 to 0.34	165,000	7.76	$0.28	75,000	$0.30
0.40 to 0.53	465,750	6.51	0.45	360,750	0.43
$0.25 to 0.53	630,750	6.84	0.40	435,750	0.41

The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model.  The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.  The fair value of the Company’s stock-based awards (including the repricing discussed above) was estimated assuming no expected dividends and the following weighted average assumptions for the years ended December 31, 2001 and 2000:

	December 31,
	2001	2000
Expected life in years	5.9	5.3
Expected stock price volatility	104%	108%
Risk-free interest rate	4.56%	6.80%
Average fair value per option	$0.23	$0.23

For pro forma purposes, the estimated value of the Company’s stock-based awards to employees is amortized over the options’ vesting period.  The Company’s pro forma information for the years ended December 31, 2001 and 2000 follows:

	December 31,
	2001	2000
Net loss — as reported	$(828,009)	$(859,751)
Net loss — pro forma	(850,109)	(886,189)
Basic and diluted net loss per share — as reported	(0.05)	(0.06)
Basic and diluted net loss per share — pro forma	(0.05)	(0.06)

(9)  Employee Benefit Plan

The Company manages its staffing under employee leasing agreements with Administaff, Inc. (“Administaff”).  Employees of the Company are eligible to participate in the Administaff 401(k) plan, under which the Company matches 50% of employee contributions to the plan up to a maximum 3% of each employee’s base salary.  The Company believes it is in substantial compliance with ERISA and other laws which would govern the plan.  Prior to its association with Administaff, the Company had a predecessor 401(k) plan, and the Company has requested a ruling from the IRS on the former plan qualification status in order to allow employees to rollover investment balances into the Administaff plan.

The Company’s contributions to the 401(k) plan were $27,764 and $28,469 for the years ended December 31, 2001 and 2000.

(10)  Leases

The Company leases office space in Houston, Texas under a lease agreement expiring in March 2003.  The lease is secured by a Letter of Credit issued by the Company in favor of the lessor in the amount of $23,595.  The Letter of Credit is collateralized by a certificate of deposit in the same amount.

The Company also has various month-to-month equipment operating leases.  Rent expense from all leases totaled approximately $128,287 and $123,033 for the years ended December 31, 2001 and 2000.

The following is a schedule by year of future minimum annual rental payments under noncancelable operating leases at December 31, 2001:

Year
2002	$129,352
2003	32,942
Later years	—
$162,294

(11)  Commitments and Contingencies

On June 18, 2001, the Company announced that Gateway Processing Company entered into a long-term agreement with a producer to purchase non-pipeline quality natural gas near Madisonville, Texas.  Concurrently, Gateway Processing entered into an agreement with Hanover Compression Limited Partnership (“Hanover”), an affiliate of The Hanover Company, under which Hanover will treat the gas to remove impurities from the gas to enable the gas to meet pipeline sales quality specifications.

Of significance to Gateway, Hanover will employ the state-of-the-art, patented, absorption based technology developed by AET, for which Gateway has the exclusive U.S. license, to remove the nitrogen from the gas.

Hanover’s facilities (the “Madisonville Plant”), designed initially to treat 18,000 Mcf per day, and the ten-inch pipeline to be installed by Gateway Pipeline Company to transport the treated residue gas are expected to be on stream during the second quarter of 2002.  The Company expects its capital commitment in this project to be approximately $1.5 million.  As of December 31, 2001 no amounts had been paid or accrued for this project.  See Note (15) for a description of the Company’s financing related to this project.

The Company and its subsidiaries are parties to litigation and claims arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims, will not be material to the consolidated financial statements.

(12)  Financial Instruments

The following table reflects the financial instruments for which the fair value is different from the carrying amount of such financial instrument in the accompanying balance sheets as of December 31, 2001 and 2000.  The carrying amount of cash and cash equivalents, certificates of deposit, trade receivables, trade payables and short-term borrowings approximate fair value because of the short maturity of those instruments.  The carrying amount of the term note approximates fair value because of its variable interest rate.  The fair value of the Company’s financial instruments is based upon current borrowing rates available for financings with similar terms and maturities, and is not representative of the amount that could be settled, nor does the fair value amount consider the tax consequences, if any, of settlement.

	December 31, 2001		December 31, 2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Note receivable	$110,860	$108,647	$119,751	$105,985
Subordinated notes	(643,029)	(648,186)	(849,685)	(863,667)

(13)  Segments, Major Customers and Concentrations

All of the Company’s operations are in the domestic U.S. and the Gulf of Mexico in Texas and federal waters.  The Company’s management reviews and evaluates the operations separately of three main segments—Onshore Operations, Offshore Operations and Fort Cobb Operations.  Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance.  Onshore Operations include natural gas gathering, transportation and distribution activities in Texas, Oklahoma and Louisiana.  Offshore Operations include natural gas gathering and transportation activities in the Gulf of Mexico in Texas and federal waters.  The principal markets for both of these segments are affiliates of large intrastate and interstate pipeline companies.  Fort Cobb Operations are comprised of a local natural gas distribution company in Oklahoma.  This segment supplies natural gas to approximately 2,350 customers, principally for irrigation and crop drying fuel for farming cooperatives, and residential fuel.

The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements.  The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses.  Such amounts are before general and administrative expense, depreciation, interest income or expense or income taxes.  Inter-segment sales of $1,502,000 and $1,741,000 were eliminated during consolidation for the years ended December 31, 2001 and 2000.

Summarized financial information of the Company’s reportable segments,and a reconciliation of operating margin to consolidated net loss, is presented below:

	Year Ended December 31,
	2001	2000
Onshore Operations
Revenues	$7,965,776	$7,341,866
Operating margin	996,726	855,748
Depreciation and amortization	398,584	377,645
Total assets	4,331,501	4,855,561

Offshore Operations
Revenues	1,107,586	228,291
Operating margin	610,919	(100,277)
Depreciation and amortization	139,928	135,943
Total assets	1,791,730	1,765,210

Fort Cobb Operations
Revenues	2,689,923	2,537,409
Operating margin	610,694	326,579
Depreciation and amortization	197,821	166,645
Total assets	2,481,532	2,939,598

Total
Revenues	11,763,285	10,107,566
Operating margin	2,218,339	1,082,050
Depreciation and amortization	736,333	680,233
Total assets	8,604,763	9,560,369

Reconciliation to net loss
Operating margin	$2,218,339	$1,082,050
Depreciation and amortization	736,333	680,233
Dry hole cost	133,129	—
General & administrative	1,976,776	1,741,770
Other income (expense) — net	(200,110)	480,202
Net loss	$(828,009)	$(859,751)

The following table sets forth the Company’s major customers and their percent of total revenues.  All of the listed entities are customers of the onshore segment.

	December 31,
	2001	2000
Dart Container Corporation	20%	20%
Owens Corning Fiberglas Corporation	19%	21%
Enron North America Corporation	10%	8%

The Company’s natural gas pipeline operations have a concentration of customers in the natural gas transmission, distribution and petrochemical industries. These concentrations of customers may impact the Company’s overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by the changes in economic or other conditions. The Company’s accounts receivable are generally not collateralized.

As noted above, approximately 10% of the Company’s gross sales for the year ended December 31, 2001 were to Enron North America (“ENA”), one of the Enron companies that filed for protection from creditors under Chapter 11 of the U.S. bankruptcy code on December 2, 2001.  At December 31, 2001, the Company believes that it has a gas imbalance related to two sales of natural gas made to ENA totaling $131,000 and is seeking the return of that gas.  While the ultimate loss or recovery of the amount may not be known for several years, the accompanying financial statements reflect recognition of the contingent loss of that amount.  The Company replaced ENA as a customer with no lapse in operations.  Accordingly, the Company believes that a loss of a major supplier or customer could be readily replaced and would not have a material adverse effect on its financial statements.

The Company has three certificates of deposit with two financial institutions at December 31, 2001 totaling $671,164.  The balances are insured by the Federal Deposit Insurance Corporation up to $105,000.  These time deposits collateralize the Company’s operating line of credit and certain other obligations.  The Company believes it is not exposed to any significant credit risk.

(14)  Non-Employee Common Stock Options and Warrants

The Company has a stock option plan and several agreements under which non-employee directors and others have been granted nonqualified stock options or warrants to purchase the Company’s common stock.  Generally, the options are exercisable immediately and expire ten years after the date of grant, or 12 months after cessation of service on the Company’s Board if sooner, in the case of director options.  All options or warrants issued have exercise prices of not less than 100% of the fair market value on date of grant.

The following is a summary of the status of the Company’s non-employee options and warrants for the years ended December 31, 2001 and 2000:

	December 31, 2001		December 31, 2000
	Options/ warrants	Weighted average exercise price	Options/ warrants	Weighted average exercise price
Outstanding and exercisable at beginning of period	301,975	$1.40	319,163	$1.41
Cancelled/Expired	—	—	(17,188)	1.46
Outstanding and exercisable at end of period	301,975	1.40	301,975	1.40

The following table summarizes information about options and warrants outstanding at December 31, 2001:

	Options/warrants outstanding and exercisable
Range of exercise prices	Number outstanding and exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.53 to 0.63	90,000	3.58	$0.56
1.25	150,000	2.89	1.25
3.00	61,975	0.17	3.00
$0.53 to 3.00	301,975	2.54	1.40

(15)  Subsequent Event

Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company (the “Borrowers”) entered into a term credit agreement with a bank.   Under the agreement, the Borrowers may borrow through July 31, 2002 up to $1.5 million in one or more advances.  Principal outstanding under the note accrues interest at a fixed rate of 7¼% and the note matures January 31, 2005.  The first six monthly note payments represent interest only, and thereafter the note requires monthly payments of principal and interest ranging from $9,063 to $54,819 if the maximum available under the agreement is borrowed.  If less than the maximum amount is borrowed, the monthly payments are proportionately reduced.  Costs of securing this debt are expected to total approximately $20,000 and will be charged to interest expense ratably over the maturity period of the note. The Borrowers will use the proceeds to finance the construction of gathering and sales pipelines servicing the Madisonville Plant.  The agreement is collateralized with the Company’s economic interest in the Madisonville plant and system and the Waxahachie distribution system, and the Company has guaranteed the loan and pledged the common stock of the Borrowers.

Future maturities of the loan, assuming maximum borrowings under the agreement, are as follows:

2002	$231,561
2003	585,048
2004	628,902
2005	54,489