Form 10QSB
period 2002-03-31
GATEWAY ENERGY CORP/NE
filed 2002-05-15
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(713) 336-0844

Issuer’s telephone number

                Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

                As of May 7, 2002, the Issuer had 15,354,880 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes  ☐   No ☒

FORM 10-QSB

Part  I

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

March 31, 2002

(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$391,491
Certificates of deposit	671,164
Trade accounts receivable, net of reserve of $130,832	917,920
Note receivable	83,869
Inventories, at average cost	57,018
Prepaid expenses and other assets	227,804
Total current assets	2,349,266

Property and Equipment, at cost
Gas gathering, processing and transportation	9,654,548
Office furniture and other equipment	670,904
10,325,452
Less accumulated depreciation and amortization	4,138,091
6,187,361
Other Assets
Investment in AET license, net of accumulated amortization of $70,951	350,100
Other	51,602
401,702
$8,938,329
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$746,156
Accrued expenses and other liabilities	83,697
Notes payable	517,514
Current maturities of long-term debt	391,379
Total current liabilities	1,738,746

Long-term Debt, less current maturities	1,250,631

Stockholders’ Equity
Preferred stock — $1.00 par value; 10,000 shares authorized; no shares issued and outstanding	—
Common stock — $0.25 par value; 35,000,000 shares authorized; 15,354,880 shares issued and outstanding	3,838,720
Additional paid-in capital	15,979,217
Accumulated deficit	(13,868,985)
5,948,952
$8,938,329

The accompanying notes are an integral part of this statement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Operating revenues
Sales of natural gas	$1,464,567	$4,006,105

Transportation of natural gas and liquids

200,236

168,109

Treating and other	63,678	67,144
	1,728,481	4,241,358
Operating costs and expenses

Cost of natural gas purchased

1,026,542

3,452,899

Operation and maintenance

251,508

281,494

Depreciation and amortization

181,222

172,521

Dry hole cost

—

89,940

General and administrative

488,426

488,366

	1,947,698	4,485,220

Operating loss

(219,217

)

(243,862

)

Other income (expense)

Interest income

15,571

12,589

Interest expense

(47,924

)

(32,309

)

Interest capitalized

3,079

—

Other income (expense), net

19,360

23,506

	(9,914)	3,786

Net loss	$(229,131)	$(240,076)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding:
Basic	15,354,880	15,312,128
Diluted	15,389,755	15,408,790

The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2002	2001
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net loss	$(229,131)	$(240,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	181,222	172,521
Gain on sale of properties	(919)	(2,500)
Other noncash expenses, net	4,318	45,942
Change in assets and liabilities:
Trade accounts receivable	7,673	441,219
Inventories	(671)	968
Prepaid expenses and other current assets	(102,056)	(67,181)
Accounts payable	55,465	(633,714)
Accrued expenses and other liabilities	(43,027)	42,033
Net cash used in operating activities	(127,126)	(240,788)

Cash flows from investing activities
Capital expenditures	(191,795)	(47,701)
Proceeds from sale of properties	1,000	2,500
Note receivable	26,991	—
Decrease in certificate of deposit	—	20,223
Net cash used in investing activities	(163,804)	(24,978)

Cash flows from financing activities
Proceeds from borrowings	828,000	455,100
Payments on borrowings	(286,916)	(234,328)
Net cash provided by financing activities	541,084	220,772

Net increase (decrease) in cash and cash equivalents	250,154	(44,994)
Cash and cash equivalents at beginning of period	141,337	171,367

Cash and cash equivalents at end of period	$391,491	$126,373

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest (net of capitalized interest in 2002)	$40,187	$27,305

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

The accompanying consolidated financial statements have been prepared by the Company, without audit.  In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

The Company owns and operates natural gas gathering, transportation and distribution systems and related facilities in Texas, Oklahoma and Louisiana, and offshore in Texas state and federal waters of the Gulf of Mexico.

(2)           Earnings Per Share

                Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  For the three months ended March 31, 2002 and 2001, the diluted loss per common share is the same as basic since the effect of potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive.

(3)           Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which eliminates amortization of goodwill and requires that goodwill and other intangible assets be presented at “fair value” and be periodically assessed for impairment.  The Company adopted this statement effective January 1, 2002.  The impact of adopting this statement on the consolidated financial position or results of operations was not material.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which sets new standards for periodically assessing long-lived assets to determine if the carrying costs are recoverable from estimated future cash flows.  The Company adopted this statement effective January 1, 2002.  The impact of adopting this statement on the consolidated financial position or results of operations was not material.

(4)           Dry Hole Cost

During the three months ended March 31, 2001, Gateway Processing Company participated as a non-operating working interest owner in the drilling of a natural gas well on a prospect in the Sacramento Basin, California.  The well was expected to yield high-nitrogen natural gas reserves and employ the Company’s licensed nitrogen rejection process to meet pipeline specifications.  The well was determined to be uneconomic and was abandoned.  The accompanying consolidated statement of operations for the three months ended March 31, 2001 includes an impairment charge against earnings of $89,940 reflecting the abandonment of this project.

(5)                                 Debt

Notes Payable

The Company’s operating line of credit agreement provides for maximum available borrowings of $500,000 through June 2003.  Interest is payable monthly at 5.3% per annum and principal is due on demand, or if no demand is made, at maturity.  The line is collateralized by a $500,000 certificate of deposit.  The Company had $7,486 of available borrowings under the agreement as of March 31, 2002.

The Company’s revolving credit agreement with a bank provides for maximum available borrowings of $250,000 through June 1, 2002.  Principal outstanding under the agreement accrues interest at a variable rate, based on the bank’s prime rate index plus 1¼%, with a minimum rate of 8%.  The balance under the agreement is due upon demand, or if no demand is made, at maturity and is renewable annually.  Costs of obtaining this debt totaled $4,932 and are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb will use the proceeds from time to time for general working capital purposes.  The agreement, along with the Fort Cobb term note, is collateralized with the assets of Fort Cobb and guaranteed by the Company.  The Company had $225,000 of available borrowings under the agreement as of March 31, 2002.

Long-term Debt

                Long-term debt at March 31, 2002 consists of the following:

Subordinated notes	$415,619
Term note — Fort Cobb	726,391
Term note — Madisonville	500,000
1,642,010
Less current maturities	391,379
$1,250,631

Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company (the “Borrowers”) entered into a term credit agreement with a bank.   Under the agreement, the Borrowers may borrow through July 31, 2002 up to $1.5 million in one or more advances.  Principal outstanding under the note accrues interest at a fixed rate of 7¼% and the note matures January 31, 2005.  The first six monthly note payments represent interest only, and thereafter the note requires monthly payments of principal and interest ranging from $9,063 to $54,819 if the maximum available under the agreement is borrowed.  If less than the maximum amount is borrowed, the monthly payments are proportionately reduced.  Costs of securing this debt are expected to total approximately $26,000 and are being charged to interest expense ratably over the maturity period of the note. The Borrowers will use the proceeds to finance the construction of gathering and sales pipelines servicing the Madisonville Plant.  The agreement is collateralized with the Company’s economic interest in the Madisonville plant and system and the Waxahachie distribution system, and the Company has guaranteed the loan and pledged the common stock of the Borrowers.  The Company had $1.0 million of available borrowings under the agreement as of March 31, 2002.  The project is expected to be on stream mid-year 2002.

Letters of Credit

As of March 31, 2002, the Company had outstanding letters of credit totaling $525,000.

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

                Hanover’s facilities (the “Madisonville Plant”), designed initially to treat 18,000 Mcf per day, and the ten-inch pipeline to be installed by Gateway Pipeline Company to transport the treated residue gas are expected to be on stream during the middle of 2002.  The Company expects its capital commitment in this project to be approximately $2.0 million, approximately $500,000 more than it has currently available under the term loan for the project.  The estimated total costs are greater due mainly to an increase in the diameter of the sales pipeline and an increase in the length of the sales pipeline.  The additional capital required is expected to come from a combination of internally generated funds and additional bank borrowings.  As of May 7, 2002 the Company had spent approximately $500,000 for the purchase of rights of way and engineering and design services.  See Note (5) for a description of the Company’s financing related to this project.

The Company and its subsidiaries are parties to litigation and claims arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims, will not be material to the consolidated financial statements.

(7)                                 Segment Disclosures

	Three Months Ended March 31,
	2002	2001
Onshore Operations
Revenues	$1,000,164	$3,213,426
Operating margin	136,113	345,853
Depreciation and amortization	96,241	88,024
Total assets	4,803,228	4,372,460

Offshore Operations
Revenues	202,033	172,578
Operating margin	136,446	47,827
Depreciation and amortization	35,413	35,115
Total assets	1,728,250	1,864,882

Fort Cobb Operations
Revenues	526,284	855,354
Operating margin	177,872	113,285
Depreciation and amortization	49,568	49,382
Total assets	2,406,851	2,748,591

Total
Revenues	1,728,481	4,241,358
Operating margin	450,431	506,965
Depreciation and amortization	181,222	172,521
Total assets	8,938,329	8,985,933

Reconciliation to net loss
Operating margin	$450,431	$506,965
Depreciation and amortization	181,222	172,521
Dry hole cost	—	89,940
General & administrative	488,426	488,366
Other income (loss)	(9,914)	3,786
Net loss	$(229,131)	$(240,076)

Item  2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                The following management’s discussion and analysis contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Actual results could differ materially from those projected in the forward-looking statements throughout this document as a result of the risk factors set forth below in the section entitled Factors Affecting Future Results and elsewhere in this document.

Critical Accounting Policies

The Company’s consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation.  The following is a discussion of the Company’s most significant accounting policies pertaining to property and equipment, license agreement, related depreciation and amortization and revenue recognition as well as the use of estimates.  Additional information about the Company’s significant accounting policies can be found in Note 2 to the consolidated financial statements for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

License Agreement

The Company has a license agreement for a patented process to remove nitrogen from streams of natural gas.  The license agreement is being amortized over the average 17-year life of the underlying patents.

Revenue Recognition

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Key estimates used by management in this report include:

Allowance for doubtful accounts.  The Company estimates its allowance for doubtful accounts based on analysis of historical collection activity.  Factors that may affect this estimate include changes in the financial position of a major customer or significant changes in the prices of oil or natural gas.

Depreciation and amortization.  The Company depreciates its property and equipment as well as the license agreement over their remaining estimated useful lives.  The Company’s estimates of these remaining useful lives may be affected by such factors as changing market conditions, technological advances in the industry or changes in regulations governing the industry.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which eliminates amortization of goodwill and requires that goodwill and other intangible assets be presented at “fair value” and be periodically assessed for impairment.  The Company adopted this statement effective January 1, 2002.  The impact of adopting this statement on the consolidated financial position or results of operations was not material.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which sets new standards for periodically assessing long-lived assets to determine if the carrying costs are recoverable from estimated future cash flows.  The Company adopted this statement effective January 1, 2002.  The impact of adopting this statement on the consolidated financial position or results of operations was not material.

Results of Operations

General

The Henry Hub closing index price for natural gas during the three months ended March 31, 2002 averaged $2.34 per MMBtu, approximately one-third the average for the same period of the prior year.  In the accompanying financial statements, the Company’s revenues from sales of natural gas, along with the cost of purchased gas, declined proportionately from prior year levels.  Because the Company buys and sells gas under “back-to-back” purchase and sale contracts designed to minimize commodity price risk, the Company’s net operating margin is relatively insensitive to fluctuations in the market price of gas.  Accordingly, the Company evaluates each of its activities based on the operating margin it produces.  The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses.  Management reviews and evaluates the operations of three main segments—Onshore operations, Offshore operations and Fort Cobb operations.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Total Operations

	Three Months Ended March 31,
	2002	2001
Revenues	$1,728,481	$4,241,358
Operating margin	450,431	506,965
Depreciation	181,222	172,521

Operating margins for the three months ended March 31, 2002 decreased $56,000 compared to the same period of the prior year.  A decline in Onshore operating margins of $210,000 was partially offset by increases in Offshore and Fort Cobb operating margins of $89,000 and $65,000.  These segments are discussed individually below in greater detail.

Onshore Operations

	Three Months Ended March 31,
	2002	2001
Revenues	$1,000,164	$3,213,426
Operating margin	136,113	345,853
Depreciation	96,241	88,024

Operating margins for onshore operations decreased in the first quarter by $210,000 from the same period of the prior year.  The decrease was mainly due to changes in gas transportation terms imposed by a major natural gas pipeline.  The Company is addressing the changes by constructing new facilities to allow access to another pipeline and additional supply sources.  In addition, several of the Company’s pipeline segments experienced lower throughput volumes as producers reacted to falling gas market prices.

Offshore Operations

	Three Months Ended March 31,
	2002	2001
Revenues	$202,033	$172,578
Operating margin	136,446	47,827
Depreciation	35,413	35,115

Operating margins for offshore operations increased in the first quarter by $89,000 over the same period of the prior year, and are directly related to greater throughput volumes.  The Company anticipates an increase in monthly gathering and transporting volumes before the end of 2002.

Fort Cobb Operations

	Three Months Ended March 31,
	2002	2001
Revenues	$526,284	$855,354
Operating margin	177,872	113,285
Depreciation	49,568	49,382

Operating margins for Fort Cobb operations increased in the first quarter by $65,000 over the same period of the prior year without a significant change in sales volumes.  The prior quarter cost of purchased gas included line leaks valued at an average purchase cost of approximately $9.00 per MMBtu.

Operations Support

	Three Months Ended March 31,
	2002	2001
General and administrative	$488,426	$488,366
Interest income	15,571	12,589
Interest expense	(47,924)	(32,309)
Interest capitalized	3,079	—
Other income (expense), net	19,360	23,506

                General and administrative expenses for the quarter are flat compared to the same period of last year.

                Interest income varies directly with the balance on deposit in the Company’s certificates of deposit and short-term money market accounts.

Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company’s bank operating lines of credit.  Interest expense of $3,079 incurred on the debt to finance the Madisonville project during the construction period was capitalized.

Liquidity and Capital Resources

                Net cash used by operating activities totaled $127,000 for the three months ended March 31, 2002, compared to $241,000 used by operating activities for the same period last year.  The change between the periods was mainly due to changes in current asset and liability accounts totaling $134,000, partially offset by the decrease in operating margins between the two periods which is discussed by segment in the preceding section.

                The Company has cash and cash equivalents and certificates of deposit totaling $1,062,655 at March 31, 2002.  The Company’s operating line of credit agreement with a bank provides for maximum borrowings of $500,000, through June 2003, and is collateralized with a certificate of deposit for the same amount.  The Company’s revolving credit agreement provides for maximum borrowings of $250,000 through June 1, 2002.  The Company had available borrowings of $7,486 and $225,000 as of March 31, 2002 under the two agreements.  Additionally, the Company’s Madisonville term note provides for maximum borrowings of $1.5 million, and the Company had $1.0 million available under that agreement as of March 31, 2002.

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

May 15, 2002
(Date)