Form 10QSB
period 2002-06-30
GATEWAY ENERGY CORP/NE
filed 2002-08-14
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                  to

Commission File No.  1-4766

GATEWAY ENERGY CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	44-0651207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 Dallas Street, Suite 2615 Houston, TX 77002
(Address of principal executive offices)

(713) 336-0844
(Issuer’s telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 2002, the Issuer had 15,426,318 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

FORM 10-QSB

Part  I

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 30, 2002

(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$341,762
Certificates of deposit	653,595
Trade accounts receivable, net of reserve of $130,832	892,979
Note receivable	56,395
Inventories, at average cost	56,788
Prepaid expenses and other assets	279,797
Total current assets	2,281,316

Property and Equipment, at cost
Gas gathering, processing and transportation	10,055,874
Office furniture and other equipment	799,414
10,855,288
Less accumulated depreciation and amortization	4,282,685
6,572,603
Other Assets
Investment in AET license, net of accumulated amortization of $78,128	342,923
Other	64,602
407,525
$9,261,444
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$830,563
Accrued expenses and other liabilities	84,865
Notes payable	623,514
Current maturities of long-term debt	563,296
Total current liabilities	2,102,238

Long-term Debt, less current maturities	1,577,569

Stockholders’ Equity
Preferred stock – $1.00 par value; 10,000 shares authorized; no shares issued and outstanding	—
Common stock – $0.25 par value; 35,000,000 shares authorized; 15,426,318 shares issued and outstanding	3,856,577
Additional paid-in capital	15,989,102
Accumulated deficit	(14,264,042)
5,581,637
$9,261,444

The accompanying notes are an integral part of this statement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Operating revenues
Natural gas sales	$1,593,686	$2,311,441	$3,058,253	$6,317,545

Transportation of natural gas and liquids

233,320

290,757

433,556

458,866

Treating and other	44,469	194,954	108,147	262,098
	1,871,475	2,797,152	3,599,956	7,038,509
Operating costs and expenses

Cost of natural gas purchased

1,365,910

2,038,850

2,392,452

5,491,750

Operation and maintenance

241,736

345,217

493,244

626,710

Depreciation and amortization

151,770

172,242

332,992

344,762

Dry hole cost

—

—

—

89,940

General and administrative	493,413	505,484	981,839	993,849
	2,252,829	3,061,793	4,200,527	7,547,011

Operating loss

(381,354

)

(264,641

)

(600,571

)

(508,502

)

Other income (expense)

Interest income

11,442

11,382

27,013

23,971

Interest expense

(54,701

)

(73,206

)

(102,625

)

(105,516

)

Interest capitalized	11,322	—	14,401	—
Other income (expense), net	18,234	7,916	37,594	31,422
	(13,703)	(53,908)	(23,617)	(50,123)

Net loss	$(395,057)	$(318,549)	$(624,188)	$(558,625)

Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.04)	$(0.04)

Weighted average number of common shares outstanding:
Basic and diluted	15,373,719	15,324,395	15,364,351	15,318,295

The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2002	2001
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net loss	$(624,188)	$(558,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	332,992	344,762
Gain on sale of properties	(919)	(2,500)
Other non-cash expenses, net	13,834	69,524
Change in assets and liabilities:
Trade accounts receivable	32,614	655,680
Inventories	(441)	959
Prepaid expenses and other current assets	(124,049)	(19,261)
Accounts payable	139,872	(1,047,845)
Accrued expenses and other liabilities	(41,859)	71,781
Net cash used in operating activities	(272,144)	(485,525)

Cash flows from investing activities
Capital expenditures	(701,960)	(102,840)
Proceeds from sale of properties	1,000	2,500
Note receivable	54,465	—
Decrease in certificate of deposit	17,569	20,223
Net cash used in investing activities	(628,926)	(80,117)

Cash flows from financing activities
Proceeds from borrowings	1,396,473	1,236,826
Payments on borrowings	(294,978)	(701,428)
Net cash provided by financing activities	1,101,495	535,398

Net increase (decrease) in cash and cash equivalents	200,425	(30,244)
Cash and cash equivalents at beginning of period	141,337	171,367

Cash and cash equivalents at end of period	$341,762	$141,123

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest (including capitalized interest in 2002)	$76,344	$49,771

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

The Company owns and operates natural gas gathering, transportation and distribution systems and related facilities in Texas, Oklahoma and Louisiana, and offshore in Texas and federal waters of the Gulf of Mexico.  The Company also owns the exclusive U.S. license to a state-of-the-art, patented, absorption based technology to remove nitrogen from natural gas.

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

The Company follows the successful efforts method of accounting.  At June 30, 2002 the Company had no oil and gas operations.  Under successful efforts accounting, costs (both tangible and intangible) of productive wells and development dry holes, as well as the cost of prospective acreage, are capitalized.  The costs of drilling and equipping exploratory wells which do not find proved reserves are expensed upon determination that the well does not justify commercial development.  Other exploratory costs, including geological and geophysical costs and delay rentals, are charged to expense as incurred.

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

Other Assets

The Company’s primary other asset, its license for a patented process to remove nitrogen from natural gas, is being amortized to expense over the average 17-year life of the underlying patents.  Investment in the license was $342,923 at June 30, 2002, net of accumulated amortization of $78,128.

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

Earnings Per Share

Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  For the three-month and six-month periods ended June 30, 2002 and 2001, the diluted loss per common share is the same as basic since the effect of potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive.  For the three-month periods ended June 30, 2002 and 2001 the potentially dilutive common share equivalents totaled 33,281 and 115,623.  For the six-month periods ended June 30, 2002 and 2001, the potentially dilutive common share equivalents totaled 33,128 and 111,150.

The Company issued 71,429 shares of common stock to its directors in June 2002 as part of their annual compensation.

Recent Accounting Pronouncements and Legislation

In April 2002 the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that are similar to sale-leaseback transactions.  The statement also amends other existing pronouncements.  This statement is effective for fiscal years beginning after May 15, 2002.  The impact of adopting this statement on the consolidated financial position or results of operations is not expected to be material.

In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting and reporting for costs associated with exit and disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.  The impact of adopting this statement on the consolidated financial position or results of operations is not expected to be material.

Effective July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Act”) was signed into law. The Act encompasses a broad range of new legislation designed to increase accountability of public companies and investor confidence.  The Act establishes a new regulatory body, the “Public Company Accounting Oversight Board”, under the auspices of the Securities and Exchange Commission (the “SEC”) to oversee audits of companies offering equity or debt securities to the public, and further regulates and redefines the relationship between a registered public accounting firm and its audit clients.  The Act establishes new disclosure requirements for public companies, financial certification standards for public company CEOs and CFOs, restrictions on the ability of officers and directors to engage in certain types of transactions, accelerated reporting of certain types of transactions and new rules of professional responsibility on professionals involved with securities, including attorneys, accountants and securities analysts.  In addition, the Act enhances a number of criminal penalties and enforcement measures available for securities related offenses.  In the coming months, the SEC is directed to study and issue reports on a number of topics and the rules are expected to evolve as the guidance provided becomes more specific.  The Company intends to fully comply with the new rules effective immediately with this filing.

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

(3)                                 Dry Hole Cost

During the first quarter of 2001, Gateway Processing Company participated as a non-operating working interest owner in the drilling of a natural gas well on a prospect in the Sacramento Basin, California.  The well was expected to yield high-nitrogen natural gas reserves and employ the Company’s licensed nitrogen rejection process to meet pipeline quality specifications.  The well was determined to be uneconomic and was abandoned.  The accompanying consolidated statement of operations for the six months ended June 30, 2001 includes an impairment charge against earnings of $89,940 reflecting the abandonment of this project.

(4)                                 Debt

Notes Payable

The Company’s operating line of credit provides for maximum borrowings of $500,000 through June 20, 2003.  Interest is payable monthly at 5.3% per annum and principal is due on demand, or if no demand is made, at maturity.  The line is collateralized by a $500,000 certificate of deposit earning interest at 4.3% per annum.  At June 30, 2002, the Company had available borrowings of $7,486 under the agreement.

The Company’s revolving credit agreement provides for maximum available borrowings of up to $250,000 through May 22, 2003.  Principal outstanding under the agreement accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The balance under the agreement is due upon demand, or if no demand is made, at maturity and is renewable annually.  Costs of obtaining this debt totaled $4,932 and are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb uses the proceeds from time to time for general working capital purposes.  The agreement, along with the Fort Cobb term note, is collateralized with the assets of Fort Cobb and guaranteed by the Company.  The Company had $119,000 of available borrowings under the agreement as of June 30, 2002.

Long-term Debt

Long-term debt as of June 30, 2002 consisted of the following:

Subordinated notes	$422,536
Term note – Fort Cobb	718,329
Term note – Madisonville	1,000,000
2,140,865
Less current maturities	563,296
$1,577,569

Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company (the “Borrowers”) entered into a term credit agreement with a bank.   Under the agreement, the Borrowers may borrow through July 31, 2002 up to $1.5 million in one or more advances.   Principal outstanding under the note accrues interest at a fixed rate of 7¼% and the note matures January 31, 2005.  The monthly note payments through July 31, 2002 represent interest only, and thereafter the note requires monthly payments of principal and interest ranging from $9,063 to $54,819 if the maximum available under the agreement is borrowed.  If less than the maximum amount is borrowed, the monthly payments are proportionately reduced.  The Borrowers are using the proceeds to finance the construction of gathering and sales pipelines servicing the Madisonville Plant, as hereinafter defined.  The agreement is collateralized with the Company’s economic interest in the Madisonville Plant and pipelines and the Waxahachie distribution system, and the Company has guaranteed the loan and pledged the common stock of the Borrowers.  The Company had $1,000,000 outstanding under the agreement as of June 30, 2002.  Interest of $14,401 related to this project was capitalized through June 30, 2002.

As described more fully in Note (5) below, construction of the Madisonville project has been delayed and the total available under the term loan was not drawn before July 31, 2002.  The Company is currently negotiating with the bank to amend the credit agreement to allow for extension of time during which the proceeds of the loan may be borrowed, and a corresponding extension of time after which principal payments must be made.  While the Company is confident that the bank will allow the time extensions, the ultimate form of the amendment to the credit agreement cannot be determined at this time.  Costs of securing this debt, as amended, are expected to total approximately $40,000 and are being charged to interest expense ratably over the maturity period of the note.

Letters of Credit

As of June 30, 2002, the Company had outstanding letters of credit totaling $548,595.

(5)           Commitments and Contingencies

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

Of significance to Gateway, Hanover is employing the state-of-the-art, patented, absorption based technology developed by AET, for which Gateway has the exclusive U.S. license, to remove the nitrogen from the gas.

Hanover’s facilities (the “Madisonville Plant”) are designed initially to treat 18,000 Mcf per day, and Gateway Pipeline Company will construct the gathering system upstream of the Plant, and the ten–inch sales pipeline to transport the treated residue gas.  The Company expects its capital commitment in this project to be approximately $2.0 million, about $500,000 more than it has currently available under the term loan for the project.  The estimated total costs have increased mainly due to an increase in the diameter of the sales pipeline and an increase in the length of the sales pipeline.  The additional required capital is expected to come from internally generated funds or additional bank borrowings.  As of August 10, 2002 the Company has purchased approximately 98% of the right-of-way associated with the sales pipeline, and has begun condemnation proceedings on the remainder.

Installation of the Madisonville Plant has been delayed by negotiations to acquire appropriate sites for the Plant and the injection well required to properly dispose of the impurities removed from the gas.  Site selections are now complete and the sites have been acquired.  Although the producer has successfully completed and tested the natural gas well on which the initial phase of the project is based, the producer must drill, complete and test the injection well before either Hanover or the Company is required to install any facilities or pipelines at the sites.  The Company will install the gathering and sales pipelines coincident with Hanover’s installation of the Plant.  Drilling of the injection well is expected to take place in the second half of 2002, and it is therefore expected that the Madisonville Plant will commence operations during the first half of 2003.  See Note (4) for a description of the Company’s financing related to this project.

The Company and its subsidiaries are parties to litigation and claims arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims, will not be material to the Company’s financial position, results of operations or cash flows.

(6)                                 Segment Disclosures

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

The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements.  The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses.  Such amounts are before general and administrative expense, depreciation, interest income or expense or income taxes.  Inter-segment sales of $93,226 and $140,802 were eliminated during consolidation for the three months ended June 30, 2002 and 2001.  Inter-segment sales of $307,141 and $743,069 were eliminated during consolidation for the six months ended June 30, 2002 and 2001.

Summarized financial information of the Company’s reportable segments, and a reconciliation of operating margin to consolidated net loss, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Onshore Operations
Revenues	$1,475,777	$2,169,099	$2,475,942	$5,382,522
Operating margin	147,746	203,568	283,858	549,419
Depreciation and amortization	67,091	88,473	163,332	176,495
Total assets	5,264,576	4,816,293	5,264,576	4,816,293

Offshore Operations
Revenues	206,132	399,359	408,164	571,937
Operating margin	143,510	260,034	279,956	307,861
Depreciation and amortization	35,413	34,322	70,826	69,437
Total assets	1,849,029	1,945,172	1,849,029	1,945,172

Fort Cobb Operations
Revenues	189,566	228,694	715,850	1,084,050
Operating margin	(27,427)	(50,517)	150,446	62,769
Depreciation and amortization	49,266	49,447	98,834	98,830
Total assets	2,177,839	2,434,175	2,177,839	2,434,175

Total
Revenues	1,871,475	2,797,152	3,599,956	7,038,509
Operating margin	263,829	413,085	714,260	920,049
Depreciation and amortization	151,770	172,242	332,992	344,762
Total assets	9,261,444	9,195,640	9,291,444	9,195,640

Reconciliation to net loss
Operating margin	$263,829	$413,085	$714,260	$920,049
Depreciation and amortization	151,770	172,242	332,992	344,762
Dry hole cost	—	—	—	89,940
General & administrative	493,413	505,484	981,839	993,849
Other income (expense), net	(13,703)	(53,908)	(23,617)	(50,123)
Net loss	$(395,057)	$(318,549)	$(624,188)	$(558,625)

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

Results of Operations

General

The Company evaluates each of its activities based on the operating margin it produces.  The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses.  Management reviews and evaluates the operations of three main segments — Onshore operations, Offshore operations and Fort Cobb operations.  The Company continues to actively pursue opportunities in all three segments.

Three Months Ended June 30, 2002 Compared to June 30, 2001

Total Operations

The following table sets forth information for the three months ended June 30, 2002 and 2001:

	2002	2001
Revenues	$1,871,475	$2,797,152
Operating margin	263,829	413,085
Depreciation and amortization	151,770	172,242

Operating margin for the three months ended June 30, 2002 decreased $149,000 compared to the same period of the prior year.  Offshore operating margin decreased $116,000, Onshore operating margin decreased $56,000, and Fort Cobb operating margin increased $23,000.  Revenues were lower than the prior period due to lower average sales prices.  The average Henry Hub index price was $3.38 for the three months, compared to $4.65 for the prior period.  Operating margin was not proportionally affected due to the corresponding decrease in the cost of purchased gas.  These segments are discussed individually below in greater detail.

Onshore Operations

The following table sets forth information for the three months ended June 30, 2002 and 2001:

	2002	2001
Revenues	$1,475,777	$2,169,099
Operating margin	147,746	203,568
Depreciation and amortization	67,091	88,473

Operating margin for Onshore operations decreased in the second quarter by $56,000 from the same period of the prior year, mainly due to changes in gas transportation terms imposed by a major natural gas pipeline.  The Company has constructed new facilities to allow access to another pipeline and additional supply sources.

Offshore Operations

The following table sets forth information for the three months ended June 30, 2002 and 2001:

	2002	2001
Revenues	$206,132	$399,359
Operating margin	143,510	260,034
Depreciation and amortization	35,413	34,322

Operating margin for Offshore operations decreased in the second quarter by $116,000 over the same period of the prior year. The decrease was primarily due to declines in natural gas and liquids volumes transported for producers in the area of Galveston Blocks 144L, 190L and 213L, and High Island Block 98L. Galveston Block 144L is currently shut in, but is expected to return to production.

Fort Cobb Operations

The following table sets forth information for the three months ended June 30, 2002 and 2001:

	2002	2001
Revenues	$189,566	$228,694
Operating margin	(27,427)	(50,517)
Depreciation and amortization	49,266	49,447

Operating margin for Fort Cobb operations increased $23,000 in the three months ended June 30, 2002 from the same period of the prior year, due to a higher weighted average effective tariff and lower gas lost/unaccounted for.  Fort Cobb’s business peaks in the third and fourth quarters because a significant portion of its load comes from supplying irrigation and crop-drying customers.

Operations Support

The following table sets forth information for the three months ended June 30, 2002 and 2001:

	2002	2001
General and administrative	$493,413	$505,484
Interest income	11,442	11,382
Interest expense	(54,701)	(73,206)
Interest capitalized	11,322	—
Other income (expense), net	18,234	7,916

General and administrative expenses for the quarter are 2% lower than for the same period of last year, due primarily to lower legal and professional fees.

Interest income varies directly with the balance on deposit in the Company’s certificates of deposit and short-term money market accounts.  Interest expense for the three months ended June 30, 2001 includes $43,000 related to the contingent payable on the Waxahachie system.  Otherwise, it fluctuates directly with the amount of outstanding long–term debt and the amount of borrowings under the Company’s operating line of credit and revolving credit agreement.

Other income for the periods includes late fees and penalties charged by Fort Cobb and miscellaneous adjustments.

Six Months Ended June 30, 2002 Compared to June 30, 2001

Total Operations

The following table sets forth information for the six months ended June 30, 2002 and 2001:

	2002	2001
Revenues	$3,599,956	$7,038,509
Operating margin	714,260	920,049
Depreciation and amortization	332,992	344,762

Operating margin for the six months ended June 30, 2002 decreased $206,000 compared to the same period of the prior year.  Onshore operating margin decreased $266,000, Offshore operating margin decreased $28,000, and Fort Cobb operating margin increased $88,000.  Revenues were lower than the prior period due to lower average sales prices.  The average Henry Hub index price was $2.86 for the six months, compared to $5.85 for the prior period.  Operating margins were not proportionally affected due to the corresponding decrease in the cost of purchased gas.  These segments are discussed individually below in greater detail.

Onshore Operations

The following table sets forth information for the six months ended June 30, 2002 and 2001:

	2002	2001
Revenues	$2,475,942	$5,382,522
Operating margin	283,858	549,419
Depreciation and amortization	163,332	176,495

Operating margin for onshore operations decreased $266,000 in the six months ended June 30, 2002 from the same period of the prior year, mainly due to changes in gas transportation terms imposed by a major natural gas pipeline.  The Company has constructed new facilities to allow access to another pipeline and additional supply sources.

Offshore Operations

The following table sets forth information for the six months ended June 30, 2002 and 2001:

	2002	2001
Revenues	$408,164	$571,937
Operating margin	279,956	307,861
Depreciation and amortization	70,826	69,437

Operating margin for Offshore operations decreased $28,000 in the six months ended June 30, 2002 from the same period of the prior year.  The decrease was primarily due to declines in natural gas and liquids volumes transported for producers in the area of Galveston Blocks 144L, 190L and 213L, and High Island Block 98L. Galveston Block 144L is currently shut in, but is expected to return to production.

Fort Cobb Operations

The following table sets forth information for the six months ended June 30, 2002 and 2001:

	2002	2001
Revenues	$715,850	$1,084,050
Operating margin	150,446	62,769
Depreciation and amortization	98,834	98,830

Operating margin for Fort Cobb operations increased $88,000 in the six months ended June 30, 2002 from the same period of the prior year, due to a higher weighted average effective tariff and lower gas lost/unaccounted for.  Fort Cobb’s business peaks in the third and fourth quarters because a significant portion of its load comes from supplying irrigation and crop-drying customers.

Operations Support

The following table sets forth information for the six months ended June 30, 2002 and 2001:

	2002	2001
General and administrative	$981,839	$993,849
Interest income	27,013	23,971
Interest expense	(102,625)	(105,516)
Interest capitalized	14,401	—
Other income (expense), net	37,594	31,422

General and administrative expenses decreased 1% in the six months ended June 30, 2002 compared to the same period of the prior year, primarily due to lower legal and professional fees.

Interest income varies directly with the balance on deposit in the Company’s certificates of deposit and short-term money market accounts.  Interest expense for the six months ended June 30, 2002 includes $43,000 related to the contingent payable on the Waxahachie system.  Otherwise, it fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company’s operating line of credit and revolving credit agreement.

Other income for the periods includes late fees and penalties charged by Fort Cobb and miscellaneous adjustments.

Liquidity and Capital Resources

Net cash used in operating activities totaled $272,000 for the six months ended June 30, 2002, compared to $486,000 used in operating activities for the same period last year.  The change was due to changes in current asset and liability accounts of $345,000, partially offset by the decrease in operating margins between the two periods which is discussed by segment in the preceding section.

The Company has cash and cash equivalents and certificates of deposit totaling $995,357 at June 30, 2002.  The Company’s operating line of credit agreement with a bank provides for maximum borrowings of $500,000, through June 20, 2003, and is collateralized with a certificate of deposit for the same amount.  The Company’s revolving credit agreement provides for maximum borrowings of $250,000 through May 22, 2003.  The Company had available borrowings of $7,486 and $119,000 as of June 30, 2002 under the two agreements.

As discussed in Note (5) to the financial statements, Gateway Processing entered into long-term agreements with a producer and with Hanover Compression Limited Partnership, an affiliate of The Hanover Company, under which the Company expects to invest a total of approximately $2.0 million.  The funds for this commitment are expected to come from available cash and from outside financing. The Company’s Madisonville term note provides for maximum borrowings of $1.5 million, and the Company had $500,000 available under that agreement as of June 30, 2002.

Construction of the Madisonville project has been delayed and the total available under the term loan was not drawn before July 31, 2002.  The Company is currently negotiating with the bank to amend the credit agreement to allow for extension of time during which the proceeds of the loan may be borrowed, and a corresponding extension of time after which principal payments must be made.  While the Company is confident that the bank will allow the time extensions, the ultimate form of the amendment to the credit agreement cannot be determined at this time.

At June 30, 2002, the Company’s long-term debt to total capitalization was approximately 22%, which should still allow opportunity for the Company to utilize conventional long-term financing to fund acquisitions or construction projects.

Absent acquisitions or significant development projects, the Company will continue to fund its operations through internally generated funds and available cash and certificates of deposit, plus available bank borrowings.  The Company believes its cash flows from operations and other available cash will be sufficient to fund its ongoing operations for the foreseeable future.  Any significant property acquisitions or development projects will require outside project financing.

Factors Affecting Future Results

One of the principal objectives of the Company is to enhance stockholder value through the execution of certain strategies. These strategies include, among other things: (i) focusing on gathering, transporting, distributing and treating natural gas; (ii) expanding the Company’s asset base in core geographic areas; (iii) participating in the development of sub-quality high nitrogen natural gas reserves to create demand for our services, and; (iv) acquiring or constructing properties in one or more new core areas.

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

Part II

Item 1.                                                           Legal Proceedings

None

Item 2.                                                           Changes in Securities

None

Item 3.                                                           Defaults Upon Senior Securities

None

Item 4.                                                           Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 22, 2002, the following directors were elected to serve for the upcoming year:

Name	Votes For	Votes Against	Votes Withheld
Michael T. Fadden	9,311,467	160,547	0
John B. Ewing, Jr.	9,318,479	153,535	0
Scott D. Heflin	9,318,479	153,535	0
Earl P. Hoffman	9,318,479	153,535	0
Charles A. Holtgraves	9,318,479	153,535	0
Larry J. Horbach	9,318,479	153,535	0
Gary A. McConnell	9,318,479	153,535	0
Abe Yeddis	9,300,008	172,006	0

At the Annual Meeting of Stockholders held on May 22, 2002, the stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s auditors with a vote of 9,290,425 for, 44,639 against and 136,950 votes withheld.

Item 5.                                                           Other Information

None

Item 6.                                                           Exhibits and Reports on Form 8-K.

a)              Exhibits:

99.1                           Officer Certification

b)             Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Michael T. Fadden	/s/ Scott D. Heflin
Chief Executive Officer and President	Chief Financial Officer and Treasurer

August 14, 2002
(Date)