Form 10QSB
period 2002-09-30
GATEWAY ENERGY CORP/NE
filed 2002-11-14
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from             to

Commission File No   1-4766

GATEWAY ENERGY CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	44-0651207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 Dallas Street, Suite 2615 Houston, TX 77002
(Address of principal executive offices)

(713) 336-0844
(Issuer’s telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 2002, the Issuer had 15,426,318 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes         ☐              No         ☒

FORM 10-QSB

Part  I

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30, 2002

(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$179,478
Certificates of deposit	653,595
Trade accounts receivable, net of reserve of $130,832	782,339
Receivable from sale of property	85,000
Note receivable	28,428
Inventories, at average cost	53,584
Prepaid expenses and other assets	332,105
Total current assets	2,114,529

Property and Equipment, at cost
Gas gathering, processing and transportation	8,007,260
Office furniture and other equipment	801,464
8,808,724
Less accumulated depreciation and amortization	3,069,620
5,739,104
Other Assets
Investment in AET license, net of accumulated amortization of $85,305	335,746
Other	61,545
397,291
$8,250,924
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$627,689
Accrued expenses and other liabilities	124,174
Notes payable	623,529
Current maturities of long-term debt	420,643
Total current liabilities	1,796,035

Long-term Debt, less current maturities	1,002,902

Stockholders’ Equity
Preferred stock – $1.00 par value; 10,000 shares authorized; no shares issued and outstanding	—
Common stock – $0.25 par value; 35,000,000 shares authorized; 15,426,318 shares issued and outstanding	3,856,577
Additional paid-in capital	15,989,102
Accumulated deficit	(14,393,692)
5,451,987
$8,250,924

The accompanying notes are an integral part of this statement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Operating revenues
Natural gas sales	$1,616,298	$1,925,715	$4,050,374	$6,310,577

Transportation of natural gas and liquids

141,029

288,663

448,524

787,473

Treating and other	41,585	44,340	149,733	129,643
	1,798,912	2,258,718	4,648,631	7,227,693
Operating costs and expenses
Cost of natural gas purchased

1,171,089

1,251,461

2,948,960

4,851,145

Operation and maintenance

208,326

274,931

648,532

866,805

Depreciation and amortization

133,086

131,157

399,756

378,463

Dry hole cost

—

—

—

89,940

General and administrative	451,842	403,010	1,433,681	1,396,859
	1,964,343	2,060,559	5,430,929	7,583,212

Operating (loss) income

(165,431

)

198,159

(782,298

)

(355,519

)

Other income (expense)
Interest income

10,260

10,959

37,273

34,930

Interest expense

(63,509

)

(79,884

)

(170,293

)

(185,400

)

Interest capitalized	18,837	—	37,395	—
Other income (expense), net	(121)	(6,881)	37,474	24,541
	(34,533)	(75,806)	(58,151)	(125,929)
(Loss) income from continuing operations	(199,964)	122,353	(840,449)	(481,448)

Discontinued operations
Operations of properties sold (Note 4)	6,449	(6,911)	22,746	38,265
Gain on sale of properties	63,865	—	63,865	—
	70,314	(6,911)	86,611	38,265
Net (loss) income	$(129,650)	$115,442	$(753,838)	$(443,183)

Basic and diluted (loss) income from continuing operations per share	$(0.01)	$0.01	$(0.05)	$(0.03)
Basic and diluted net (loss) income per share	$(0.01)	$0.01	$(0.05)	$(0.03)

Weighted average number of common shares outstanding:
Basic	15,426,318	15,358,633	15,385,234	15,331,889
Diluted	15,426,318	15,442,210	15,385,234	15,331,889

The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
Net loss	$(753,838)	$(443,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, including $75,874 and $146,195 related to discontinued operations in 2002 and 2001, respectively	475,630	524,658
Gain on sale of properties	(64,784)	(2,500)
Stock compensation expense	30,000	4,515
Other non-cash expenses, net	12,715	20,753
Change in assets and liabilities:
Trade accounts receivable	143,254	642,169
Inventories	2,763	1,708
Prepaid expenses and other current assets	(206,357)	(256,176)
Accounts payable	(63,002)	(1,036,951)
Accrued expenses and other liabilities	(2,550)	49,965
Net cash used by operating activities	(426,169)	(495,042)

Cash flows from investing activities
Capital expenditures	(851,038)	(643,142)
Additional investment in AET license	—	(90,000)
Proceeds from sale of properties	840,000	2,500
Note receivable	82,432	—
Decrease in certificate of deposit	17,569	20,223
Net cash provided (used) by investing activities	88,963	(710,419)

Cash flows from financing activities
Proceeds from borrowings	1,434,000	1,988,827
Payments on borrowings	(1,019,200)	(864,110)
Debt issue costs	(39,453)	—
Retirement of common stock	—	(630)
Net cash provided by financing activities	375,347	1,124,087

Net increase (decrease) in cash and cash equivalents	38,141	(81,374)
Cash and cash equivalents at beginning of period	141,337	171,367
Cash and cash equivalents at end of period	$179,478	$89,993

Supplemental Disclosures of Cash Flow Information:
Cash interest (including capitalized interest in 2002)	$144,390	$122,737

Non-cash transactions:
Receivable from sale of property	$85,000	$—

The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)           Principles of Consolidation and Nature of Business

The consolidated financial statements include the accounts of Gateway Energy Corporation and its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb Fuel Authority, L.L.C. (“Fort Cobb”) and Gateway Processing Company.  All significant intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company, without audit.  Certain prior period amounts have been reclassified to make them conform to the current financial statement presentation.  In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and the Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

The Company owns and operates natural gas gathering, transportation and distribution systems and related facilities in Texas and Oklahoma, and offshore in Texas and federal waters of the Gulf of Mexico.  The Company also owns the exclusive U.S. license to a state-of-the-art, patented, absorption based technology to remove nitrogen from natural gas.

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

Other Assets

The Company’s primary other asset, its license for a patented process to remove nitrogen from natural gas, is being amortized to expense over the average 17-year life of the underlying patents.  Investment in the license was $335,746 at September 30, 2002, net of accumulated amortization of $85,305.

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

Earnings Per Share

Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  For the three-month and nine-month periods ended September 30, 2002 and 2001, the diluted loss per common share is the same as basic since the effect of potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive or not material.  For the three-month periods ended September 30, 2002 and 2001 the potentially dilutive common share equivalents totaled 0 and 83,577.  For the nine-month periods ended September 30, 2002 and 2001, the potentially dilutive common share equivalents totaled 18,185 and 103,544.

The Company issued 71,429 shares of common stock to its directors in June 2002 as part of their annual compensation.  Compensation expense of $30,000 is recognized in the accompanying financial statements for the issuance of these shares.

Recent Regulatory Developments

In August  2002, the Securities and Exchange Commission (the “SEC”) took action to implement some of its responsibilities pursuant to the Sarbanes-Oxley Act of 2002 (the “Act”). The Act, which encompasses a broad range of new legislation designed to increase accountability of public companies and investor confidence, was signed into law on July 30, 2002.  Among other matters, the SEC adopted amendments to accelerate filing deadlines for certain public reports, and adopted new rules to implement Section 302 of the Act pertaining to financial statement certification and clarify disclosure controls and procedures.  The Company is not subject to the accelerated filing deadlines at this time due to its size, however, it is subject to the financial statement certification and disclosure control rules.  The Company intends to fully comply with all applicable new rules as they become effective.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

(4)                                Property Sales

The Company sold 14 non-core onshore natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002.  Cash of $839,000 was received at closing, and a contingent payment of up to $260,000 will be due in the fourth quarter of 2003 based on subsequent performance of the assets.  Additonally, the Company sold its interest in an onshore joint venture that owned a south Texas natural gas gathering system for $85,000 cash.  A net gain of $63,865 was recognized in the accompanying financial statements in connection with these sales, not including the contingent payment.

(5)                                Debt

Notes Payable

The Company’s operating line of credit provides for maximum borrowings of $500,000 through September 20, 2003.  Interest is payable monthly at 5.3% per annum and principal is due on demand, or if no demand is made, at maturity.  The line is collateralized by a $500,000 certificate of deposit earning interest at 4.3% per annum.  At September 30, 2002, the Company had available borrowings of $7,486 under the agreement.

The Company’s revolving credit agreement provides for maximum available borrowings of up to $250,000 through May 22, 2003.  Principal outstanding under the agreement accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The balance under the agreement is due upon demand, or if no demand is made, at maturity and is renewable annually.  Costs of obtaining this debt totaled $4,932 and are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb uses the proceeds from time to time for general working capital purposes.  The agreement, along with the Fort Cobb term note, is collateralized with the assets of Fort Cobb and guaranteed by the Company.  The Company had $118,985 of available borrowings under the agreement as of September 30, 2002.

Long-term Debt

Long-term debt as of September 30, 2002 consisted of the following:

Subordinated notes	$429,453
Term note – Fort Cobb	694,092
Term note – Madisonville	300,000
1,423,545
Less current maturities	420,643
$1,002,902

Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company (the “Borrowers”) entered into a term credit agreement with a bank.  Under the agreement, as amended effective August 31, 2002, the Borrowers may borrow through February 28, 2003 up to $1.5 million in one or more advances.  Principal outstanding under the note accrues interest at a fixed rate of 7¼% and the note matures August 31, 2005.  The monthly note payments through February 28, 2003 represent interest only, and thereafter the note requires monthly payments of principal and interest ranging from $9,063 to $54,819 if the maximum available under the agreement is borrowed.  If less than the maximum amount is borrowed, the monthly payments are proportionately reduced.  The Borrowers are using the proceeds to finance the construction of gathering and sales pipelines servicing the Madisonville Plant, as hereinafter defined.  The agreement is collateralized with the Company’s economic interest in the Madisonville project and the Waxahachie distribution system, and the Company has guaranteed the loan and pledged the common stock of the Borrowers.  The Company had $300,000 outstanding under the agreement as of September 30, 2002.  Interest of $37,395 related to this project was capitalized through September 30, 2002.  Costs of securing this debt, as amended, were $43,860 and are being charged to interest expense ratably over the maturity period of the note.

Letters of Credit

As of September 30, 2002, the Company had outstanding letters of credit totaling $548,595.

(6)                                Commitments and Contingencies

In June 2001 the Company announced that Gateway Processing Company entered into a long-term agreement with a producer to purchase non-pipeline quality natural gas near Madisonville, Texas.  Concurrently, Gateway Processing entered into an agreement with Hanover Compression Limited Partnership (“Hanover”), an affiliate of The Hanover Company, under which Hanover will treat the gas to remove impurities from the gas to enable the gas to meet pipeline sales quality specifications.

Of significance to Gateway, Hanover is employing the state-of-the-art, patented, absorption based technology developed by AET, for which Gateway has the exclusive U.S. license, to remove the nitrogen from the gas.

Hanover’s facilities (the “Madisonville Plant”) are designed initially to treat 18,000 Mcf per day, and Gateway Pipeline Company will construct the gathering system upstream of the Plant, and the ten-inch sales pipeline to transport the treated residue gas.  The Company expects its capital commitment in this project to be approximately $2.2 million, about $700,000 more than it has currently available under the term loan for the project.  See Note (5) for a description of the Company’s financing related to this project.  The additional required capital is expected to come from internally generated funds or additional bank borrowings.

Installation of the Madisonville Plant has been delayed by negotiations to acquire appropriate sites for the Plant and the injection well required to properly dispose of the impurities removed from the gas.  Site selections are now complete and the sites have been acquired.  The producer has successfully completed and tested the natural gas well on which the initial phase of the project is based, and has successfully completed and tested the injection well.  Consequently, the Company and Hanover are proceeding to install their respective facilities, and it is expected that the Madisonville Plant will commence operations during the first half of 2003.

The Company and its subsidiaries are parties to litigation and claims arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims, will not be material to the Company’s financial position, results of operations or cash flows.

(7)           Segment Disclosures

All of the Company’s operations are in the domestic U.S. and the Gulf of Mexico in Texas and federal waters.  The Company’s management reviews and evaluates the operations separately of three main segments—Onshore Operations, Offshore Operations and Fort Cobb Operations.  Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance.  Onshore Operations include natural gas gathering, transportation and distribution activities in Texas and Oklahoma.  Offshore Operations include natural gas gathering and transportation activities in the Gulf of Mexico in Texas and federal waters.  Fort Cobb Operations are comprised of a local natural gas distribution company in Oklahoma.  This segment supplies natural gas to approximately 2,350 customers, principally for irrigation and crop drying fuel for farming cooperatives, and residential fuel.

The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements.  The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses.  Such amounts are before general and administrative expense, depreciation, interest income or expense or income taxes.  Inter-segment sales of $275,574 and $509,270 were eliminated during consolidation for the three months ended September 30, 2002 and 2001.  Inter-segment sales of $582,714 and $1,252,339 were eliminated during consolidation for the nine months ended September 30, 2002 and 2001.

Summarized financial information of the Company’s reportable segments, and a reconciliation of operating margin to consolidated net loss, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Onshore Operations
Revenues	$1,077,020	$884,840	$2,802,724	$4,197,828
Operating margin	148,751	172,845	349,990	579,632
Depreciation and amortization	49,375	46,554	146,385	125,593
Total assets	4,211,291	4,813,142	4,211,291	4,813,142

Offshore Operations
Revenues	182,612	330,379	590,777	902,316
Operating margin	125,609	211,499	405,566	519,360
Depreciation and amortization	35,413	35,114	106,239	104,551
Total assets	1,783,980	1,926,900	1,783,980	1,926,900

Fort Cobb Operations
Revenues	539,280	1,043,499	1,255,130	2,127,549
Operating margin	145,137	347,982	295,583	410,751
Depreciation and amortization	48,298	49,489	147,132	148,319
Total assets	2,255,653	2,569,514	2,255,653	2,569,514

Total
Revenues	1,798,912	2,258,718	4,648,631	7,227,693
Operating margin	419,497	732,326	1,051,139	1,509,743
Depreciation and amortization	133,086	131,157	399,756	378,463
Total assets	8,250,924	9,309,556	8,250,924	9,309,556

Reconciliation to net loss (income)
Operating margin	$419,497	$732,326	$1,051,139	$1,509,743
Depreciation and amortization	133,086	131,157	399,756	378,463
Dry hole cost	—	—	—	89,940
General & administrative	451,842	403,010	1,433,681	1,396,859
Other income (expense), net	(34,533)	(75,806)	(58,151)	(125,929)
Discontinued operations	70,314	(6,911)	86,611	38,265
Net loss (income)	$(129,650)	$115,442	$(753,838)	$(443,183)

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

Results of Operations

General

The Company evaluates each of its activities based on the operating margin it produces.  The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses.  Management reviews and evaluates the operations of three main segments – Onshore operations, Offshore operations and Fort Cobb operations.  The Company continues to actively pursue opportunities in all three segments.  All comments below pertain to continuing operations.

Three Months Ended September 30, 2002 Compared to September 30, 2001

Total Operations

The following table sets forth information for the three months ended September 30, 2002 and 2001:

	2002	2001
Revenues	$1,798,912	$2,258,718
Operating margin	419,497	732,326
Depreciation and amortization	133,086	131,157

Operating margin for the three months ended September 30, 2002 decreased $313,000 compared to the same period of the prior year.  Fort Cobb operating margin decreased $203,000, Offshore operating margin decreased $86,000 and Onshore operating margin decreased $24,000.  Revenues were lower for the period due to lower sale and transport volumes, partially offset by higher natural gas prices.  The average Henry Hub index price was $3.17 for the three months, compared to $2.90 for the prior period.  These segments are discussed individually below in greater detail.

Onshore Operations

The following table sets forth information for the three months ended September 30, 2002 and 2001:

	2002	2001
Revenues	$1,077,020	$884,840
Operating margin	148,751	172,845
Depreciation and amortization	49,375	46,554

Operating margin for Onshore operations decreased in the second quarter by $24,000 from the same period of the prior year, mainly due to the impact of lower transportation volumes.

Offshore Operations

The following table sets forth information for the three months ended September 30, 2002 and 2001:

	2002	2001
Revenues	$182,612	$330,379
Operating margin	125,609	211,499
Depreciation and amortization	35,413	35,114

Operating margin for Offshore operations decreased in the second quarter by $86,000 from the same period of the prior year. The decrease was primarily due to declines in natural gas and liquids volumes transported for producers in the areas of Galveston Blocks 144L, 190L and 213L, and High Island Block 98L, partially offset by reductions in operating costs.

Fort Cobb Operations

The following table sets forth information for the three months ended September 30, 2002 and 2001:

	2002	2001
Revenues	$539,280	$1,043,499
Operating margin	145,137	347,982
Depreciation and amortization	48,298	49,489

Operating margin for Fort Cobb operations decreased $203,000 in the three months ended September 30, 2002 from the same period of the prior year.  Demand for irrigation fuel dropped by 51% compared to the prior period due to unseasonably wet weather in Fort Cobb’s service area.  Fort Cobb’s business normally peaks in the third and fourth quarters because a significant portion of its load comes from supplying natural gas to irrigation and crop-drying customers.

Operations Support

The following table sets forth information for the three months ended September 30, 2002 and 2001:

	2002	2001
General and administrative	$451,842	$403,010
Interest income	10,260	10,959
Interest expense	(63,509)	(79,884)
Interest capitalized	18,837	—
Other income (expense), net	(121)	(6,881)

General and administrative expenses for the quarter are 12% higher than for the same period of last year.  The increase was primarily due to the non-cash impact of last year’s downward revaluation of employee stock options that were repriced in 1999.  Under the Financial Accounting Standards Board Interpretation 44, Interpretation of APB Opinion 25, the Company is required to account for these options under variable award accounting, due to the change in the option exercise price.  Variable award accounting requires recognition of compensation expense (or income) under certain circumstances when the market price of the Company’s stock exceeds the exercise price of the stock option.  Excluding that prior period expense reduction, general and administrative expense for the quarter decreased 3% from the same period of the prior year.  General and administrative expenses are expected to be reduced by up to 25% beginning in January 2003 due to targeted reductions in certain salaries, employee related and other costs, which should more than offset the reduction in operating margin due to the onshore property sales.

Interest income varies directly with the balance on deposit in the Company’s certificates of deposit and short-term money market accounts.  Interest expense for the three months ended September 30, 2001 includes $35,000 of interest related to the settlement of a contingent payable on the Waxahachie system.  Otherwise, it fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company’s operating line of credit and revolving credit agreement.  Interest expense of $18,837 related to the Company’s Madisonville term loan was capitalized during the three months ended September 30, 2002.

Other income (expense), net for the prior period includes mainly the write-off of certain project development costs.

Nine Months Ended September 30, 2002 Compared to September 30, 2001

Total Operations

The following table sets forth information for the nine months ended September 30, 2002 and 2001:

	2002	2001
Revenues	$4,648,631	$7,227,693
Operating margin	1,051,139	1,509,743
Depreciation and amortization	399,756	378,463

Operating margin for the nine months ended September 30, 2002 decreased $459,000 compared to the same period of the prior year.  Onshore operating margin decreased $230,000, Fort Cobb operating margin decreased $115,000, and Offshore operating margin decreased $114,000.  Revenues were lower than the prior period due to lower average sales prices, and due to lower transportation volumes.  The average Henry Hub index price was $2.96 for the nine months, compared to $4.87 for the prior period.  Operating margins were not proportionally affected due to the corresponding decrease in the cost of purchased gas.  These segments are discussed individually below in greater detail.

Onshore Operations

The following table sets forth information for the nine months ended September 30, 2002 and 2001:

	2002	2001
Revenues	$2,802,724	$4,197,828
Operating margin	349,990	579,632
Depreciation and amortization	146,385	125,593

Operating margin for onshore operations decreased $230,000 in the nine months ended September 30, 2002 from the same period of the prior year, mainly due to changes in gas transportation terms imposed by a major natural gas pipeline.  In response to the unfavorable transportation terms, the Company has constructed new facilities to allow access to another pipeline and additional supply sources.

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

Offshore Operations

The following table sets forth information for the nine months ended September 30, 2002 and 2001:

	2002	2001
Revenues	$590,777	$902,316
Operating margin	405,566	519,360
Depreciation and amortization	106,239	104,551

Operating margin for Offshore operations decreased $114,000 in the nine months ended September 30, 2002 from the same period of the prior year.  The decrease was primarily due to declines in natural gas and liquids volumes transported for producers in the area of Galveston Blocks 144L, 190L and 213L, and High Island Block 98L, partially offset by reductions in operating costs.

Fort Cobb Operations

The following table sets forth information for the nine months ended September 30, 2002 and 2001:

	2002	2001
Revenues	$1,255,130	$2,127,549
Operating margin	295,583	410,751
Depreciation and amortization	147,132	148,319

Operating margin for Fort Cobb operations decreased $115,000 in the nine months ended September 30, 2002 from the same period of the prior year.  Demand for irrigation fuel dropped by 32% compared to the prior period due to unseasonably wet weather in Fort Cobb’s service area.  Fort Cobb’s business normally peaks in the third and fourth quarters because a significant portion of its load comes from supplying natural gas to irrigation and crop-drying customers.

Operations Support

The following table sets forth information for the nine months ended September 30, 2002 and 2001:

	2002	2001
General and administrative	$1,433,681	$1,396,859
Interest income	37,273	34,930
Interest expense	(170,293)	(185,400)
Interest capitalized	37,395	—
Other income (expense), net	37,474	24,541

General and administrative expenses increased 3% in the nine months ended September 30, 2002 compared to the same period of the prior year.  General and administrative expenses are expected to be reduced by up to 25% beginning in January 2003 due to targeted reductions in certain salaries, employee related and other costs, which should more than offset the reduction in operating margin due to the onshore property sales.

Interest income varies directly with the balance on deposit in the Company’s certificates of deposit and short-term money market accounts.  Interest expense for the nine months ended September 30, 2001 includes $78,000 of interest related to the settlement of a contingent payable on the Waxahachie system.  Otherwise, it fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company’s operating line of credit and revolving credit agreement. Interest expense of $37,395 related to the Company’s Madisonville term loan was capitalized during the nine months ended September 30, 2002.

Other income for the periods includes refunds, late fees and penalties charged by Fort Cobb and miscellaneous adjustments.

Liquidity and Capital Resources

Net cash used in operating activities totaled $426,000 for the nine months ended September 30, 2002, compared to $495,000 used in operating activities for the same period last year.  The Company has cash and cash equivalents and certificates of deposit totaling $833,073 at September 30, 2002.  The Company’s operating line of credit agreement with a bank provides for maximum borrowings of $500,000, through June 20, 2003, and is collateralized with a certificate of deposit for the same amount.  The Company’s revolving credit agreement provides for maximum borrowings of $250,000 through May 22, 2003.  The Company had available borrowings of $7,486 and $118,985 as of September 30, 2002 under the two agreements.

As discussed in Note (6) to the financial statements, Gateway Processing entered into long-term agreements with a producer and with Hanover Compression Limited Partnership, an affiliate of The Hanover Company, under which the Company expects to invest a total of approximately $2.2 million.  The funds for this commitment are expected to come from outside financing and from available cash. The Company’s Madisonville term note, as amended, provides for maximum borrowings of $1.5 million, and the Company had $1,200,000 available under that agreement as of September 30, 2002.

The Company sold 14 non-core onshore natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002.  Cash of $839,000 was received at closing, and a contingent payment of up to $260,000 will be due in the fourth quarter of 2003 based on subsequent performance of the assets.  Additionally, the Company sold its interest in an onshore joint venture that owned a south Texas natural gas gathering system for $85,000.  The sale of these non-core assets (approximately 58 miles of pipeline) is part of an overall strategy begun several years ago to rationalize the Company’s asset base, sell those that are non-core and focus on and expand those that generate the most cash flow and/or provide the greatest growth potential.  While the property sales will reduce operating margin in future periods, certain reductions in salaries, employee related and other general and administrative expenses are expected to more than offset this reduction.  General and administrative expenses are expected to be reduced by up to 25% beginning in January 2003 due to targeted reductions in such costs.

At September 30, 2002, the Company’s long-term debt to total capitalization was approximately 16%, which should still allow opportunity for the Company to utilize conventional long-term financing to fund acquisitions or construction projects.

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

The Company’s operations are also significantly affected by factors which are outside the control of the Company. Gas gathering and processing is dependent on throughput volume. Throughput on the Company’s systems is dependent on natural gas production which is significantly affected by natural gas prices as prices affect the willingness of producers to invest the required capital to obtain geological and geophysical information, to drill development or exploratory wells, and to rework or maximize production on existing wells. Natural gas prices are currently at levels which should provide adequate incentive to producers; however, there is no assurance that such prices will remain at current levels, and that producers will react positively to the current prices.

The Company’s revenues, particularly in its retail operations, are also affected by weather. Much of the retail demand is for crop irrigation and drying.  Above normal precipitation in the growing season and hot, dry weather in the fall can significantly reduce demand for natural gas.

Item 3.  Controls and Procedures

                As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer.  Based upon that evaluation, the President and Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal controls, or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II

Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K.
	a)	Exhibits:
		11	Statement Regarding Computation of Per Share Earnings
		99.1	Officer certification pursuant to Sarbanes Oxley Act of 2002, Section 906.

	b)	Reports on Form 8-K:
September 9, 2002 – Sale of non-core properties and modifications to term loan agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Michael T. Fadden	/s/ Scott D. Heflin
Chief Executive Officer and President	Chief Financial Officer and Treasurer

November 14, 2002
(Date)

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

OFFICER CERTIFICATION

I, Michael T. Fadden, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Gateway Energy Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Michael T. Fadden
Michael T. Fadden
President and Chief Executive Officer

OFFICER CERTIFICATION

I, Scott D. Heflin, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Gateway Energy Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Scott D. Heflin
Scott D. Heflin
Chief Financial Officer and Treasurer