Form 10KSB
period 2002-12-31
GATEWAY ENERGY CORP/NE
filed 2003-03-27
CIK 40194

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Yes  ☒      No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for its most recent fiscal year were $6,687,320.

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 18, 2003 was $3,680,037.  The number of shares outstanding of the issuer’s common equity as of March 18, 2003, was 15,426,317.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into the indicated parts of this Annual Report to the extent specified in such parts:

Parts II and III of this Annual Report incorporate by reference information in the Proxy Statement for the Annual Meeting of Stockholders of Gateway Energy Corporation to be held on May 21, 2003.

Transitional Small Business Disclosure Format (check one):     Yes    ☐      No   ☒

PART I

ITEM 1.     BUSINESS

General

Gateway Energy Corporation (the “Company”, or “Gateway”), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992.  The Company’s common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. The Company’s executive offices are located at 500 Dallas Street, Suite 2615, Houston, Texas 77002, and its telephone number is (713) 336-0844.   Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb Fuel Authority, L.L.C. and Gateway Processing Company.

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

Description of Business

The Company owns and operates natural gas gathering, transportation and distribution systems and related facilities in Texas and Oklahoma, and offshore in Texas and federal waters of the Gulf of Mexico.  These systems include approximately 769 miles of pipeline ranging in size from 2” to 20” with a combined daily throughput capacity of approximately 500 million cubic feet.  The Company gathers natural gas and liquid hydrocarbons from producing properties owned by others and transports that gas and liquid hydrocarbons to various markets.  Usually, the Company assumes title along with possession of the gas and sells the gas to a marketing company or markets directly to end users, including agricultural, residential, industrial and commercial users, under “back-to-back” purchase and sale contracts designed to minimize commodity risk.  Otherwise the Company transports the gas for a fee per MMBtu or Mcf.  Liquid hydrocarbons are transported for a fee per Bbl.  For the year ended December 31, 2002, approximately 67% of the Company’s gross margin was generated under purchase and sale contracts and approximately 25% of the gross margin was generated by fee-based contracts.

Because the Company’s operating margin is generated under back-to-back purchase and sales contracts, or under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported, the Company’s operating margin is relatively insensitive to the commodity prices of natural gas and oil.  The primary impact on the Company of the level of gas and oil commodity prices is their impact on drilling activities.  High prices tend to generate greater cash flow and thus enthusiasm for producers to accelerate drilling; low prices tend to have the opposite effect.

The Company has an exclusive license in the continental U.S. for a state-of-the-art, patented process for the rejection of nitrogen from natural gas streams.  The Company’s subsidiary, Gateway Processing Company, obtained the license from Advanced Extraction Technologies, Inc. (“AET”).  In June 2001, Gateway Processing embarked upon its first commercial exploitation of the process.  It entered into a long-term agreement with a gas producer to purchase non-pipeline quality natural gas near Madisonville, Texas.  At the same time, Gateway Processing entered into an agreement with Hanover Compression Limited Partnership (“Hanover”), an affiliate of The Hanover Company, under which Hanover will treat the gas, first to remove certain inert components, and then to remove nitrogen using the Company’s licensed process to enable the gas to meet pipeline sales quality specifications. The treating facility, designed initially to treat 18,000 Mcf per day, and the 10-inch pipeline to be installed by Gateway Pipeline Company to transport the pipeline quality gas are expected to be on-stream during the second quarter of 2003.

The Company intends to continue to exploit this niche through strategic alliances and by installing and operating gas treating plants and related facilities. The Company also intends to acquire ownership interests in proven high nitrogen natural gas reserves.

Business Growth Strategy

The Company’s growth strategy is to increase earnings and cash flows primarily through the enhancement of existing pipeline systems and facilities, and by constructing or acquiring additional pipelines and treating facilities.  The Company also intends to exploit its exclusive U.S. license to the patented process to treat high-nitrogen natural gas.

Should the future price of natural gas encourage significant exploration and development drilling, the Company would benefit from its presence in proven productive areas, both onshore and offshore in the Gulf Coast region.  With a current throughput volume significantly less than the Company’s maximum daily throughput capacity, the Company believes that it will be able to solicit a significant amount of new gathering and transportation business.

The Company intends to pursue projects that employ its nitrogen rejection technology, and is actively evaluating several such projects.  These projects are located in geographic areas with well known concentrations of high nitrogen natural gas reserves.  Successful completion of these projects will depend upon the ability of the Company to market the technology to the producer community, and to obtain financing on terms satisfactory to the Company for construction of nitrogen rejection plants and/or acquisition of working interests in proven high nitrogen natural gas properties.

Successful implementation of the Company’s growth strategy will depend on maintaining an overall upward trend in earnings and cash flow, and in part on its ability to secure relatively lower cost conventional financing or to form strategic alliances with industry partners.  With a long-term debt-to-total capitalization ratio of approximately 15%, and with aggressively managed cash flows, the Company expects to be able to secure conventional growth capital financing at a lower cost than that to which it has previously had access.  The Company is actively analyzing its inventory of projects, and intends to focus its efforts on those with the maximum potential to provide earnings and cash flow growth and return to shareholders.  Funds from operations, combined with borrowed capital, will be invested in the acquisition or construction of additional income producing assets.

Major Customers and Suppliers

The Company purchases natural gas from several producers and suppliers, and during the year ended December 31, 2002 three oil and gas companies supplied 71%, 14% and 10% of its total gas purchased.  Gross sales to customers representing 10% or more of total revenue for the years ended December 31, 2002 and 2001are as follows:

	December 31,
	2002	2001
Dart Container Corporation	36%	20%
Owens Corning Fiberglas Corporation	34%	19%
Infinite Energy, Inc.	10%	—
Enron North America Corporation	—	10%

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

Fort Cobb Fuel Authority, L.L.C. (“Fort Cobb”) is a local distribution company subject to the regulations of the Oklahoma Corporation Commission (“OCC”). The OCC regulates the prices to the customer based on the cost of investment, operating and maintenance expense, cost of purchased gas and rates of return. Fort Cobb was granted a general rate increase effective for all services billed after December 28, 2000.  This was Fort Cobb’s first rate increase in ten years, and it was designed to enable the utility to recover its cost of service and earn a fair return on its rate base.  The OCC also regulates construction on and safety of the distribution system.

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

Employees

As of December 31, 2002, the Company had 19 full-time employees.

ITEM 2.     DESCRIPTION OF PROPERTY

Onshore Properties

Effective August 1, 2002, the Company entered into a contract for sale of 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, and effective September 30, 2002, the Company sold its interest in an onshore joint venture that owned a south Texas natural gas gathering system.  A portion of the aggregate proceeds from the sales of these properties (the “Sold Properties”) was used by the Company to fund part of its Madisonville, Texas project which is further described below.  The sales of these non-core assets (approximately 58 miles of pipeline) are part of an overall strategy begun several years ago to rationalize the Company’s asset base, sell those that are non-core and focus on and expand those that generate the most cash flow and/or provide the greatest growth potential.

Subsequent to the sales, the Company owns 2 active onshore systems in Texas and Oklahoma, both of which meet this criterion.  One system transports natural gas for sale to Fort Cobb, and one is a 14 mile delivery system which transports natural gas for sale to industrial users in Ellis County, Texas.  The systems are properly maintained and are capable of transporting natural gas under prescribed pressures.  At December 31, 2002, the Company’s onshore systems were comprised of approximately 14.2 miles of 6” pipelines and related meters, regulators, valves and equipment.

On June 18, 2001, the Company announced that Gateway Processing Company entered into a long-term agreement with a producer to purchase non-pipeline quality natural gas near Madisonville, Texas.  Concurrently, Gateway Processing entered into an agreement with Hanover Compression Limited Partnership (“Hanover”), an affiliate of The Hanover Company, under which Hanover will treat the gas to remove impurities from the gas to enable the gas to meet pipeline sales quality specifications.  Importantly, Hanover will employ the AET technology discussed below under Natural Gas Treating for which Gateway has the exclusive U.S. license, to remove the nitrogen from the gas.

As of December 31, 2002, the Madisonville project was substantially underway.  The Company had acquired the necessary rights-of-way, performed the majority of engineering and other design work, entered into contracts or placed orders for most of the materials, and was reviewing various supplier and contractor bids.  The Company expects its capital commitment in this project to be approximately $2.5 million.

At March 21, 2003, the Company and the bank had agreed in principle to amend the Madisonville term credit agreement and were in the process of preparing new loan documents.  Under the amended credit agreement, the Borrowers will be able to borrow through June 30, 2003 and the maturity date will be revised to December 31, 2005.  The monthly note payments through June 30, 2003 will represent interest only, and thereafter the agreement will require monthly payments of principal and interest.  Also at March 21, 2003, the Company and the bank had agreed in principle to all major terms and conditions of a balloon credit agreement (the “Balloon Note”).  The ultimate form of the amendment and the agreement will not be known until all of the documentation is complete; however, both agreements will include cross default and cross collateral provisions.  The Balloon Note is further described in Note 5 to the consolidated financial statements.  All other terms and conditions of the Madisonville term credit agreement will remain the same.

Hanover’s facilities (the “Madisonville Plant”), designed initially to treat 18,000 Mcf per day, and the related pipelines to be installed by Gateway Pipeline Company—a four-inch gathering line, a three-inch injection line and the ten-inch pipeline to transport the pipeline quality gas (the “Pipeline Facilities”)—are expected to be on stream during the second quarter of 2003.

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

Fort Cobb Properties

Fort Cobb is a local distribution company serving approximately 2,350 agricultural and residential customers in Caddo and Washita counties in Oklahoma.  Fort Cobb owns and operates approximately 615 miles of 1” to 4” pipeline and related meters, regulators, valves, rights-of-way and easements, all normally associated with distribution systems.

System Capacity

The capacity of a pipeline is primarily a function of its diameter and length and its inlet and outlet pressures.  Based upon normal operating pressures, the Company’s systems have a daily throughput capacity of over 500,000 Mcf per day which significantly exceeds the current daily throughput of approximately 10,000 Mcfe per day.

The Crystal Beach facility referred to above has a storage capacity of approximately 35,000 Bbls and, with minor modifications, has a throughput capacity of 5,000 Bbls of liquid hydrocarbons per day.  Additional tankage and related facilities could be added on adjacent land owned by the Company.

Natural Gas Treating

The Company owns an exclusive license in the U.S. to use patented technology developed by AET.  AET’s state-of-the-art absorption based nitrogen rejection technology is marketed as the Mehra ProcessSM.  This process is being employed in the Madisonville Plant, described above under Onshore Properties.  The primary advantage of the AET technology over cryogenic (very low temperature) nitrogen rejection is its flexibility to adapt to a range of nitrogen concentrations and quickly respond to a change in operating conditions.  The need to be able to cost effectively and efficiently remove nitrogen from natural gas to allow the gas to meet pipeline quality specifications is important since the expected shortfall in natural gas supply over the next decade will require full development of the United States’ entire natural gas resource base, fifteen to twenty percent of which is sub-quality due to excess nitrogen. This technology is especially attractive at a time when the higher price of natural gas has created the economic incentive to treat sub-quality (i.e. high nitrogen) natural gas to remove the nitrogen and make it marketable. With this technology, Gateway believes it is well positioned to participate in efforts to increase the supply of marketable natural gas in the United States.

Under the license agreement, the Company’s exclusive right in the U.S. to utilize the Mehra Process will remain in effect at least through December 31, 2004.  The Company’s exclusive right under the agreement will continue after December 31, 2004 for as long as the Company meets certain installed nitrogen rejection unit capacity targets.  The Company is required to pay a license fee per unit of volumes processed through each unit so long as there are any unexpired patents covering the technology.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is traded on the over-the-counter market in the bulletin board section under the symbol GNRG. The prices shown reflect the highest and lowest inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2002	$0.54	$0.28
June 30, 2002	0.47	0.21
September 30, 2002	0.37	0.14
December 31, 2002	0.51	0.22

Quarter Ended	High	Low
March 31, 2001	$0.78	$0.34

June 30, 2001	0.74	0.30

September 30, 2001	0.69	0.31

December 31, 2001	0.52	0.30

Holders

As of December 31, 2002, there were 1,910 shareholders of the Company’s Common Stock.

Dividends

There have been no dividends declared on the Company’s Common Stock during the years ended December 31, 2002 or 2001. The Company does not intend to pay dividends on its common stock in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	336,667	$0.35	263,333
Equity compensation plans not approved by security holders(1)	510,750	$0.69	50,000
Total	847,417	$0.55	313,333

(1)                                  Includes:

•                  options on 50,000 shares issued to directors pursuant to the Gateway Energy Corporation 1998 Outside Directors Stock Option Plan, under which 50,000 shares remain available for future issuance;

•                  options on 225,750 shares issued to Michael T. Fadden;

•                  options on 85,000 shares issued to other employees;

•                  options on 150,000 shares issued to Growth Capital Partners as partial compensation for services rendered.

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

Results of Operations

General

The Company evaluates each of its activities based on the operating margin it produces.  The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses.  Management reviews and evaluates the operations of three main segments—Onshore operations, Offshore operations and Fort Cobb operations.  The operating results of the Sold Properties are presented in the accompanying statement of operations as discontinued operations.  Accordingly, the figures for all years presented below have been restated to remove the operating results of those properties.

Total Operations

	Year Ended December 31,
	2002	2001	2000
Revenues	$6,687,320	$8,747,281	$7,384,307
Operating margin	1,482,303	1,940,143	884,506
Depreciation	531,796	542,888	486,805

Operating margin for the year ended December 31, 2002 decreased $458,000 from the prior year.  Onshore operating margin decreased $225,000, Fort Cobb operating margin decreased $143,000, and Offshore operating margin decreased $90,000.  During that same period the Company spent $1,252,000 to extend, maintain and construct pipeline systems and facilities both Onshore and Offshore, an increase of $475,000 over the prior year.  Of that amount $64,000 was charged to expense in the period incurred, and $1,188,000 was capitalized.  The Company is actively evaluating additional opportunities that would significantly increase cash flows, including high-nitrogen natural gas opportunities.

Operating margin for the year ended December 31, 2001 increased $1,056,000 from the prior year.  Offshore operating margin increased $711,000, Fort Cobb operating margin increased $284,000, and Onshore operating margin increased $60,000.  During that same period the Company spent $757,000 to acquire, extend and maintain pipeline systems and facilities both Onshore and Offshore, an increase of $302,000 over the prior year.  Of that amount $173,000 was charged to expense in the period incurred, and $652,000 was capitalized.

Onshore Operations

	Year Ended December 31,
	2002	2001	2000
Revenues	$4,058,396	$4,949,772	$4,618,607
Operating margin	493,716	718,530	658,204
Depreciation	195,818	205,139	184,217

Onshore operating margin for the year ended December 31, 2002 decreased $225,000 from the prior year, mainly due to changes in gas transportation terms imposed by a major natural gas pipeline.  In response to the unfavorable transportation terms, the Company constructed new facilities to allow access to another pipeline and additional supply sources.

Onshore operating margin for the year ended December 31, 2001 increased $60,000 over the prior year, due mainly to increased throughput volumes.

Offshore Operations

	Year Ended December 31,
	2002	2001	2000
Revenues	$771,122	$1,107,586	$228,291
Operating margin	521,286	610,919	(100,277)
Depreciation	141,650	139,928	135,943

Operating margin for the year ended December 31, 2002 decreased $90,000 from last year due to the lower throughput volumes from Galveston Blocks 144-L and Galveston Block 213.  Production that the Company transported from Galveston Block 144-L is currently shut-in, and a future return to production appears unlikely.

Operating margin for the year ended December 31, 2001 increased $711,000 from the prior year due to the additional throughput volumes from Galveston Blocks 144-L and 190-L and High Island Block 98-L.

Fort Cobb Operations

	Year Ended December 31,
	2002	2001	2000
Revenues	$1,857,802	$2,689,923	$2,537,409
Operating margin	467,301	610,694	326,579
Depreciation	194,328	197,821	166,645

Operating margin for the year ended December 31, 2002 decreased $143,000 from last year due to approximately 34% lower delivery volumes.  Delivery volumes were down because the utility service area experienced a relatively cooler and wetter summer irrigation season during 2002.

Operating margin for the year ended December 31, 2001 increased $284,000 from the prior year due to the impact of the increase in tariff rates effective for all services billed after December 28, 2000, partially offset by lower delivery volumes and higher operating costs.

Operations Support

	Year Ended December 31,
	2002	2001	2000
Dry hole cost	$—	$133,129	$—
General and administrative	1,874,410	1,976,776	1,741,770
Interest income	30,037	45,349	59,144
Interest expense	(200,998)	(237,843)	(141,712)
Interest capitalized	24,260	—	—
Gain on disposal of assets	919	2,500	343,431
Other income (expense), net	61,455	(10,116)	140,648
Discontinued operations	86,611	84,751	4,117

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

General and administrative expenses for the year ended December 31, 2002 decreased $102,000 from last year primarily due to the reserve established in the prior year as described below.   General and administrative expenses are expected to be reduced from 2002 levels by up to 25% beginning in January 2003 due to targeted reductions in salaries, employee related and other costs.

General and administrative expenses for the year ended December 31, 2001 increased $235,000 from the prior year primarily due to a $131,000 reserve for the balance of the receivable from ENA plus legal expenses incurred to settle a dispute with the predecessor owners of the Company’s Waxahachie pipeline system and avoid costly litigation.

Interest income for all years presented fluctuates directly with the average certificate of deposit balances, and the balance of the interest bearing note receivable from the Company’s former joint venture partner, which was fully paid in early December 2002.

Interest expense for the year ended December 31, 2001 includes approximately $30,000 of interest expense related to the Fort Cobb term loan and $78,000 of additional interest expense related to the settlement of a dispute with the predecessor owners of the Company’s Waxahachie distribution system.

Gain on disposal of assets for the year ended December 31, 2000 includes gains on the sales of Catarina and Zwolle pipeline systems in south Texas and Louisiana, respectively, and the Company’s interest in Carmel Pipeline Company, an Oklahoma partnership.

Other income (expense), net for the year ended December 31, 2002 includes primarily franchise tax and insurance refunds and various write-offs.  Other income (expense), net for the year ended December 31, 2000 includes primarily the reversal of legal expenses incurred in prior periods.

Discontinued operations for all periods represents the net results of operations, including depreciation expense, of the Sold Properties described above.  See Note 3 to the consolidated financial statements for more discussion of the sales.

Liquidity and Capital Resources

Going forward, the Company’s strategy is to maximize the potential of currently owned properties, to construct new pipeline systems and treating facilities, and to acquire properties that meet its economic performance hurdles.  Net cash used in operating activities totaled $315,000 for the year ended December 31, 2002, compared to $50,000 used in operating activities for the same period last year.

The Company sold 14 non-core onshore natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002.  Cash of $839,000 was received at closing, and a contingent payment of up to $260,000 may be due in the fourth quarter of 2003 based on subsequent performance of the assets.  Additionally, the Company sold its interest in an onshore joint venture that owned a south Texas natural gas gathering system for

$85,000.  The sale of these non-core assets (approximately 58 miles of pipeline) is part of an overall strategy begun several years ago to rationalize the Company’s asset base, sell those that are non-core and focus on and expand those that generate the most cash flow and/or provide the greatest growth potential.  While the property sales will reduce operating margin in future periods, certain reductions in salaries, employee related and other general and administrative expenses are expected to more than offset this reduction.  General and administrative expenses are expected to be reduced by up to 25% beginning in January 2003 due to targeted reductions in such costs. The Company has cash and cash equivalents and certificates of deposit totaling $734,483 at December 31, 2002.

The Company has an operating line of credit with a bank that provides for maximum borrowings of $500,000 through June 20, 2003.  Interest is payable monthly at 5.3% per annum and principal is due on demand, or if no demand is made, at maturity.  The line is collateralized by a $500,000 certificate of deposit earning interest at 4.3% per annum.  The Company had $7,486 of available borrowings under the agreement as of December 31, 2002.

The Company’s revolving credit agreement provides for maximum available borrowings up to $250,000 through May 22, 2003.  Principal outstanding under the agreement accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The balance under the agreement is due upon demand, or if no demand is made, at maturity and is renewable annually.  Costs of securing this debt totaled $4,932 and are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement is collateralized with the assets of Fort Cobb, and guaranteed by the Company.  The Company had $91,485 of available borrowings under the agreement as of December 31, 2002.

Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank.  Principal outstanding under the note accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008.  Costs of securing this debt totaled $14,795 and are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb used the proceeds to refinance its borrowings.

Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company (the “Borrowers”) entered into a term credit agreement with a bank.  Under the agreement, as amended effective August 31, 2002, the Borrowers may borrow through February 28, 2003 up to $1.5 million in one or more advances.  Principal outstanding under the note accrues interest at a fixed rate of 7¼% and the note matures August 31, 2005.  The monthly note payments through February 28, 2003 represent interest only, and thereafter the note requires monthly payments of principal and interest ranging from $9,063 to $54,819 if the maximum available under the agreement is borrowed.  If less than the maximum amount is borrowed, the monthly payments are proportionately reduced.  The Borrowers are using the proceeds to finance the construction of gathering and sales pipelines servicing the Madisonville Plant.  The agreement is collateralized with the Company’s economic interest in the Madisonville project and the Waxahachie pipeline system, and the Company has guaranteed the loan and pledged the common stock of the Borrowers.  The Company had $300,000 outstanding under the agreement as of December 31, 2002.  Interest of $24,260 related to this project was capitalized through December 31, 2002.  Costs of securing this debt, as amended, were $43,860 and are being charged to interest expense ratably over the maturity period of the note.

At March 21, 2003, principal and interest totaling $246,000 which was due under the Company’s subordinated notes on March 1, 2003 remained unpaid.  Under the terms of the subordinated notes, the Company has a sixty-day period in which to make this payment and prevent acceleration of the remaining outstanding principal.  The Company intends to make the March 1, 2003 payments as soon as the Balloon Note, discussed below, is funded.

At March 21, 2003, the Company and the bank had agreed in principle to amend the Madisonville term credit agreement and were in the process of preparing new loan documents.  Under the amended credit agreement, the Borrowers will be able to borrow through June 30, 2003 and the maturity date will be revised to December 31, 2005.  The monthly note payments through June 30, 2003 will represent interest only, and thereafter the agreement will require monthly payments of principal and interest.  Also at March 21, 2003, the Company and the bank had agreed in principle to all major terms and conditions of a balloon credit agreement (the “Balloon Note”).  The ultimate form of the amendment and the agreement will not be known until all of the documentation is complete; however, both agreements will include cross default and cross collateral provisions.  The Balloon Note is further described below.  All other terms and conditions of the Madisonville term credit agreement will remain the same.

Under the Balloon Note agreement, the Borrowers will be able to borrow through June 30, 2003 up to $900,000 in one or more advances.  Principal outstanding under the Balloon Note will accrue interest at a fixed rate of 7¼% and the note will mature after thirty-six months.  The monthly note payments will represent interest only on the total balance outstanding.   Costs of securing this debt will be charged to interest expense ratably over the maturity period of the Balloon Note.  The Borrowers will use the proceeds to finance the remaining construction costs of the Pipeline Facilities servicing the Madisonville Plant, and to fund the principal and interest payment due under the Company’s subordinated note agreements on March 1, 2003.

The Balloon Note will be collateralized with letters of credit obtained through Allen Drilling Acquisition Company, a Nebraska corporation (“ADAC”).  Charles A. Holtgraves, a director of the Company, is the president and a director of ADAC, and Larry J. Horbach, a director of the Company, is Secretary and a director of ADAC.  Mr. Holtgraves owns directly no shares of ADAC common stock, and owns 14.65% of an entity that owns 55.56% of the ADAC senior preferred stock.  Such preferred stock has a stated dividend rate equal to two-thirds (66-2/3%) of any Madisonville payments received by ADAC pursuant to the Agreement discussed below.  Mr. Horbach owns no ADAC common or preferred stock.

Under the terms of the agreement with ADAC, dated March 6, 2003 (the “Agreement”), ADAC agreed to provide security acceptable to the Company’s primary bank to allow the Company to borrow the proceeds of the Balloon Note.  In exchange, ADAC will receive, during the term of the Balloon Note, one-half (50%) of the price upside portion only, if any, of the monthly fee to be received by the Company pursuant to the Madisonville project agreements.  Under the Agreement, ADAC will have the option to either: (i) receive at the end of the term of the Balloon Note a lump-sum payment, which when added to the payments received, if any, for the price upside portion, will result in a 15% pre-tax internal rate of return on the $900,000, or (ii) pay off the Balloon Note on or before the end of the Balloon Note term in exchange for a thirty-three and one-third percent (33-1/3%) ownership interest in the Pipeline Facilities from that date forward.  The Company will be obligated to pay the periodic interest payments to the bank during the three-year term of the Balloon Note.  Further, the Company will grant liens, subordinate to the Company’s bank, on the Company’s economic interest in the Madisonville project, its Waxahachie pipeline system, and its Fort Cobb subsidiary.

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

At December 31, 2002, the Company’s long-term debt to total capitalization was approximately 15%.

Natural gas prices as represented by the NYMEX Henry Hub index averaged $3.22 and $4.26 for the years ended December 31, 2002 and 2001.  The natural gas industry is generally optimistic about long-term prospects based on expected demand, the cost of developing prospects and the sales price of natural gas.  The Company’s operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales are made under back-to-back purchase and sales arrangements.  However, natural gas prices can affect exploration and development and result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

The Company sold 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002.  Cash of $839,000 was received at closing, and a contingent payment of up to $260,000 may be received in the fourth quarter of 2003 based on subsequent performance of the assets.

The Company has no other off-balance sheet arrangements at December 31, 2002; however, see Note 5 to the consolidated financial statements.

Critical Accounting Policies

The following accounting policies are considered by management to be the most critical to the fair presentation of the Company’s financial condition, results of operations and cash flows.  The policies are consistently applied in the preparation of the accompanying consolidated financial statements; however, certain reclassifications have been made to the prior period statements to be consistent with the current presentation.

Revenue Recognition Policy

The Company’s sales revenues are generated under back-to-back purchase and sales contracts.  Sales revenues are recognized at the redelivery point, which is the point at which title to the gas transfers.  The Company’s transportation revenues are generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported.  Transportation revenues are recognized at the redelivery point, which is the point at which another party takes physical custody of the gas or liquid hydrocarbons.

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

Other Assets

The Company’s primary other asset, its license for a patented process to remove nitrogen from streams of natural gas, is being amortized to expense over the average 17-year life of the underlying patents.  Investment in the license was $328,568 and $357,277 at December 31, 2002 and 2001, net of accumulated amortization of $92,482 and $63,774, respectively.

Accounting Pronouncements and Recent Regulatory Developments

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which eliminates amortization of goodwill and requires that goodwill and other intangible assets be presented at “fair value” and be periodically assessed for impairment.  The Company adopted this statement effective January 1, 2002.  The impact of adopting this statement on the consolidated financial position and results of operations was not material.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of the liability for asset retirement costs be recognized in an entity’s balance sheet, as both a liability and an increase in the carrying values of such assets, in the periods in which such liabilities can be reasonably estimated.  It also requires allocation of such asset retirement cost to expense over its useful life.  This statement is effective for fiscal years beginning after June 15, 2002 and the Company will implement it for the year ending December 31, 2003.  The impact of adopting this statement on the consolidated financial position or results of operations will not be material.

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

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that are similar to sale-leaseback transactions.  The statement also amends other existing pronouncements.  This statement is effective for fiscal years beginning after May 15, 2002.  The impact of adopting this statement on the consolidated financial position or results of operations will not be material.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting and reporting for costs associated with exit and disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination

Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.  The impact of adopting this statement on the consolidated financial position or results of operations will not be material.

Effective July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Act”) was signed into law. The Act encompasses a broad range of new legislation designed to increase accountability of public companies and investor confidence.  The Act establishes a new regulatory body, the “Public Company Accounting Oversight Board”, under the auspices of the Securities and Exchange Commission (the “SEC”) to oversee audits of companies offering equity or debt securities to the public, and further regulates and redefines the relationship between a registered public accounting firm and its audit clients.  The Act establishes new disclosure requirements for public companies, financial certification standards for public company CEOs and CFOs, restrictions on the ability of officers and directors to engage in certain types of transactions, accelerated reporting of certain types of transactions and new rules of professional responsibility on professionals involved with securities, including attorneys, accountants and securities analysts.  In addition, the Act enhances a number of criminal penalties and enforcement measures available for securities related offenses.  The SEC was directed to study and issue final rules to implement a number of directives contained in the Act, and some of the ensuing rules are discussed below.

In August  2002, among other matters, the SEC adopted amendments to accelerate filing deadlines for certain public reports, and adopted new rules to implement Section 302 of the Act pertaining to financial statement certification and clarify disclosure controls and procedures.  The Company is not subject to the accelerated filing deadlines at this time due to its size, however, it is subject to the financial statement certification and disclosure control rules.  The Company intends to fully comply with all applicable new rules as they become effective.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 of the same name to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  This statement is effective for fiscal years and interim periods ending after December 15, 2002 and the Company has implemented it effective with this filing.  The Company intends to continue using the intrinsic method of accounting for stock-based compensation first allowed under APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  Therefore, the impact of adopting SFAS No. 148 on the consolidated financial statements of the Company is limited to the expanded disclosure requirements of the statement.

In January 2003, the SEC adopted rules implementing Sections 406 and 407 of the Act.  Section 406 of the Act requires public companies to annually disclose whether the Company has adopted a code of ethics for its principal executive and financial officers, and if it has not, to explain why it has not.  Additionally, the rules will require disclosure on a Form 8-K filing any amendments to or waivers from the code of ethics relating to those officers.  Section 407 of the Act requires public companies to disclose annually whether it has at least one “audit committee financial expert”, as defined in the rules, on the Company’s audit committee, and if so, the name of the audit committee financial expert and whether the expert is independent of management.  A company that does not have an audit committee financial expert will be required to disclose this fact and explain why it has no such expert.  Both rules are effective for small business issuers’ annual reports for fiscal years ending on or after December 15, 2003.  The Company intends to make its Code of Ethics available on its website, and to make the required audit committee financial expert disclosures in Part III, Item 9 of its Proxy Statement for the Annual Meeting of Stockholders each year under the caption CORPORATE GOVERNANCE–Audit Committee.

Also in January 2003, the SEC adopted rules implementing section 401(a) of the Act, which requires public companies to disclose “all material off-balance sheet financing transactions, arrangements, obligations (including contingent obligations), and other relationships of the issuer with unconsolidated entities or other persons, that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.”  The rules require an additional section in Management’s Discussion and Analysis for the presentation of this new disclosure, and there are additional rules for companies that are not small business issuers.  The rules are effective for interim and annual filings for periods ending on or after June 15, 2003.  The Company has implemented these new disclosure rules effective with this filing.

Factors Affecting Future Results

The principal objective of the Company is to enhance stockholder value through the execution of certain strategies. These strategies include, among other things: (i) focusing on gathering, transporting, distributing and treating natural gas; (ii) expanding the Company’s asset base in core geographic areas; (iii) participating in the development of sub-quality natural gas reserves to create demand for our services, and; (iv) acquiring or constructing properties in one or more new core areas.

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

The Company’s revenues, particularly in its retail operations, are also affected by weather. Much of the retail demand is for crop irrigation and drying.  Above normal precipitation in the growing season and hot, dry weather in the fall can significantly reduce demand for natural gas on the Fort Cobb distribution system.

ITEM 7.     FINANCIAL STATEMENTS

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2003, under the captions ELECTION OF DIRECTORS, EXECUTIVE OFFICERS OF THE COMPANY, and COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

ITEM 10.   EXECUTIVE COMPENSATION

Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2003, under the caption EXECUTIVE COMPENSATION.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2003, under the captions SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and GOVERNANCE OF THE COMPANY.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held May 21, 2003, under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

The following index sets forth the documents and schedules filed with this Form 10-KSB.

Exhibit	Description of Document
3(a)*	Restated Certificate of Incorporation dated May 26, 1999.
3(a)(1)	Amendment to Restated Certificate of Incorporation dated August 16, 2001, incorporated by reference to Form 10-KSB for the year ended December 31, 2001.
3(b)*	Bylaws, as amended through May 26, 1999.
4(a)*	Form of the Common Stock Certificate.
4(b)	Credit Agreement with Southwest Bank of Texas, N.A. dated February 21, 2002, incorporated by reference to Form 10-KSB for the year ended December 31, 2001.
4(b)(1)	Loan Modification Agreement with Southwest Bank of Texas, N.A. dated August 31, 2002.
10(a)(1)	1994 Incentive and Non-Qualified Stock Option Plan; incorporated by reference to Exhibit 10(a) to Form 10-KSB for the year ended February 28, 1997.
10(a)(2)*	1998 Stock Option Plan.
10(a)(3)*	1998 Outside Directors’ Stock Option Plan.
10(b)(3)	Employment Agreement dated July 1, 2001 with Michael T. Fadden; incorporated by reference to Exhibit 10(b)(3) to Form 10-QSB for the quarterly period ended September 30, 2001.
10(b)(4)	Employment Agreement dated July 1, 2001 with Scott D. Heflin; incorporated by reference to Exhibit 10(b)(4) to Form 10-QSB for the quarterly period ended September 30, 2001.
10(c)*	Executive Compensation Plan approved November 19, 1997.
10(d)*	Houston Office Lease dated January 20, 1998 with Trizec Allen Center Limited Partnership.
10(e)*	Agreement and Plan of Merger dated May 1, 1998 with Abtech Resources, Inc.
10(f)	Master Agreement dated June 15, 2001 by and among Gateway Processing Company, et.al., for the development of the Madisonville Project.
10(f)(1)	First Amended and Restated Master Agreement dated September 12, 2002 for the development of the Madisonville Project.
10(f)(2)	Amendment to First Amended and Restated Master Agreement dated February 5, 2003 for the development of the Madisonville Project.

10(g)	Agreement for Credit Enhancement dated March 6, 2003 by and between Gateway Processing Company, Gateway Pipeline Company and Allen Drilling Acquisition Company.
11	Statement Regarding Computation of Earnings Per Share.
21	Subsidiaries.
23	Consent of Deloitte & Touche LLP.
99.1	Officer certification pursuant to Sarbanes-Oxley Act of 2002, Section 906.

* Incorporated by reference to Form 10-KSB for the year ended February 28, 1999.

(b)   REPORTS ON FORM 8-K

None

ITEM 14.   CONTROLS AND PROCEDURES

As required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer.  Based upon that evaluation, the President and Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal controls, or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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
Date: March 27, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael T. Fadden	Director	March 27, 2003
Michael T. Fadden

/s/ John B. Ewing	Director	March 27, 2003
John B. Ewing

/s/ Scott D. Heflin	Director	March 27, 2003
Scott D. Heflin

/s/ Earl P. Hoffman	Director	March 27, 2003
Earl P. Hoffman

/s/ Charles A. Holtgraves	Director	March 27, 2003
Charles A. Holtgraves

/s/ L. J. Horbach	Director	March 27, 2003
Larry J. Horbach

/s/ Gary A. McConnell	Director	March 27, 2003
Gary A. McConnell

/s/ Abe Yeddis	Director	March 27, 2003
Abe Yeddis

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

OFFICER CERTIFICATION

I, Michael T. Fadden, certify that:

1. I have reviewed this annual report on Form 10-KSB of Gateway Energy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ Michael T. Fadden
Michael T. Fadden
President and Chief Executive Officer

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

OFFICER CERTIFICATION

I, Scott D. Heflin, certify that:

1. I have reviewed this annual report on Form 10-KSB of Gateway Energy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ Scott D. Heflin
Scott D. Heflin
Chief Financial Officer and Treasurer

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Gateway Energy Corporation

We have audited the accompanying consolidated balance sheets of Gateway Energy Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the 2002 and 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway Energy Corporation and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas

March 21, 2003

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS

Current Assets
Cash and cash equivalents	$80,888	$141,337
Certificates of deposit	653,595	671,164
Trade accounts receivable, net of reserve of $130,832	942,245	908,593
Note receivable	—	110,860
Inventories, at average cost	48,845	56,347
Prepaid expenses and other assets	145,536	103,358
Total current assets	1,871,109	1,991,659

Property and Equipment, at cost
Gas gathering, processing and transportation	8,336,937	9,489,890
Office furniture and other equipment	806,338	670,904
	9,143,275	10,160,794
Less accumulated depreciation and amortization	3,192,085	3,967,465
	5,951,190	6,193,329
Other Assets
Investment in AET license, net of accumulated amortization of $92,482 and $63,774 in 2002 and 2001	328,568	357,277
Other	78,702	62,498
	407,270	419,775
	$8,229,569	$8,604,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$741,432	$690,691
Accrued expenses and other liabilities	130,342	126,724
Notes payable	651,029	234,200
Current maturities of long-term debt	439,458	297,308
Total current liabilities	1,962,261	1,348,923

Long-term debt, less current maturities	967,299	1,080,015

Stockholders’ Equity
Preferred stock - $1.00 par value; 10,000 shares authorized; no shares issued and outstanding in 2002 and 2001	—	—
Common stock - $0.25 par value; 35,000,000 shares authorized; 15,426,317 and 15,354,880 shares issued and outstanding in 2002 and 2001	3,856,577	3,838,720
Additional paid-in capital	16,004,905	15,976,959
Accumulated deficit	(14,561,473)	(13,639,854)
	5,300,009	6,175,825
	$8,229,569	$8,604,763

The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001

Operating revenues
Sales of natural gas	$5,908,718	$7,623,714
Transportation of natural gas and liquids

598,474

980,065

Treating and other	180,128	143,502
	6,687,320	8,747,281
Operating costs and expenses
Cost of natural gas purchased

4,335,194

5,728,160

Operation and maintenance

869,823

1,078,978

Depreciation and amortization

531,796

542,888

Dry hole cost

—

133,129

General and administrative

1,874,410

1,976,776

7,611,223

9,459,931

Operating loss

(923,903

)

(712,650

)

Other income (expense)
Interest income

30,037

45,349

Interest expense

(200,998

)

(237,843

)

Interest capitalized

24,260

—

Gain on disposal of assets

919

2,500

Other (expense) income, net	61,455	(10,116)
	(84,327)	(200,110)
Loss from continuing operations

	(1,008,230

)

(912,760

)

Discontinued operations
Operations of properties sold (Note 3)

	22,746

84,751

Gain on sale of properties	63,865	—
	86,611	84,751
Net loss	$(921,619)	$(828,009)

Basic and diluted loss per share:
Continuing operations	$(0.07)	$(0.06)
Discontinued operations	0.01	0.01
Net loss	$(0.06)	$(0.05)

Weighted average number of common shares outstanding:
Basic

15,395,589

15,338,346

Diluted

15,410,938

15,445,293

The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Accumulated Deficit	Total
	Common Stock
	Shares	Amount

Balance at January 1, 2001	15,312,128	$3,828,032	$15,961,379	$(12,811,845)	$6,977,566

Net loss	—	—	—	(828,009)	(828,009)

Director compensation under stock award plans	46,512	11,628	18,372	—	30,000

Retirement of common stock	(3,760)	(940)	(2,792)	—	(3,732)

Balance at December 31, 2001	15,354,880	3,838,720	15,976,959	(13,639,854)	6,175,825

Net loss	—	—	—	(921,619)	(921,619)

Director compensation under stock award plans	71,437	17,857	12,143	—	30,000

Stock option compensation expense related to variable price awards	—	—	15,803	—	15,803

Balance at December 31, 2002	15,426,317	$3,856,577	$16,004,905	$(14,561,473)	$5,300,009

The accompanying notes are an integral part of this statement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
Net loss	$(921,619)	$(828,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, including $75,874 and $223,445 related to discontinued operations in 2002 and 2001, respectively	607,668	736,333
Gain on disposal of assets	(64,784)	(2,500)
Reserve for uncollectible receivables	—	130,832
Noncash stock option compensation expense	15,803	—
Other noncash expenses, net	62,051	27,673
Net change in cash and cash equivalents resulting from changes in:
Trade accounts receivable	(33,652)	771,457
Inventories	7,502	3,445
Prepaid expenses and other current assets	(42,178)	26,341
Accounts payable	50,741	(939,107)
Accrued expenses and other liabilities	3,618	23,404
Net cash used in operating activities	(314,850)	(50,131)

Cash flows from investing activities
Capital expenditures	(1,188,108)	(651,947)
Additional investment in AET license	—	(90,000)
Note receivable	110,860	8,891
Proceeds from sale of properties	925,000	2,500
Decrease in certificates of deposit	17,569	20,223
Net cash used in investing activities	(134,679)	(710,333)

Cash flows from financing activities
Proceeds from borrowings	1,486,515	2,018,826
Payments on borrowings	(1,067,923)	(1,284,660)
Debt issue costs	(29,512)	—
Retirement of common stock	—	(3,732)
Net cash provided by financing activities	389,080	730,434

Net change in cash and cash equivalents	(60,449)	(30,030)
Cash and cash equivalents at beginning of year	141,337	171,367
Cash and cash equivalents at end of year	$80,888	$141,337

Supplemental cash flow information
Cash paid for interest	$186,452	$213,193

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

The Company owns and operates natural gas gathering, transportation and distribution systems and related facilities in Texas and Oklahoma, and offshore in Texas and federal waters of the Gulf of Mexico.  The Company also has an exclusive license in the continental U.S. for a patented technology for the rejection of nitrogen from natural gas streams.

(2)       Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.  Certain reclassifications have been made to the prior period statements to be consistent with the current presentation.

Revenue Recognition Policy

The Company’s sales revenues are generated under back-to-back purchase and sales contracts.  Sales revenues are recognized at the redelivery point, which is the point at which title to the gas transfers.  The Company’s transportation revenues are generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported.  Transportation revenues are recognized at the redelivery point, which is the point at which another party takes physical custody of the gas or liquid hydrocarbons.

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

For the years ended December 31, 2002 and 2001, depreciation expense was $578,960 and $682,227, respectively.

Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying value.  The amount of impairment is measured by comparing the fair value of the asset to its carrying amount.

Other Assets

The Company’s primary other asset, its license for a patented process to remove nitrogen from streams of natural gas, is being amortized to expense over the average 17-year life of the underlying patents.  Investment in the license was $328,568 and $357,277 at December 31, 2002 and 2001, net of accumulated amortization of $92,482 and $63,774, respectively.

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

Stock-Based Compensation

At December 31, 2002, the Company has a stock-based employee compensation plan which is described more fully in Note 8.  The Company accounts for that plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees”, and related Interpretations.  No stock-based employee compensation cost (except for the compensation expense related to repriced options discussed in Note 8) is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock at the date of grant.

The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model.  The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.  The fair value of the Company’s stock-based awards (including the repricing discussed in Note 8) was estimated assuming no expected dividends and the following weighted average assumptions for the years ended December 31, 2002 and 2001:

	December 31,
	2002	2001
Expected life in years	5.2	5.9
Expected stock price volatility	96%	104%
Risk-free interest rate	3.82%	4.56%
Average fair value per option	$0.27	$0.23

For pro forma purposes, the estimated value of the Company’s stock-based awards to employees is amortized over the options’ vesting period.  The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation for the years ended December 31, 2002 and 2001:

	December 31,
	2002	2001
Net loss – as reported	$(921,619)	$(828,009)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17,533)	(22,100)
Net loss – pro forma	$(939,152)	$(850,109)

Basic and diluted net loss per share – as reported	$(0.06)	$(0.05)
Basic and diluted net loss per share – pro forma	$(0.06)	$(0.05)

Earnings Per Share

Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  For the years ended December 31, 2002 and 2001, the diluted loss per common share is the same as basic since the effect of 15,349 and 106,947, respectively, potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive.

The Company issued 71,437 shares of common stock to its directors in June 2002 as part of their annual compensation.

Accounting Pronouncements and Recent Regulatory Developments

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which eliminates amortization of goodwill and requires that goodwill and other intangible assets be presented at “fair value” and be periodically assessed for impairment.  The Company adopted this statement effective January 1, 2002.  The impact of adopting this statement on the consolidated financial position and results of operations was not material.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of the liability for asset retirement costs be recognized in an entity’s balance sheet, as both a liability and an increase in the carrying values of such assets, in the periods in which such liabilities can be reasonably estimated.  It also requires allocation of such asset retirement cost to expense over its useful life.  This statement is effective for fiscal years beginning after June 15, 2002 and the Company will implement it for the year ending December 31, 2003.  The impact of adopting this statement on the consolidated financial position or results of operations will not be material.

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

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that are similar to sale-leaseback transactions.  The statement also amends other existing pronouncements.  This statement is effective for fiscal years beginning after May 15, 2002.  The impact of adopting this statement on the consolidated financial position or results of operations will not be material.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting and reporting for costs associated with exit and disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.  The impact of adopting this statement on the consolidated financial position or results of operations will not be material.

Effective July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Act”) was signed into law. The Act encompasses a broad range of new legislation designed to increase accountability of public companies and investor confidence.  The Act establishes a new regulatory body, the “Public Company Accounting Oversight Board”, under the auspices of the Securities and Exchange Commission (the “SEC”) to oversee audits of companies offering equity or debt securities to the public, and further regulates and redefines the relationship between a registered public accounting firm and its audit clients.  The Act establishes new disclosure requirements for public companies, financial certification standards for public company CEOs and CFOs, restrictions on the ability of officers and directors to engage in certain types of transactions, accelerated reporting of certain types of transactions and new rules of professional responsibility on professionals involved with securities, including attorneys, accountants and securities analysts.  In addition, the Act enhances a number of criminal penalties and enforcement measures available for securities related offenses.  The SEC was directed to study and issue final rules to implement a number of directives contained in the Act, and some of the ensuing rules are discussed below.

In August  2002, among other matters, the SEC adopted amendments to accelerate filing deadlines for certain public reports, and adopted new rules to implement Section 302 of the Act pertaining to financial statement certification and clarify disclosure controls and procedures.  The Company is not subject to the accelerated filing deadlines at this time due to its size, however, it is subject to the financial statement certification and disclosure control rules.  The Company intends to fully comply with all applicable new rules as they become effective.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 of the same name to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  This statement is effective for fiscal years and interim periods ending after December 15, 2002 and the Company has implemented it effective with this filing.  The Company intends to continue using the intrinsic method of accounting for stock-based compensation first allowed under APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  Therefore, the impact of adopting SFAS No. 148 on the consolidated financial statements of the Company is limited to the expanded disclosure requirements of the statement.

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

(3)       Acquisitions and Divestitures

The Company made total capital expenditures of approximately $1,188,000 in 2002, primarily in connection with the construction of the pipelines servicing the Madisonville Plant—a four-inch gathering line, a three-inch injection line and the ten-inch pipeline to transport the pipeline quality gas (the “Pipeline Facilities”)— and the addition of a new pipeline interconnection on the Waxahachie pipeline system.  As of December 31, 2002, $1,071,000 had been paid or accrued for the Madisonville project.  As of that date, the Company had acquired the necessary rights-of-way, performed the majority of engineering and other design work, entered into contracts or placed orders for most of the materials, and was reviewing various supplier and contractor bids.  The Company expects its capital commitment in this project to be approximately $2.5 million.  See discussion of the remaining financing required to complete the project in Note 5 to the consolidated financial statements.

The Company sold from its onshore segment 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002.  Cash of $839,000 was received at closing, and a contingent payment of up to $260,000 may be received in the fourth quarter of 2003 based on subsequent performance of the assets.  Additionally, effective September 30, 2002, the Company sold its interest in an onshore joint venture that owned a south Texas natural gas gathering system for $85,000 cash.  A net gain of $63,865 was recognized in the accompanying financial statements in connection with these sales, not including the contingent payment.  A portion of the aggregate proceeds from the sales was used by the Company to fund part of its Madisonville, Texas project.  The operations of the assets sold and the related gain on disposal have been presented in the consolidated statement of operations as discontinued operations for the years ended December 31, 2002 and 2001.  At December 31, 2001, the net book value of these assets was $913,064 and was included in the consolidated balance sheet as gas gathering, processing and transportation property and equipment

During 2001 the Company paid $601,333, including accrued interest of $78,333, representing the remaining purchase cost of the Waxahachie pipeline system acquired effective April 1994.  The purchase agreement provided a formula to determine what, if any, remaining amount would be due to the seller based on achievement of certain asset performance goals.  The system achieved the specified goals during the second quarter of 2001, and the accompanying financial statements reflect that additional investment in gas distribution assets.

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

(4)       Dry Hole Cost

During the first quarter of the 2001, Gateway Processing Company participated as a non-operating working interest owner in the drilling of a natural gas well on a prospect in the Sacramento Basin, California.  The well was expected to yield high-nitrogen natural gas reserves and employ the Company’s licensed nitrogen rejection process to meet pipeline quality specifications.  The well was determined to be uneconomic and was abandoned.  The accompanying consolidated statement of operations for the year ended December 31, 2001 includes an impairment charge against earnings of $133,129 reflecting the abandonment of this project, plus late costs related to a prior project.

(5)       Debt

Notes Payable

The Company’s operating line of credit provides for maximum borrowings of $500,000 through June 20, 2003.  Interest is payable monthly at 5.3% per annum and principal is due on demand, or if no demand is made, at maturity.  The line is collateralized by a $500,000 certificate of deposit earning interest at 4.3% per annum.  The Company had $7,486 of available borrowings under the agreement as of December 31, 2002.

The Company’s revolving credit agreement provides for maximum available borrowings of up to $250,000 through May 22, 2003.  Principal outstanding under the agreement accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually.  Costs of obtaining this debt totaled $4,932 and are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb uses the proceeds from time to time for general working capital purposes.  The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company.  The Company had $91,485 of available borrowings under the agreement as of December 31, 2002.

Long-term Debt

Long-term debt consists of the following:

	December 31,
	2002	2001
Subordinated notes	$436,372	$643,029
Term note – Fort Cobb	670,385	734,294
Term note – Madisonville	300,000	—
	1,406,757	1,377,323
Less current maturities	439,458	297,308
	$967,299	$1,080,015

Subordinated Notes

In connection with the Recapitalization that was effective March 1, 1997, the Company issued subordinated promissory notes with a face amount of $1,171,700.  The stated interest rate is 10% payable quarterly with equal annual principal payments beginning on March 1, 2000 and continuing through March 1, 2004.  The Company calculated the fair market value of the notes to be $978,000 at March 1, 1997 and recorded the difference between fair value and the face amount as discount on subordinated notes.  The discount is being amortized to interest expense using the interest method over the term of the subordinated notes.  Such charge to interest expense was $27,670 for the years ended December 31, 2002 and 2001.  As a result, the effective interest rate of the subordinated notes is 15%.

At the time of filing this report, principal and interest totaling $245,649 which was due under these notes on March 1, 2003 remained unpaid.  Under the terms of the subordinated notes, the Company has a sixty-day period in which to make this payment and prevent acceleration of the remaining outstanding principal.  The Company intends to make the March 1, 2003 payments as soon as the Balloon Note, discussed below, is funded.

Term Note – Fort Cobb

Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank.  Principal outstanding under the note accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The interest rate at December 31, 2002 was 8%.  The note requires monthly payments ranging from $7,500 to $13,008, with the balance under the note due June 1, 2008.  Costs of obtaining this debt totaled $14,795 and are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb used the proceeds to refinance its borrowings from the Company, and the Company used the proceeds for general corporate purposes.

Term Note – Madisonville

Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company (the “Borrowers”) entered into a term credit agreement with a bank.  Under the agreement, as amended effective August 31, 2002, the Borrowers may borrow through February 28, 2003 up to $1.5 million in one or more advances.  Principal outstanding under the note accrues interest at a fixed rate of 7¼% and the note matures August 31, 2005.  The monthly note payments through February 28, 2003 represent interest only, and thereafter the note requires monthly payments of principal and interest ranging from $9,063 to $54,819 if the maximum available under the agreement is borrowed.  If less than the maximum amount is borrowed, the monthly payments are proportionately reduced.  The Borrowers are using the proceeds to finance the construction of gathering and sales pipelines servicing the Madisonville Plant.  The agreement is collateralized with the Company’s economic interest in the Madisonville project and the Waxahachie pipeline system, and the Company has guaranteed the loan and pledged the common stock of the Borrowers.  The Company had $300,000 outstanding under the agreement as of December 31, 2002.  Interest of $24,260 related to this project was capitalized through December 31, 2002.  Costs of securing this debt, as amended, were $43,860 and are being charged to interest expense ratably over the maturity period of the note.

At March 21, 2003, the Company and the bank had agreed in principle to amend the Madisonville term credit agreement and were in the process of preparing new loan documents.  Under the amended credit agreement, the Borrowers will be able to borrow through June 30, 2003 and the maturity date will be revised to December 31, 2005.  The monthly note payments through June 30, 2003 will represent interest only, and thereafter the agreement will require monthly payments of principal and interest.  Also at March 21, 2003, the Company and the bank had agreed in principle to all major terms and conditions of the Balloon Note, defined below.  The ultimate form of the amendment and the agreement will not be known until all of the documentation is complete; however, both agreements will include cross default and cross collateral provisions.  The Balloon Note is further described below.  All other terms and conditions of the Madisonville term credit agreement will remain the same.

Balloon Note – Madisonville

At March 21, 2003, the Company and the bank had agreed in principle to all major terms and conditions of a balloon credit agreement (the “Balloon Note”).  Under the Balloon Note agreement, the Borrowers will be able to borrow through June 30, 2003 up to $900,000 in one or more advances.  Principal outstanding under the Balloon Note will accrue interest at a fixed rate of 7¼% and the note will mature after thirty-six months.  The

monthly note payments will represent interest only on the total balance outstanding.   Costs of securing this debt will be charged to interest expense ratably over the maturity period of the Balloon Note.  The Borrowers will use the proceeds to finance the remaining construction costs of the Pipeline Facilities servicing the Madisonville Plant, and to fund the principal and interest payment which was due under the Company’s subordinated note agreements on March 1, 2003.

The Balloon Note will be collateralized with letters of credit obtained through Allen Drilling Acquisition Company, a Nebraska corporation (“ADAC”).  Charles A. Holtgraves, a director of the Company, is the president and a director of ADAC, and Larry J. Horbach, a director of the Company, is Secretary and a director of ADAC.  Mr. Holtgraves owns directly no shares of ADAC common stock, and owns 14.65% of an entity that owns 55.56% of the ADAC senior preferred stock.  Such preferred stock has a stated dividend rate equal to two-thirds (66-2/3%) of any Madisonville payments received by ADAC pursuant to the Agreement discussed below.  Mr. Horbach owns no ADAC common or preferred stock.

Under the terms of the agreement with ADAC, dated March 6, 2003 (the “Agreement”), ADAC agreed to provide security acceptable to the Company’s primary bank to allow the Company to borrow the proceeds of the Balloon Note.  In exchange, ADAC will receive, during the term of the Balloon Note, one-half (50%) of the price upside portion only, if any, of the monthly fee to be received by the Company pursuant to the Madisonville project agreements.  Under the Agreement, ADAC will have the option to either: (i) receive at the end of the term of the Balloon Note a lump-sum payment, which when added to the payments received, if any, for the price upside portion, will result in a 15% pre-tax internal rate of return on the $900,000, or (ii) pay off the Balloon Note on or before the end of the Balloon Note term in exchange for a thirty-three and one-third percent (33-1/3%) ownership interest in the Pipeline Facilities from that date forward.  The Company will be obligated to pay the periodic interest payments to the bank during the three-year term of the Balloon Note.  Further, the Company will grant liens, subordinate to the Company’s bank, on the Company’s economic interest in the Madisonville project, its Waxahachie pipeline system, and its Fort Cobb subsidiary.

Letters of Credit

As of December 31, 2002, the Company had outstanding letters of credit totaling $548,595.

Aggregate Future Maturities

Aggregate future maturities of long-term debt, excluding the Balloon Note and before amortization of discount, are as follows:

	Excluding Madisonville	Madisonville (1)	Total
2003	335,697	278,716	614,413
2004	344,109	588,586	932,695
2005	118,895	632,698	751,593
2006	128,763	—	128,763
2007	139,450	—	139,450
Thereafter	74,007	—	74,007

(1)          Assuming the Madisonville Term Note is fully advanced.  The future maturities will be proportionately less if less than the maximum under the Note is advanced.

(6)       Note Receivable

The Company’s note receivable was from the Company’s former joint venture partner, bore interest at an annual rate of 7% and matured on December 1, 2002.  The note, which was collateralized with two pipeline systems, was paid in full during 2002.

(7)       Income Taxes

The Company recorded no provision for income taxes during the years ended December 31, 2002 and 2001, due to its net losses for those periods.  The differences between income taxes computed using the average statutory federal income tax rate of 34% and the zero provision recorded for each of the periods presented follow:

	December 31,
	2002	2001
Taxes at statutory rate	$(313,350)	$(281,523)
Increase in valuation allowance	262,160	279,580
Other nondeductible expenses	3,583	12,907
Other	47,607	(10,964)
	$—	$—

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities follow:

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$2,205,954	$1,931,612
Property and equipment	619,466	681,367
Other	74,462	24,746
	2,899,885	2,637,725
Valuation allowance	(2,899,885)	(2,637,725)
	$—	$—

The increase in the valuation allowance for each period presented was primarily due to the increase in, net of any expiration of, net operating loss carryforwards.

At December 31, 2002, the Company had approximately $6,488,000 of federal net operating loss carryforwards which may be applied against future taxable income and which expire from 2003 through 2022.

(8)       Common Stock Option and Warrant Plans

Stock-Based Employee Compensation Plans

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

In November 1999 a total of 225,750 options, with a weighted average exercise price of $0.80, were repriced to $0.40 and, accordingly, are valued each quarter under variable award accounting rules.  The following table summarizes stock option and warrant information for the years ended December 31, 2002 and 2001:

	December 31, 2002		December 31, 2001
	Options/ warrants	Weighted average exercise price	Options/ warrants	Weighted average exercise price
Outstanding at beginning of period	630,750	$0.40	525,750	$0.39
Granted	85,000	0.27	105,000	0.50
Canceled/Expired	(68,333)	0.37	—	—
Outstanding at end of period	647,417	0.39	630,750	0.40
Options exercisable at end of period	490,750	0.41	435,750	0.41
Options available for grant at end of period	263,333		280,000

The following table summarizes information about options and warrants outstanding at December 31, 2002:

	Options/warrants outstanding
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Options/warrants exercisable
				Number exercisable	Weighted average exercise price
$ 0.25 to 0.34	208,334	7.72	$0.28	101,667	$0.29
0.40 to 0.53	439,083	5.35	0.44	389,083	0.44
$ 0.25 to 0.53	647,417	6.11	0.39	490,750	0.41

Non-Employee Common Stock Options and Warrants

The Company has a stock option plan and one agreement under which non-employee directors and another party have been granted nonqualified stock options or warrants to purchase the Company’s common stock.  Generally, the options are exercisable immediately and expire ten years after the date of grant, or 12 months after cessation of service on the Company’s Board if sooner, in the case of director options.  All options or warrants issued have exercise prices of not less than 100% of the fair market value on date of grant.

The following is a summary of the status of the Company’s non-employee options and warrants for the years ended December 31, 2002 and 2001:

	December 31, 2002		December 31, 2001
	Options/ warrants	Weighted average exercise price	Options/ warrants	Weighted average exercise price
Outstanding and exercisable at beginning of period	301,975	$1.40	301,975	$1.40
Canceled/Expired	(101,975)	2.03	—	—
Outstanding and exercisable at end of period	200,000	1.08	301,975	1.40

The following table summarizes information about options and warrants outstanding at December 31, 2002:

	Options/warrants outstanding and exercisable
Range of exercise prices	Number outstanding and exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$ 0.56 to 0.63	50,000	5.31	$0.59
1.25	150,000	1.89	1.25
$ 0.56 to 1.25	200,000	2.75	1.08

At December 31, 2002, the Company had a combined total of 847,417 common stock options and warrants outstanding, 690,750 of which were exercisable.  At December 31, 2001, the Company had a combined total of 932,725 common stock options and warrants outstanding, 737,725 of which were exercisable.

(9)       Employee Benefit Plan

The Company manages its staffing under employee leasing agreements with Administaff, Inc. (“Administaff”).  Employees of the Company are eligible to participate in the Administaff 401(k) plan, under which the Company matches 50% of employee contributions to the plan up to a maximum 3% of each employee’s base salary.  The Company believes it is in substantial compliance with the Employee Retirement Income and Security Act of 1974 and other laws which would govern the plan.  Prior to its association with Administaff, the Company had a predecessor 401(k) plan, and the Company has requested a ruling from the IRS on the former plan qualification status in order to allow employees to rollover investment balances into the Administaff plan.

The Company’s contributions to the 401(k) plan were $32,244 and $27,764 for the years ended December 31, 2002 and 2001.

(10)     Leases

The Company has no noncancelable operating leases at December 31, 2002.  The Company leases office space in Houston, Texas under a lease agreement expiring in March 2008 that is cancelable with six months notice.  Six months of lease payments total $46,322.  The Company issued a Letter of Credit in favor of the lessor in the amount of $23,595, collateralized by a certificate of deposit in the same amount.

The Company also has various month-to-month equipment operating leases.  Rent expense from all leases totaled approximately $132,032 and $128,287 for the years ended December 31, 2002 and 2001.

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

Hanover’s facilities (the “Madisonville Plant”), designed initially to treat 18,000 Mcf per day, and the related pipelines to be installed by Gateway Pipeline Company—a four-inch gathering line, a three-inch injection line and the ten-inch pipeline to transport the treated residue gas (the “Pipeline Facilities”)—are expected to be on stream during the second quarter of 2003.  The Company expects its capital commitment in this project to be approximately $2.5 million.  As of December 31, 2002, $1,071,000 had been paid or accrued for this project.  See Note 5 for a description of the Company’s financing related to this project.

The Company and its subsidiaries are parties to litigation and claims arising in the ordinary course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims, will not be material to the consolidated financial statements.

(12)     Financial Instruments

The following table reflects the financial instruments for which the fair value is different from the carrying amount of such financial instrument in the accompanying balance sheets as of December 31, 2002 and 2001.  The carrying amount of cash and cash equivalents, certificates of deposit, trade receivables, trade payables and short-term borrowings approximate fair value because of the short maturity of those instruments.  The carrying amount of the term note approximates fair value because of its variable interest rate.  The fair value of the Company’s financial instruments is based upon current borrowing rates available for financings with similar terms and maturities, and is not representative of the amount that could be settled, nor does the fair value amount consider the tax consequences, if any, of settlement.

	December 31, 2002		December 31, 2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Note receivable	$—	$—	$110,860	$108,647
Subordinated notes	(436,372)	(432,435)	(643,029)	(648,186)
Madisonville term note	(300,000)	(291,082)	—	—

(13)     Segments, Major Customers and Concentrations

All of the Company’s operations are in the domestic U.S. and the Gulf of Mexico in Texas and federal waters.  The Company’s management reviews and evaluates the operations separately of three main segments—Onshore Operations, Offshore Operations and Fort Cobb Operations.  Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance.  Onshore Operations include natural gas gathering, transportation and distribution activities in Texas and Oklahoma.  Offshore Operations include natural gas and liquid hydrocarbon gathering and transportation activities in the Gulf of Mexico in Texas and federal waters.  The principal markets for the Onshore segment are industrial customers, and for the Offshore segment they are affiliates of large intrastate and interstate pipeline companies.  Fort Cobb Operations are comprised of a local natural gas distribution company in Oklahoma.  This segment supplies natural gas to approximately 2,350 customers, principally for irrigation and crop drying fuel for farming cooperatives, and residential fuel.

During 2002 the Company sold 14 of its onshore pipeline systems and its interest in a joint venture that owned a south Texas natural gas gathering system (the “Sold Properties”), and the operating results of those properties are presented in the accompanying statement of operations as discontinued operations.  The figures for both years presented below have been restated to remove the operating results of those properties.

The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements.  The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses.  Such amounts are before general and administrative expense, depreciation, interest income or expense or income taxes.  Inter-segment sales of $906,000 and $1,502,000 were eliminated during consolidation for the years ended December 31, 2002 and 2001.

Summarized financial information of the Company’s reportable segments,and a reconciliation of operating margin to consolidated net loss, is presented below:

	Year Ended December 31,
	2002	2001

Onshore Operations
Revenues	$4,058,396	$4,949,772
Operating margin	493,715	718,530
Depreciation and amortization	195,818	205,139
Total assets	4,115,709	4,331,501

Offshore Operations
Revenues	771,122	1,107,586
Operating margin	521,286	610,919
Depreciation and amortization	141,650	139,928
Total assets	1,742,505	1,791,730

Fort Cobb Operations
Revenues	1,857,802	2,689,923
Operating margin	467,301	610,694
Depreciation and amortization	194,328	197,821
Total assets	2,371,355	2,481,532

Total
Revenues	6,687,320	8,747,281
Operating margin	1,482,302	1,940,143
Depreciation and amortization	531,796	542,888
Total assets	8,229,569	8,604,763

Reconciliation to net loss
Operating margin	$1,482,303	$1,940,143
Depreciation and amortization	531,796	542,888
Dry hole cost	—	133,129
General & administrative	1,874,410	1,976,776
Other income (expense) – net	(84,327)	(200,110)
Discontinued operations – see Note 3	86,611	84,751
Net loss	$(921,619)	$(828,009)

The following table sets forth the Company’s major customers and their percent of total revenues.  All of the listed entities are customers of the onshore segment.

	December 31,
	2002	2001
Dart Container Corporation	36%	20%
Owens Corning Fiberglas Corporation	34%	19%
Infinite Energy, Inc.	10%	—
Enron North America Corporation	—	10%

The Company’s natural gas pipeline operations have a diverse customer base in the natural gas transmission, distribution and petrochemical industries. This diversity of customers may reduce the Company’s overall exposure to credit risk, in that the customers may not be similarly affected by the changes in economic or other conditions. The Company’s accounts receivable are generally not collateralized.

As noted above, approximately 10% of the Company’s gross sales for the year ended December 31, 2001 were to Enron North America (“ENA”), one of the Enron companies that filed for protection from creditors under Chapter 11 of the U.S. bankruptcy code on December 2, 2001.  The Company replaced ENA as a customer with no lapse in operations.  Accordingly, the Company believes that a loss of a major supplier or customer could be readily replaced and would not have a material adverse effect on its financial position, results of operations or cash flows.

The Company has three certificates of deposit with two financial institutions at December 31, 2002 totaling $653,595.  The balances are insured by the Federal Deposit Insurance Corporation up to $105,000.  These time deposits collateralize the Company’s operating line of credit and certain other obligations.  The Company believes it is not exposed to any significant credit risk.