Form 10QSB
period 2003-03-31
GATEWAY ENERGY CORP/NE
filed 2003-05-15
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(713) 336-0844
(Issuer’s telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 5, 2003, the Issuer had 15,426,317 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes  ☐   No  ☒

FORM 10-QSB

Part I

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

March 31, 2003

(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$96,677
Certificates of deposit	654,258
Trade accounts receivable, net of reserve of $130,832	1,673,616
Inventories, at average cost	51,388
Prepaid expenses and other assets	300,741
Total current assets	2,776,680

Property and Equipment, at cost
Gas gathering, processing and transportation	9,502,666
Office furniture and other equipment	802,177
10,304,843
Less accumulated depreciation and amortization	3,268,190
7,036,653
Other Assets
Investment in AET license, net of accumulated amortization of $99,658	321,392
Other	76,203
397,595
$10,210,928
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,058,345
Accrued expenses and other liabilities	89,688
Notes payable	610,364
Current maturities of long-term debt	981,593
Total current liabilities	3,739,990

Noncurrent Liabilities
Future asset retirement obligations	205,625

Long-term Debt, less current maturities	1,152,049

Stockholders’ Equity
Preferred stock – $1.00 par value; 10,000 shares authorized; no shares issued and outstanding	—
Common stock – $0.25 par value; 35,000,000 shares authorized; 15,426,317 shares issued and outstanding	3,856,579
Additional paid-in capital	15,989,100
Accumulated deficit	(14,732,415)
5,113,264
$10,210,928

The accompanying notes are an integral part of this statement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Operating revenues
Sales of natural gas	$2,690,571	$1,200,391

Transportation of natural gas and liquids

107,151

159,845

Treating and other	36,369	63,678
	2,834,091	1,423,914
Operating costs and expenses
Cost of natural gas purchased

2,108,808

783,193

Operation and maintenance

228,400

218,090

Depreciation and amortization

133,821

132,847

General and administrative

395,358

488,426

	2,866,387	1,622,556
Operating loss

(32,296

)

(198,642

)

Other income (expense)
Interest income

6,953

15,571

Interest expense

(58,012

)

(47,924

)

Interest capitalized

11,226

3,079

Gain (loss) on disposal of assets

5,807

919

Other income (expense), net

1,157

18,441

	(32,869)	(9,914)

Loss from continuing operations

(65,165

)

(208,556

)

Discontinued operations
Operations of properties sold – see Note 3	—	(20,575)

Loss before cumulative effect of change in accounting principle	(65,165)	(229,131)

Cumulative effect of change in accounting for future asset retirement obligations – see Note 2	(105,777)	—

Net Loss	$(170,942)	$(229,131)

Basic and diluted loss per share
Continuing operations	$—	$(0.01)
Discontinued operations	—	—
Cumulative effect of change in accounting principle	(0.01)	—
Net loss	$(0.01)	$(0.01)

Pro Forma amounts assuming the new principle is applied retroactively
Loss from continuing operations	$(65,165)	$(212,400)
Loss per basic and diluted common share outstanding	$—	$(0.01)
Net Loss	$(65,165)	$(232,975)
Net loss per basic and diluted common share outstanding	$—	$(0.01)

Weighted average number of common shares outstanding:
Basic	15,426,317	15,354,880
Diluted	15,449,662	15,389,755

The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities
Net loss	$(170,942)	$(229,131)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Cumulative effect of change in accounting principal	105,777	—
Depreciation and amortization (including $48,375 related to discontinued operations in 2002)	133,821	181,222
Gain on disposal of assets	(5,807)	(919)
Stock option compensation	(15,803)	—
Accretion expense	3,618	—
Other noncash expenses, net	6,917	4,318
Change in assets and liabilities:
Trade accounts receivable	(731,371)	7,673
Inventories	(2,543)	(671)
Prepaid expenses and other current assets	(154,541)	(102,056)
Accounts payable	1,316,913	55,465
Accrued expenses and other liabilities	(40,654)	(43,027)
Net cash provided (used) by operating activities	445,385	(127,126)

Cash flows from investing activities
Capital expenditures	(1,124,570)	(191,795)
Proceeds from sale of properties	14,500	1,000
Note receivable	—	26,991
Increase in certificate of deposit	(663)	—
Net cash used in investing activities	(1,110,733)	(163,804)

Cash flows from financing activities
Proceeds from borrowings	744,160	828,000
Payments on borrowings	(64,857)	(286,916)
Debt issue costs	1,834	—
Net cash provided by financing activities	681,137	541,084

Net increase in cash and cash equivalents	15,789	250,154
Cash and cash equivalents at beginning of period	80,888	141,337

Cash and cash equivalents at end of period	$96,677	$391,491

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$45,229	$43,266

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

The accompanying consolidated financial statements have been prepared by the Company, without audit.  In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

The Company owns and operates natural gas gathering, transportation and distribution systems and related facilities in Texas and Oklahoma, and offshore in Texas state and federal waters of the Gulf of Mexico. The Company also pursues projects that employ its nitrogen rejection technology, and is actively evaluating several such projects.  These projects are located in geographic areas with well known concentrations of high nitrogen natural gas reserves.  The Company has a technological advantage in this niche, due to its exclusive U.S. license for the nitrogen rejection process.  Additionally, a substantial portion of the natural gas reserves in the lower 48 states contains nitrogen, either alone or in conjunction with other contaminants, in excess of the maximum percentage by volume acceptable to most pipeline companies.

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

For the three months ended March 31, 2003 and 2002, depreciation expense was $126,644 and $174,045, respectively.

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

Cash Equivalents and Supplemental Disclosure of Noncash Investing and Financing Activities

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

The Company recognized future asset retirement obligations related to prior periods totaling $202,007 pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 143, discussed below.  A portion of such costs—$96,230 (net of accumulated depreciation of $15,883)—was capitalized to gas gathering, processing and transportation assets.  The remainder of these prior year costs was expensed as the cumulative (noncash) effect of change in accounting principle.

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

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  No stock-based employee compensation cost (except for the compensation expense related to certain repriced options) is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock at the date of grant.

At March 31, 2003, the fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model.  The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.  The fair value of the Company’s stock-based awards (including the repriced options) was estimated assuming no expected dividends and the following weighted average assumptions for the three months ended March 31, 2003 and 2002:

	March 31,
	2003	2002
Expected life in years	5.1	5.9
Expected stock price volatility	96%	99%
Risk-free interest rate	3.82%	4.56%
Average fair value per option	$0.19	$0.23

For pro forma purposes, the estimated value of the Company’s stock-based awards to employees is amortized over the options’ vesting period.  The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation for the three months ended March 31, 2003 and 2002:

	March 31,
	2003	2002
Net loss – as reported	$(170,942)	$(229,131)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,766)	(5,013)
Net loss – pro forma	$(174,708)	$(234,144)

Basic and diluted net loss per share – as reported	$(0.01)	$(0.01)
Basic and diluted net loss per share – pro forma	$(0.01)	$(0.02)

Earnings Per Share

Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  For the three months ended March 31, 2003 and 2002, the diluted loss per common share is the same as basic since the effect of 23,345 and 34,875, respectively, potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of the liability for asset retirement costs be recognized in an entity’s balance sheet, as both a liability and an increase in the carrying values of such assets, in the periods in which such liabilities can be reasonably estimated.  It also requires allocation of such asset retirement cost to expense over its useful life.  The Company has adopted this statement, which is effective for fiscal years beginning after June 15, 2002.

The cumulative effect of adopting this statement was to decrease net income in the three months ended March 31, 2003 by $105,777, or $0.01 per common share.  The present value of the estimated future asset retirement obligation is shown on the balance sheet as a noncurrent liability, and the same amount has been capitalized to gas gathering, processing and transportation equipment.  In future periods, until the assets are ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability.  The pro forma amounts on the income statement show the effects of retroactive application of the statement on loss from continuing operations and net loss as if the new method was already in effect prior to the periods presented.

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

(3)                                 Acquisitions and Divestitures

The Company made total capital expenditures of approximately $1,124,570 in the three months ended March 31, 2003, primarily in connection with the construction of the pipelines servicing the Madisonville Plant—a four-inch gathering line, a three-inch injection line and the ten-inch pipeline to transport the pipeline quality gas (the “Pipeline Facilities”).  As of March 31, 2003, approximately $2.4 million had been paid or accrued for the Madisonville project and the Company expects its capital commitment in the Pipeline Facilities to be approximately $2.5 million.  The Pipeline Facilities are expected to become fully operational during May 2003 in conjunction with the startup of the Madisonville Plant.  See discussion of the project financing in Note 4 to the consolidated financial statements.

The Company sold from its onshore segment 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002.  Cash of $839,000 was received at closing in the third quarter of 2002, and a contingent payment of up to $260,000 may be received in the fourth quarter of 2003 based on the subsequent performance of the assets.  Additionally, effective September 30, 2002, the Company sold its interest in an onshore joint venture that owned a south Texas natural gas gathering system for $85,000 cash.  A net gain of $63,865 was recognized in the 2002 financial statements in connection with these sales, not including the contingent payment.  A portion of the aggregate proceeds from the sales was used by the Company to finance construction of the Pipeline Facilities.  The operations of the assets sold have been presented in the consolidated statement of operations as discontinued operations for the three months ended March 31, 2002.

(4)                                 Debt

Notes Payable

The Company’s operating line of credit agreement provides for maximum available borrowings of $500,000 through June 2003.  Interest is payable monthly at 5.3% per annum and principal is due on demand, or if no demand is made, at maturity.  The Company intends to renew the line of credit on or before the maturity date.  The line is collateralized by a $500,000 certificate of deposit earning interest at 4.3% per annum.  The Company had $7,486 of available borrowings under the agreement as of March 31, 2003.

The Company’s revolving credit agreement provides for maximum available borrowings of up to $250,000 through May 22, 2003.  Principal outstanding under the agreement accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually.  Costs of obtaining this debt are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb uses the proceeds from time to time for general working capital purposes.  The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company.  The Company had $132,150 of available borrowings under the agreement as of March 31, 2003.

Long-term Debt

Long-term debt at March 31, 2003 consisted of the following:

Subordinated notes	$443,289
Term note – Fort Cobb	646,193
Term note – Madisonville	986,260
Term note – Fort Cobb vehicles	57,900
2,133,642
Less current maturities	981,593
$1,152,049

Subordinated Notes

In connection with the Recapitalization that was effective March 1, 1997, the Company issued subordinated promissory notes with a face amount of $1,171,700.  The stated interest rate is 10% payable quarterly with equal annual principal payments beginning on March 1, 2000 and continuing through March 1, 2004.  The Company calculated the fair market value of the notes to be $978,000 at March 1, 1997 and recorded the difference between fair value and the face amount as discount on subordinated notes.  The discount is being amortized to interest expense using the interest method over the term of the subordinated notes.  Such charge to interest expense was $6,917 for the three months ended March 31, 2003 and 2002.  As a result, the effective interest rate of the subordinated notes is 15%.

At March 31, 2003, principal and interest totaling $246,044 which was due under these notes on March 1, 2003 remained unpaid.  Under the terms of the subordinated notes, the Company has a sixty-day period in which to make this payment and prevent acceleration of the remaining outstanding principal.  The Company made the March 1, 2003 payments on April 29, 2003 as soon as the Balloon Note, discussed below, was funded.

Term Note – Fort Cobb

Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank.  Principal outstanding under the note accrues interest at a variable rate, based on the bank’s prime rate index plus 1¼%, with a minimum rate of 8%.  The interest rate at March 31, 2003 was 8%.  The note requires monthly payments ranging from $7,500 to $13,008, with the balance under the note due June 1, 2008.  Costs of obtaining this debt are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb used the proceeds to refinance its borrowings from the Company, and the Company used the proceeds for general corporate purposes.

Term Note – Madisonville

Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company (the “Borrowers”) entered into a term credit agreement with a bank.  Under the agreement, as amended effective March 31, 2003, the Borrowers may borrow through June 30, 2003 up to $1.5 million in one or more advances.  Principal outstanding under the note accrues interest at a fixed rate of 7¼% and the note matures December 31, 2005.  The monthly note payments through June 30, 2003 represent interest only, and thereafter the note requires monthly payments of principal and interest ranging from $9,063 to $54,819 if the maximum available under the agreement is borrowed.  If less than the maximum amount is borrowed, the monthly payments are proportionately reduced.  Costs of securing this debt are being charged to interest expense ratably over the maturity period of the note.  The Borrowers are using the proceeds to finance the construction of the Pipeline Facilities.  The agreement is collateralized with the Company’s economic interest in the Madisonville project and the Waxahachie pipeline system, and the Company has guaranteed the loan and pledged the common stock of the Borrowers.  The agreement contains cross collateral and cross default provisions linking it to the Balloon Note, described below.

Balloon Note – Madisonville

Effective March 31, 2003, the Company entered into a balloon credit agreement (the “Balloon Note”).  Under the Balloon Note agreement, the Borrowers are able to borrow through April 26, 2006 up to $900,000 in one or more advances.  Principal outstanding under the Balloon Note will accrue interest at a fixed rate of 7¼% and the note will mature after thirty-six months.  The monthly note payments will represent interest only on the total balance outstanding.   Costs of securing this debt will be charged to interest expense ratably over the maturity period of the note.  The Borrowers are using the proceeds to finance the remaining construction costs of the Pipeline Facilities, and to fund the principal and interest payments which were due under the Company’s subordinated note agreements on March 1, 2003.

The Balloon Note is collateralized with letters of credit obtained through Allen Drilling Acquisition Company, a Nebraska corporation (“ADAC”).  Charles A. Holtgraves, a director of the Company, is President and a director of ADAC, and Larry J. Horbach, a director of the Company, is Secretary and a director of ADAC.  Mr. Holtgraves owns directly no shares of ADAC common stock, and owns 14.65% of an entity that owns 55.56% of the ADAC senior preferred stock.  Such preferred stock has a stated dividend rate equal to two-thirds (66-2/3%) of any Madisonville payments received by ADAC pursuant to the Agreement discussed below.  Mr. Horbach owns no ADAC common or preferred stock.

Under the terms of the agreement with ADAC, dated March 6, 2003 (the “Agreement”), ADAC agreed to provide security acceptable to the Company’s primary bank to allow the Company to borrow the proceeds of the Balloon Note.  In exchange, ADAC will receive, during the term of the Balloon Note, one-half (50%) of the price upside portion only, if any, of the monthly fee to be received by the Company pursuant to the Madisonville project agreements.  Under the Agreement, ADAC will have the option to either: (i) receive at the end of the term of the Balloon Note a lump-sum payment, which when added to the payments received, if any, for the price upside portion, will result in a 15% pre-tax internal rate of return on the $900,000, or (ii) pay off the Balloon Note on or before the end of the Balloon Note term in exchange for a thirty-three and one-third percent (33-1/3%) ownership interest in the Pipeline Facilities from that date forward.  The Company is obligated to pay the periodic interest payments to the bank during the three-year term of the Balloon Note.  Further, the Company granted liens, subordinate to the Company’s bank liens, on the Company’s economic interest in the Madisonville project, its Waxahachie pipeline system, and its Fort Cobb subsidiary.  The agreement contains cross collateral and cross default provisions linking it to the Madisonville Term Note, described above.

Term Note – Fort Cobb Vehicles

Effective March 2003, Fort Cobb borrowed $57,900 from a bank to buy three replacement service vehicles.  The note requires monthly principal and interest payments of $1,386.50, reflecting interest at 6.99%, and matures on March 25, 2007.

Letters of Credit

As of March 31, 2003, the Company had outstanding letters of credit totaling $548,595.

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

Hanover’s facilities (the “Madisonville Plant”), designed initially to treat 18,000 Mcf per day, and the related Pipeline Facilities are expected to become fully operational during May 2003.  See Note (4) for a description of the Company’s financing related to this project.  In connection with securing the Balloon Note, the Company will be obligated at ADAC’s option to either: (i) pay at the end of the term of the Balloon Note a lump-sum, which when added to the payments made, if any, for the price upside portion, will result in ADAC receiving a 15% pre-tax internal rate of return on the $900,000, or (ii) convey to ADAC a thirty-three and one-third percent (33-1/3%) ownership interest in the Pipeline Facilities in exchange for ADAC paying off the Balloon Note on or before the end of the Balloon Note term.  The Company is obligated to pay the periodic interest payments to the bank during the three-year term of the Balloon Note.

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

During 2002 the Company sold 14 of its onshore pipeline systems and its interest in a joint venture that owned a south Texas natural gas gathering system (the “Sold Properties”), and the operating results of those properties are presented in the accompanying statement of operations for the three months ended March 31, 2002 as discontinued operations.  The figures for that period presented below have been restated to remove the operating results of those properties.

The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements.  The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses.  Such amounts are before general and administrative expense, depreciation, interest income or expense or income taxes.  Inter-segment sales of $483,000 and $214,000 were eliminated during consolidation for the three months ended March 31, 2003 and 2002.

Summarized financial information of the Company’s reportable segments,and a reconciliation of operating margin to consolidated net loss, is presented below:

	Three Months Ended March 31,
	2003	2002
Onshore Operations
Revenues	$1,980,731	$695,599
Operating margin	217,783	108,313
Depreciation and amortization	49,414	47,866
Total assets	5,981,544	4,803,228

Offshore Operations
Revenues	143,265	202,033
Operating margin	77,001	136,446
Depreciation and amortization	35,909	35,413
Total assets	1,777,961	1,728,250

Fort Cobb Operations
Revenues	710,095	526,282
Operating margin	202,099	177,872
Depreciation and amortization	48,498	49,568
Total assets	2,451,423	2,406,851

Total
Revenues	2,834,091	1,423,914
Operating margin	496,883	422,631
Depreciation and amortization	133,821	132,847
Total assets	10,210,928	8,938,329

Reconciliation to net loss
Operating margin	$496,883	$422,631
Depreciation and amortization	133,821	132,847
General & administrative	395,358	488,426
Other income (loss)	(32,869)	(9,914)
Discontinued operations - see Note 3	—	(20,575)
Cumulative effect of change in accounting principle – see Note 2	(105,777)	—
Net loss	$(170,942)	$(229,131)

Item  2.                                                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of the liability for asset retirement costs be recognized in an entity’s balance sheet, as both a liability and an increase in the carrying values of such assets, in the periods in which such liabilities can be reasonably estimated.  It also requires allocation of such asset retirement cost to expense over its useful life.  The Company has adopted this statement, which is effective for fiscal years beginning after June 15, 2002.

The cumulative effect of adopting this statement was to decrease net income in the three months ended March 31, 2003 by $105,777, or $0.01 per common share.  The present value of the estimated future asset retirement obligation is shown on the balance sheet as a noncurrent liability, and the same amount has been capitalized to gas gathering, processing and transportation equipment.  In future periods, until the assets are ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability.  The pro forma amounts on the income statement have been adjusted to show the effects of retroactive application of the statement on depreciation and accretion expense that would have been recognized had the new method been in effect for the prior period.

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

Results of Operations

General

The Henry Hub closing index price for natural gas during the three months ended March 31, 2003 averaged $6.58 per MMBtu, compared to $2.34 for the same period of the prior year.  In the accompanying financial statements, the Company’s revenues from sales of natural gas, along with the cost of purchased gas, increased proportionately from prior year levels.  Because the Company buys and sells gas under “back-to-back” purchase and sale contracts designed to minimize commodity price risk, the Company’s net operating margin is relatively insensitive to fluctuations in the market price of gas.  Accordingly, the Company evaluates each of its activities based on the operating margin it produces.  The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses.  Management reviews and evaluates the operations of three main segments—Onshore operations, Offshore operations and Fort Cobb operations.

During 2002 the Company sold 14 of its onshore pipeline systems and its interest in a joint venture that owned a south Texas natural gas gathering system (the “Sold Properties”), and the operating results of those properties are presented in the accompanying statement of operations for the three months ended March 31, 2002 as discontinued operations.  The figures for that period presented below have been restated to remove the operating results of those properties.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Total Operations

	Three Months Ended March 31,
	2003	2002
Revenues	$2,834,091	$1,423,914
Operating margin	496,883	422,631
Depreciation and amortization	133,821	132,847

Operating margins for the three months ended March 31, 2003 increased $74,000 compared to the same period of the prior year.  An increase in Onshore operating margins of $109,000 and Fort Cobb operating margins of $24,000 was partially offset by a decrease in Offshore operating margins of $59,000.  These segments are discussed individually below in greater detail.

Onshore Operations

	Three Months Ended March 31,
	2003	2002
Revenues	$1,980,731	$695,599
Operating margin	217,783	108,313
Depreciation and amortization	49,414	47,866

Operating margins for onshore operations increased in the first quarter by $109,000 from the same period of the prior year.  The increase was mainly due to higher throughput on the Waxahachie system for the three months ended March 31, 2003 than the same period of the prior year and increased unit margins.  The system has operated more profitably since construction of new facilities late in 2002 to allow access to another pipeline and additional supply sources.

Offshore Operations

	Three Months Ended March 31,
	2003	2002
Revenues	$143,265	$202,033
Operating margin	77,001	136,446
Depreciation and amortization	35,909	35,413

Operating margins for offshore operations decreased in the first quarter by $59,000 from the same period of the prior year, and are directly related to lower throughput volumes.  A portion of the decline is related to the producer shutting in production on its Galveston Block 144L well.  This well is unlikely to return to production.  However, the Company anticipates an increase in monthly gathering and transporting volumes from other properties before the end of 2003.

Fort Cobb Operations

	Three Months Ended March 31,
	2003	2002
Revenues	$710,095	$526,282
Operating margin	202,099	177,872
Depreciation and amortization	48,498	49,568

Operating margins for Fort Cobb operations increased in the first quarter by $24,000 over the same period of the prior year due to a 12% increase in sales volumes.

Operations Support

	Three Months Ended March 31,
	2003	2002
General and administrative	$395,358	$488,426
Interest income	6,953	15,571
Interest expense	(58,012)	(47,924)
Interest capitalized	11,226	3,079
Gain (loss) on disposal of assets	5,807	919
Other income (expense), net	1,157	18,441
Discontinued operations	—	(20,575)
Cumulative effect of change in accounting principle	(105,777)	—

General and administrative expenses for the quarter are down 19% from the same period of last year, mainly due to reduced personnel related costs.

Interest income varies directly with the balance on deposit in the Company’s certificates of deposit and short-term money market accounts.

Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company’s bank operating lines of credit.  Interest expense incurred on the debt to finance the Madisonville project construction was capitalized.

The cumulative effect of change in accounting principle represents the aggregate difference in retained earnings that resulted from retroactively applying the provisions of SFAS No. 143 to all prior years affected by the new accounting rules.

Liquidity and Capital Resources

Going forward, the Company’s strategy is to maximize the potential of currently owned properties, to construct new pipeline systems and treating facilities, and to acquire properties that meet its economic performance hurdles.  The balance sheet as of March 31, 2003 shows an excess of current liabilities over current assets of approximately $960,000, due to accrued Pipeline Facilities construction costs.  However, current assets do not reflect approximately $1.4 million of untapped loan proceeds available at that date to satisy the construction costs.

The Company sold 14 non-core onshore natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002.  Cash of $839,000 was received at closing, and a contingent payment of up to $260,000 may be due in the fourth quarter of 2003 based on the subsequent performance of the assets.  Additionally, the Company sold its interest in an onshore joint venture that owned a south Texas natural gas gathering system for $85,000.  The sale of these non-core assets (approximately 58 miles of pipeline) is part of an overall strategy begun several years ago to rationalize the Company’s asset base, sell those that are non-core and focus on and expand those that generate the most cash flow and/or provide the greatest growth potential.  While the property sales will reduce operating margin in future periods, certain reductions in salaries, employee related and other general and administrative expenses are expected to more than offset this reduction.  General and administrative expenses are expected to be reduced significantly from 2002 due to targeted reductions in such costs. The Company has cash and cash equivalents and certificates of deposit totaling $750,935 at March 31, 2003.

The Company has an operating line of credit with a bank that provides for maximum borrowings of $500,000 through June 20, 2003.  Interest is payable monthly at 5.3% per annum and principal is due on demand, or if no demand is made, at maturity.  The line is collateralized by a $500,000 certificate of deposit earning interest at 4.3% per annum.  The Company had $7,486 of available borrowings under the agreement as of March 31, 2003.

The Company’s revolving credit agreement provides for maximum available borrowings up to $250,000 through May 22, 2003.  Principal outstanding under the agreement accrues interest at a variable rate, based on the bank’s prime rate index plus 1¼%, with a minimum rate of 8%.  The balance under the agreement is due upon demand, or if no demand is made, at maturity and is renewable annually.  Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement is collateralized with the assets of Fort Cobb, and guaranteed by the Company.  The Company had $132,150 of available borrowings under the agreement as of March 31, 2003.

Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank.  Principal outstanding under the note accrues interest at a variable rate, based on the bank’s prime rate index plus 1¼%, with a minimum rate of 8%.  The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008.  Fort Cobb used the proceeds to refinance its borrowings.

Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company (the “Borrowers”) entered into a term credit agreement with a bank.  Under the agreement, as amended effective March 31, 2003, the Borrowers may borrow through June 30, 2003 up to $1.5 million in one or more advances.  Principal outstanding under the note accrues interest at a fixed rate of 7¼% and the note matures December 31, 2005.  The monthly note payments through June 30, 2003 represent interest only, and thereafter the note requires monthly payments of principal and interest ranging from $9,063 to

$54,819 if the maximum available under the agreement is borrowed.  If less than the maximum amount is borrowed, the monthly payments are proportionately reduced.  The Borrowers are using the proceeds to finance the construction of the Pipeline Facilities.  The agreement is collateralized with the Company’s economic interest in the Madisonville project and the Waxahachie pipeline system, and the Company has guaranteed the loan and pledged the common stock of the Borrowers.  The agreement contains cross collateral and cross default provisions linking it to the Balloon Note, described below.

At March 31, 2003, principal and interest totaling $246,044 which was due under the Company’s subordinated notes on March 1, 2003 remained unpaid.  Under the terms of the subordinated notes, the Company has a sixty-day period in which to make this payment and prevent acceleration of the remaining outstanding principal.  The Company made the March 1, 2003 payments on April 29, 2003.

Effective March 31, 2003, the Company entered into a balloon credit agreement (the “Balloon Note”).  Under the Balloon Note agreement, the Borrowers may borrow through April 26, 2006 up to $900,000 in one or more advances.  Principal outstanding under the Balloon Note will accrue interest at a fixed rate of 7¼% and the note will mature after thirty-six months.  The monthly note payments will represent interest only on the total balance outstanding.  The Borrowers are using the proceeds to finance the remaining construction costs of the Pipeline Facilities, and to fund the principal and interest payments which were due under the Company’s subordinated note agreements on March 1, 2003.

The Balloon Note is collateralized with letters of credit obtained through Allen Drilling Acquisition Company, a Nebraska corporation (“ADAC”).  Charles A. Holtgraves, a director of the Company, is President and a director of ADAC, and Larry J. Horbach, a director of the Company, is Secretary and a director of ADAC.  Mr. Holtgraves owns directly no shares of ADAC common stock, and owns 14.65% of an entity that owns 55.56% of the ADAC senior preferred stock.  Such preferred stock has a stated dividend rate equal to two-thirds (66-2/3%) of any Madisonville payments received by ADAC pursuant to the Agreement discussed below.  Mr. Horbach owns no ADAC common or preferred stock.

Under the terms of the agreement with ADAC, dated March 6, 2003 (the “Agreement”), ADAC agreed to provide security acceptable to the Company’s primary bank to allow the Company to borrow the proceeds of the Balloon Note.  In exchange, ADAC will receive, during the term of the Balloon Note, one-half (50%) of the price upside portion only, if any, of the monthly fee to be received by the Company pursuant to the Madisonville project agreements.  Under the Agreement, ADAC has the option to either: (i) receive at the end of the term of the Balloon Note a lump-sum payment, which when added to the payments received, if any, for the price upside portion, will result in a 15% pre-tax internal rate of return on the $900,000, or (ii) pay off the Balloon Note on or before the end of the Balloon Note term in exchange for a thirty-three and one-third percent (33-1/3%) ownership interest in the Pipeline Facilities from that date forward.  The Company is obligated to pay the periodic interest payments to the bank during the three-year term of the Balloon Note.  Further, the Company granted liens, subordinate to the Company’s bank liens, on the Company’s economic interest in the Madisonville project, its Waxahachie pipeline system, and its Fort Cobb subsidiary.

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

At March 31, 2003, the Company’s long-term debt to total capitalization was approximately 17%.

Natural gas prices as represented by the NYMEX Henry Hub index averaged $6.58 and $2.34 for the three months ended March 31, 2003 and 2002.  The natural gas industry is generally optimistic about long-term prospects based on expected demand, the cost of developing prospects and the sales price of natural gas.  The Company’s operating margin is not directly affected by the price of natural gas since gas gathering and transportation are generally based on  fee arrangements and sales are made under back-to-back purchase and sales arrangements.  However, natural gas prices can affect exploration and development and result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

In connection with the sale of 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana effective August 1, 2002, the Company may be due a contingent payment of up to $260,000 in the fourth quarter of 2003 based on the subsequent performance of the assets.

In connection with securing the Balloon Note, the Company will be obligated at ADAC’s option to either: (i) pay at the end of the term of the Balloon Note a lump-sum, which when added to the payments made, if any, for the price upside portion, will result in ADAC receiving a 15% pre-tax internal rate of return on the $900,000, or (ii) convey to ADAC a thirty-three and one-third percent (33-1/3%) ownership interest in the Pipeline Facilities in exchange for ADAC paying off the Balloon Note on or before the end of the Balloon Note term.

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

The Company is actively pursuing several projects that will employ its nitrogen rejection technology.  The Company has a technological advantage in this niche, due to its exclusive U.S. license for the nitrogen rejection process.  The Company’s process competes favorably with other processes, as it can cost effectively adapt to variable gas flow rates and variable levels of nitrogen content in the gas.  And, unlike the major competing process, it is unaffected by the presence of carbon dioxide in the gas.  It can therefore economically treat relatively small volumes of gas—as little as 5,000 Mcf per day—where variable gas flow and composition is common.  Successful completion of these projects will depend upon the ability of the Company to market the technology to the producer community, and to obtain financing on terms satisfactory to the Company for construction of nitrogen rejection plants and/or acquisition of working interests in the high nitrogen properties.

High nitrogen gas is natural gas that contains nitrogen, either alone or in conjunction with other contaminants, in excess of the maximum percentage (usually 4%) by volume acceptable to most pipeline companies.  About 16% of the domestic natural gas resource base (approximately 24 Tcf of proven reserves) is estimated by the Gas Technology Institute to be subquality because of the nitrogen content.  Most of the country’s current high nitrogen natural gas production is located in southwestern Kansas; however, there are substantial high nitrogen natural gas reserves in other parts of the country.  The Company’s target projects are located in geographic areas with well known concentrations of high nitrogen natural gas reserves.  Much of this high nitrogen natural gas remains undeveloped or shut-in because it cannot meet pipeline quality specifications and it is geographically separated from the large (100,000 Mcf per day or larger) cryogenic nitrogen rejection plants located primarily in Kansas.  The Company’s process is well suited to treat these “stranded” reserves.

Creation of long-term value for the common stockholder depends in part upon successful acquisition or construction of additional assets which will add to cash flows and generate attractive returns.  Access to reasonably priced long-term capital will significantly impact the Company’s ability to acquire or construct additional properties, enabling overhead costs to be spread over a larger asset base. There are many companies participating in the midstream segment of the natural gas industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow.  However, much of the Company’s focus is on high nitrogen natural gas projects where there is limited competition.  Such projects will have to be developed or constructed using creative financing methods.  The Company believes that, with its experienced personnel and its licensed nitrogen rejection process, it will be able to compete in this environment and will be able to find and finance attractive investments which compliment its existing properties.

Operations are significantly affected by factors which are outside the Company’s control.  Gas gathering and processing is dependent on throughput volume.  Pipeline throughput is dependent on natural gas production which is significantly affected by natural gas prices as prices affect the willingness of producers to invest the required capital to obtain geological and geophysical information, to drill development or exploratory wells, and to rework or maximize production on existing wells. Natural gas prices are currently at levels which should provide adequate incentive to producers; however, there is no assurance that such prices will remain at current levels, and that producers will react positively to the current prices.

Natural gas retail sales are affected by weather. Much of the retail demand is for crop irrigation and drying.  Above normal precipitation in the growing season and hot, dry weather in the fall can significantly reduce demand for natural gas on the Fort Cobb distribution system.

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

None

Item 3.                       Defaults Upon Senior Securities

None

Item 4.                       Submission of Matters to a Vote of Security Holders

None

Item 5.                       Other Information

None

Item 6.	Exhibits and Reports on Form 8-K.

	a)	Exhibits:
		4(b)(2)	First Amended and Restated Credit Agreement with Southwest Bank of Texas, dated March 31, 2003, for the Madisonville Term Note

		4(b)(3)	Credit Agreement with Southwest Bank of Texas, dated March 31, 2003, for the Madisonville Balloon Note

		11	Statement Regarding Computation of Per Share Earnings

		99.1	Officer certification pursuant to Sarbanes-Oxley Act of 2002, Section 906.

	b)	Reports on Form 8-K:
March 31, 2003 – Selected financial results for the year ended December 31, 2002.

April 23, 2003 – Update on Status of Borrowings

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY ENERGY CORPORATION

/s/ Michael T. Fadden
President and Chief Executive Officer

/s/ Scott D. Heflin
Chief Financial Officer & Treasurer

May 15, 2003
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

Date: May 15, 2003	/s/ Michael T. Fadden
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

Date: May 15, 2003	/s/ Scott D. Heflin
Scott D. Heflin
Chief Financial Officer and Treasurer