Form 10QSB
period 2003-06-30
GATEWAY ENERGY CORP/NE
filed 2003-08-14
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(713) 336-0844
(Issuer’s telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 2003, the Issuer had 15,426,317 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes       ☐         No        ☒

FORM 10-QSB

Part  I

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 30, 2003

(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$311,726
Certificates of deposit	130,663
Trade accounts receivable, net of reserve of $130,832	1,235,582
Inventories, at average cost	51,273
Prepaid expenses and other assets	172,931
Total current assets	1,902,175

Property and Equipment, at cost
Gas gathering, processing and transportation	10,284,876
Office furniture and other equipment	807,075
11,091,951
Less accumulated depreciation and amortization	3,404,140
7,687,811
Other Assets
Investment in AET license, net of accumulated amortization of $106,836	314,214
Other	116,854
431,068
$10,021,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,378,664
Accrued expenses and other liabilities	278,746
Notes payable	152,850
Current maturities of long-term debt	756,480
Total current liabilities	2,566,740

Noncurrent Liabilities
Future asset retirement obligations	209,243

Long-term Debt, less current maturities	2,536,041

Stockholders’ Equity
Preferred stock – $1.00 par value; 10,000 shares authorized; no shares issued and outstanding	—
Common stock – $0.25 par value; 35,000,000 shares authorized; 15,426,317 shares issued and outstanding	3,856,577
Additional paid-in capital	16,026,330
Accumulated deficit	(15,173,877)
4,709,030
$10,021,054

The accompanying notes are an integral part of this statement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating revenues
Natural gas sales	$2,241,009	$1,217,646	$4,931,580	$2,434,073
Transportation of natural gas and liquids	134,129	166,989	241,281	314,849
Treating and other	42,357	41,169	78,726	100,797
	2,417,495	1,425,804	5,251,587	2,849,719
Operating costs and expenses
Cost of natural gas purchased	1,972,725	994,677	4,081,535	1,777,869
Operation and maintenance	232,276	220,320	460,676	438,410
Depreciation and amortization	143,123	133,828	276,943	266,673
General and administrative	454,873	493,413	850,229	981,839
	2,802,997	1,842,238	5,669,383	3,464,791
Operating loss	(385,502)	(416,434)	(417,796)	(615,072)

Other income (expense)
Interest income	5,672	11,442	12,626	27,013
Interest expense	(82,734)	(54,701)	(140,746)	(102,625)
Interest capitalized	13,240	11,322	24,466	14,401
Gain (loss) on disposal of assets	—	—	5,807	—
Other income (expense), net	7,862	18,234	9,016	37,594
	(55,960)	(13,703)	(88,831)	(23,617)
Loss from continuing operations	(441,462)	(430,137)	(506,627)	(638,689)

Discontinued operations
Operations of properties sold	—	35,080	—	14,501

Loss before cumulative effect of change in accounting principle	(441,462)	(395,057)	(506,627)	(624,188)

Cumulative effect of change in accounting for future asset retirement obligations	—	—	(105,777)	—

Net loss	$(441,462)	$(395,057)	$(612,404)	$(624,188)

Basic and diluted loss per share
Continuing operations	$(0.03)	$(0.03)	$(0.03)	$(0.04)
Discontinued operations	—	—	—	—
Cumulative effect of change in accounting principle	—	—	(0.01)	—
Net loss	$(0.03)	$(0.03)	$(0.04)	$(0.04)

Weighted average number of common shares outstanding
Basic	15,426,317	15,373,719	15,426,317	15,364,351
Diluted	15,458,609	15,405,435	15,453,399	15,397,480

Pro Forma amounts assuming the new principle is applied retroactively
Loss from continuing operations	$(441,462)	$(433,981)	$(506,627)	$(646,376)
Loss per basic and diluted common share outstanding	$(0.03)	$(0.03)	$(0.03)	$(0.04)
Net Loss	$(441,462)	$(398,901)	$(506,627)	$(631,875)
Net loss per basic and diluted common share outstanding	$(0.03)	$(0.03)	$(0.03)	$(0.04)

The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities
Net loss	$(612,404)	$(624,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principal	105,777	—
Depreciation and amortization (including $66,319 related to discontinued operations in 2002)	276,943	332,992
Gain on sale of properties	(5,807)	(919)
Stock compensation expense	21,425	—
Accretion expense	7,236	—
Other non-cash expenses, net	13,838	13,834
Change in assets and liabilities:
Trade accounts receivable	(293,337)	32,614
Inventories	(2,428)	(441)
Prepaid expenses and other current assets	(27,395)	(124,049)
Accounts payable	637,232	139,872
Accrued expenses and other liabilities	148,404	(41,859)
Net cash provided (used) by operating activities	269,484	(272,144)

Cash flows from investing activities
Capital expenditures	(1,911,594)	(701,960)
Proceeds from sale of properties	14,500	1,000
Note receivable	—	54,465
Decrease in certificate of deposit	522,932	17,569
Other	1,249	—
Net cash used in investing activities	(1,372,913)	(628,926)

Cash flows from financing activities
Proceeds from borrowings	2,192,886	1,396,473
Payments on borrowings	(819,139)	(294,978)
Debt issue costs	(39,480)	—
Net cash provided by financing activities	1,334,267	1,101,495

Net increase in cash and cash equivalents	230,838	200,425
Cash and cash equivalents at beginning of period	80,888	141,337

Cash and cash equivalents at end of period	$311,726	$341,762

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$118,482	$90,745

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

For the six months ended June 30, 2003 and 2002, depreciation expense was $262,589 and $252,006, respectively.

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

The Company recognized future asset retirement obligations related to prior periods totaling $202,007 pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 143, discussed below.  A portion of such costs—$96,230 (net of accumulated depreciation of $15,883)—was capitalized to gas gathering, processing and transportation assets to be depreciated over the remaining useful life of the assets.  The remainder of these prior year costs was expensed as the cumulative (noncash) effect of change in accounting principle.

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

During May 2003 the company granted 79,998 common stock options to its nonemployee directors as part of their annual compensation for service to the Company.  Of the total options granted, 50,000 were granted from the 1998 Outside Directors Stock Option Plan (a non-approved plan) and 29,998 were granted from the 1998 Stock Option Plan.  The options were valued at $23,683 using the Black-Scholes model discussed below and charged to general and administrative expense for the three months and six months ended June 30, 2003.

At June 30, 2003, the fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model.  The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.  The fair value of the Company’s stock-based awards (including the repriced options) was estimated assuming no expected dividends and the following weighted average assumptions as of June 30, 2003 and 2002:

	June 30,
	2003	2002
Expected life in years	5.5	5.9
Expected stock price volatility	92%	96%
Risk-free interest rate	3.82%	4.56%
Average fair value per option	$0.26	$0.27

For pro forma purposes, the estimated value of the Company’s stock-based awards to employees is amortized over the options’ vesting period.  The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation for the three months and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss – as reported	$(441,462)	$(395,057)	$(612,404)	$(624,188)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,228)	(4,773)	(8,994)	(9,786)
Net loss – pro forma	$(446,690)	$(399,830)	$(621,398)	$(633,974)

Basic and diluted net loss per share – as reported	$(0.03)	$(0.03)	$(0.04)	$(0.04)
Basic and diluted net loss per share – pro forma	$(0.03)	$(0.03)	$(0.04)	$(0.04)

Earnings Per Share

Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  Diluted loss per common share is the same as basic for all periods presented because the effect of potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive.  For the three months ended June 30, 2003 and 2002, the potentially dilutive common shares were 32,292 and 31,716, respectively.   For the six months ended June 30, 2003 and 2002, the potentially dilutive common shares were 27,082 and 33,129, respectively.

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

The cumulative effect of adopting this statement was to increase net loss for the six months ended June 30, 2003 by $105,777, or less than $0.01 per common share.  The present value of the estimated future asset retirement obligation is shown on the balance sheet as a noncurrent liability, and the same amount was capitalized to gas gathering, processing and transportation equipment.  In future periods, until the assets are ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability.  The pro forma amounts on the income statement show the effects of retroactive application of the statement on loss from continuing operations and net loss as if the new method was already in effect prior to the periods presented.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which clarifies the financial accounting and reporting for derivative instruments, including certain instruments imbedded in other contracts.  This statement is effective for contracts entered into or modified after June 30, 2003.  The impact of adopting this statement on the consolidated financial position or results of operations will not be material.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003.  The impact of adopting this statement on the consolidated financial position or results of operations will not be material.

In May 2003, the Securities and Exchange Commission issued final rules concerning management’s report on internal control over financial reporting and certification of disclosures in Exchange Act periodic reports.  These rules are in response to section 404 of the Sarbanes-Oxley Act of 2002.  Under the final rules, management’s annual internal control report will have to contain: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the company; (2) a statement identifying the framework used by management to evaluate the effectiveness of this internal control; (3) management’s assessment of the effectiveness of this internal control as of the end of the company’s most recent fiscal year; and (4) a statement that its auditor has issued an attestation report on management’s assessment.  The effective date of the rules, because the Company is not an accelerated filer, as defined therein, is January 1, 2005.

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

(3)                                                                                 Acquisitions and Divestitures

The Company made total capital expenditures of approximately $1,911,594 in the six months ended June 30, 2003, primarily in connection with the construction of the pipelines servicing the Madisonville Plant—a four-inch gathering line, a three-inch injection line and the ten-inch pipeline to transport the pipeline quality gas (the “Pipeline Facilities”).  As of June 30, 2003, the Pipeline Facilities were constructed and operational and the Madisonville Plant was still in its start-up phase.  See discussion of the Madisonville Plant in Note 5 and the project financing in Note 4 to the consolidated financial statements.

The Company sold from its onshore segment 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002.  Cash of $839,000 was received at closing in the third quarter of 2002, and a contingent payment of up to $260,000 may be received in the fourth quarter of 2003 based on the subsequent performance of the assets.  Additionally, effective September 30, 2002, the Company sold its interest in an onshore joint venture that owned a south Texas natural gas gathering system for $85,000 cash.  A net gain of $63,865 was recognized in the 2002 financial statements in connection with these sales, not including the contingent payment.  A portion of the aggregate proceeds from the sales was used by the Company to finance construction of the Pipeline Facilities.  The operations of the assets sold have been presented in the consolidated statement of operations as discontinued operations for the six months ended June 30, 2002.

(4)                                 Debt

Notes Payable

The Company’s operating line of credit agreement provided for maximum available borrowings of $500,000 through June 2003.  Interest was payable monthly at 5.3% per annum and principal was due on demand, or if no demand was made, at maturity.  The Company liquidated the $500,000 certificate of deposit which served as collateral for the line and repaid the line of credit during June 2003.

The Company’s revolving credit agreement provides for maximum available borrowings of up to $250,000 through May 22, 2004.  Principal outstanding under the agreement accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually.  Costs of obtaining this debt are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb uses the proceeds from time to time for general working capital purposes.  The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company.  The Company had $97,150 of available borrowings under the agreement as of June 30, 2003.

Long-term Debt

Long-term debt at June 30, 2003 consisted of the following:

Subordinated notes	$215,878
Term note – Fort Cobb	621,934
Term note – Madisonville	1,500,000
Balloon note – Madisonville	900,000
Term note – Fort Cobb vehicles	54,709
3,292,521
Less current maturities	756,480
$2,536,041

Subordinated Notes

In connection with the Recapitalization that was effective March 1, 1997, the Company issued subordinated promissory notes with a face amount of $1,171,700.  The stated interest rate is 10% payable quarterly with equal annual principal payments beginning on March 1, 2000 and continuing through March 1, 2004.  The Company calculated the fair market value of the notes to be $978,000 at March 1, 1997 and recorded the difference between fair value and the face amount as discount on subordinated notes.  The discount is being amortized to interest expense using the interest method over the term of the subordinated notes.  Such charge to interest expense was $6,917 for the six months ended June 30, 2003 and 2002.  As a result, the effective interest rate of the subordinated notes is 15%.

At March 1, 2003, principal and interest totaling $246,044 which was due under these notes on March 1, 2003 remained unpaid.  Under the terms of the subordinated notes, the Company has a sixty-day period in which to make this payment and prevent acceleration of the remaining outstanding principal.  The Company made the March 1, 2003 payments, plus additional interest, on April 29, 2003 as soon as the Balloon Note, discussed below, was funded.

Term Note – Fort Cobb

Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank.  Principal outstanding under the note accrues interest at a variable rate, based on the bank’s prime rate index plus 1¼%, with a minimum rate of 8%.  The interest rate at June 30, 2003 was 8%.  The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008.  Costs of obtaining this debt are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb used the proceeds to refinance its borrowings from the Company, and the Company used the proceeds for general corporate purposes.

Term Note – Madisonville

Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company (the “Borrowers”) entered into a term credit agreement with a bank.  During July 2003 the agreement was amended, effective March 31, 2003, to extend the interest only period to September 30, 2003.  All other terms and conditions of the agreement, including the maturity date, remained the same.  Under the agreement, as amended effective March 31, 2003, the Borrowers borrowed $1.5 million in multiple advances.  The monthly note payments through September 30, 2003 represent interest only at a fixed rate of 7¼%.  Thereafter the note requires 26 monthly payments of principal and interest of $54,818.54, with a final payment of unpaid principal, and accrued but unpaid interest due at the December 31, 2005 maturity date.  Costs of securing this debt are being charged to interest expense ratably over the maturity period of the note.  The Borrowers used the proceeds to finance the construction of the Pipeline Facilities.  The agreement is collateralized with the Company’s economic interest in the Madisonville project and the Waxahachie pipeline system, and the Company has guaranteed the loan and pledged the common stock of the Borrowers.  The agreement contains cross collateral and cross default provisions linking it to the Balloon Note, described below.

Balloon Note – Madisonville

Effective March 31, 2003, the Company entered into a balloon credit agreement (the “Balloon Note”).  Under the Balloon Note agreement, the Borrowers borrowed $900,000 in multiple advances.  Principal outstanding under the Balloon Note accrues interest at a fixed rate of 7¼% and the note will mature after thirty-six months.  The monthly note payments represent interest only on the total balance outstanding.   Costs of securing this debt will be charged to interest expense ratably over the maturity period of the note.  The Borrowers used the proceeds to finance the remaining construction costs of the

Pipeline Facilities, and to fund the principal and interest payments which were due under the Company’s subordinated note agreements on March 1, 2003.

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

Under the terms of the agreement with ADAC, dated March 6, 2003 (the “Agreement”), ADAC agreed to provide security acceptable to the Company’s primary bank to allow the Company to borrow the proceeds of the Balloon Note.  In exchange, ADAC will receive, during the term of the Balloon Note, one-half (50%) of the price upside portion only, if any, of the monthly fee to be received by the Company pursuant to the Madisonville project agreements.  Under the Agreement, ADAC will have the option to either: (i) receive at the end of the term of the Balloon Note a lump-sum payment, which when added to the payments received, if any, for the price upside portion, will result in a 15% pre-tax internal rate of return on the $900,000, or (ii) pay off the Balloon Note on or before the end of the Balloon Note term in exchange for a one-third (33-1/3%) ownership interest in the Pipeline Facilities from that date forward.  The Company is obligated to pay the periodic interest payments to the bank during the three-year term of the Balloon Note.  Further, the Company granted liens, subordinate to the Company’s bank liens, on the Company’s economic interest in the Madisonville project, its Waxahachie pipeline system, and its Fort Cobb subsidiary.  The agreement contains cross collateral and cross default provisions linking it to the Madisonville Term Note, described above.

Term Note – Fort Cobb Vehicles

Effective March 2003, Fort Cobb borrowed $57,900 from a bank to buy three replacement service vehicles.  The note requires monthly principal and interest payments of $1,386.50, reflecting interest at 6.99%, and matures on March 25, 2007.

Letters of Credit

As of June 30, 2003, the Company had outstanding letters of credit totaling $525,000.

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

Of significance to Gateway, Hanover chose to employ the state-of-the-art, patented, absorption based technology developed by Advanced Extraction Technologies, Inc., for which Gateway has the exclusive U.S. license, to remove the nitrogen from the gas.

Hanover’s facilities (the “Madisonville Plant”), designed initially to treat 18,000 Mcf per day, and the related Pipeline Facilities are now on production and are in the start-up phase.  Typically during this phase various process bottlenecks and mechanical problems are encountered, analyzed and repaired.  The Madisonville Plant is expected to become fully operational during August 2003.  See Note (4) for a description of the Company’s financing related to this project.  In connection with securing the Balloon Note, the Company is obligated at ADAC’s option to either: (i) pay at the end of the term of the Balloon Note a lump-sum, which when added to the payments made, if any, for the price upside portion, will result in ADAC receiving a 15% pre-tax internal rate of return on the $900,000, or (ii) convey to ADAC a one-third (33-1/3%) ownership interest in the Pipeline Facilities in exchange for ADAC paying off the Balloon Note on or before the end of the Balloon Note term.  The Company is obligated to pay the periodic interest payments to the bank during the three-year term of the Balloon Note.

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

During 2002 the Company sold 14 of its onshore pipeline systems and its interest in a joint venture that owned a south Texas natural gas gathering system (the “Sold Properties”), and the operating results of those properties are presented in the accompanying statement of operations for the three months and the six months ended June 30, 2002 as discontinued operations.  The figures for those periods presented below have been restated to remove the operating results of the Sold Properties.

The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements.  The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses.  Such amounts are before general and administrative expense, depreciation, interest income or expense or income taxes.  Inter-segment revenues of $155,000 and $93,000 were eliminated during consolidation for the three months ended June 30, 2003 and 2002.  Inter-segment revenues of $638,000 and $307,000 were eliminated during consolidation for the six months ended June 30, 2003 and 2002.

Summarized financial information of the Company’s reportable segments,and a reconciliation of operating margin to consolidated net loss, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Onshore Operations
Revenues	$1,967,097	$1,030,106	$3,947,828	$1,725,705
Operating margin	144,287	94,724	362,068	203,038
Depreciation and amortization	58,681	49,149	108,094	97,013
Total assets	6,151,209	5,264,576	6,151,209	5,264,576

Offshore Operations
Revenues	164,806	206,132	308,071	408,164
Operating margin	101,022	143,510	178,024	279,956
Depreciation and amortization	35,941	35,413	71,850	70,826
Total assets	1,729,238	1,849,029	1,729,238	1,849,029

Fort Cobb Operations
Revenues	285,592	189,566	995,688	715,850
Operating margin	(32,815)	(27,427)	169,284	150,446
Depreciation and amortization	48,501	49,266	96,999	98,834
Total assets	2,140,607	2,177,839	2,140,607	2,177,839

Total
Revenues	2,417,495	1,425,804	5,251,587	2,849,719
Operating margin	212,494	210,807	709,376	633,440
Depreciation and amortization	143,123	133,828	276,943	266,673
Total assets	10,021,054	9,291,444	10,021,054	9,291,444

Reconciliation to net loss
Operating margin	$212,494	$210,807	$709,376	$633,440
Depreciation and amortization	143,123	133,828	276,943	266,673
General & administrative	454,873	493,413	850,229	981,839
Other income (expense), net	(55,960)	(13,703)	(88,831)	(23,617)
Discontinued operations	—	35,080	—	14,501
Cumulative effect of change in accounting principal	—	—	(105,777)	—
Net loss	$(441,462)	$(395,057)	$(612,404)	$(624,188)

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition andResults of Operations.

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

Accounting Pronouncements and Recent Regulatory Developments

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

The cumulative effect of adopting this statement was to increase net loss in the three months ended March 31, 2003 by $105,777, or $0.01 per common share.  The present value of the estimated future asset retirement obligation is shown on the balance sheet as a noncurrent liability, and the same amount was capitalized to gas gathering, processing and transportation equipment.  In future periods, until the assets are ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability.  The pro forma amounts on the income statement have been adjusted to show the effects of retroactive application of the statement on depreciation and accretion expense that would have been recognized had the new method been in effect for the prior periods.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which clarifies the financial accounting and reporting for derivative instruments, including certain instruments imbedded in other contracts.  This statement is effective for contracts entered into or modified after June 30, 2003.  The impact of adopting this statement on the consolidated financial position or results of operations will not be material.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003.  The impact of adopting this statement on the consolidated financial position or results of operations will not be material.

In May 2003, the Securities and Exchange Commission issued final rules concerning management’s report on internal control over financial reporting and certification of disclosures in Exchange Act periodic reports.  These rules are in response to section 404 of the Sarbanes-Oxley Act of 2002.  Under the final rules, management’s annual internal control report will have to contain: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the company; (2) a statement identifying the framework used by management to evaluate the effectiveness of this internal control; (3) management’s assessment of the effectiveness of this internal control as of the end of the company’s most recent fiscal year; and (4) a statement that its auditor has issued an attestation report on management’s assessment.  The effective date of the rules, because the Company is not an accelerated filer, as defined therein, is January 1, 2005.

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

Results of Operations

General

The Henry Hub closing index price for natural gas during the six months ended June 30, 2003 averaged $5.99 per MMBtu, compared to $5.03 for the same period of the prior year.  In the accompanying financial statements, the Company’s revenues from sales of natural gas, along with the cost of purchased gas, increased proportionately from prior year levels.  Because the Company buys and sells gas under “back-to-back” purchase and sale contracts designed to minimize commodity price risk, the Company’s net operating margin is relatively insensitive to fluctuations in the market price of gas.  Accordingly, the Company evaluates each of its activities based on the operating margin it produces.  The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses.  Management reviews and evaluates the operations of three main segments—Onshore operations, Offshore operations and Fort Cobb operations.

During 2002 the Company sold 14 of its onshore pipeline systems and its interest in a joint venture that owned a south Texas natural gas gathering system (the “Sold Properties”), and the operating results of those properties are presented in the accompanying statement of operations for the three months and six months ended June 30, 2002 as discontinued operations.  The figures for those periods presented below have been restated to remove the operating results of the Sold Properties.

Three months Ended June 30, 2003 Compared to June 30, 2002

Total Operations

The following table sets forth information for the three months ended June 30, 2003 and 2002:

	2003	2002
Revenues	$2,417,495	$1,425,804
Operating margin	212,494	210,807
Depreciation and amortization	143,123	133,828

Operating margin for the three months ended June 30, 2003 increased $2,000 compared to the same period of the prior year.  Onshore operating margin increased $49,000, Offshore operating margin decreased $42,000, and Fort Cobb operating margin decreased $5,000.  Revenues were higher than the prior period due to higher average sales prices, and the startup of the Madisonville Plant.  The average Henry Hub index price was $5.40 for the three months, compared to $5.02 for the prior period.  Sales are expected to increase further as the Madisonville Plant emerges from its startup phase and throughput volumes increase.  Operating margin was not proportionally affected due to the corresponding increase in the cost of purchased gas.  These segments are discussed individually below in greater detail.

Onshore Operations

The following table sets forth information for the three months ended June 30, 2003 and 2002:

	2003	2002
Revenues	$1,967,097	$1,030,106
Operating margin	144,287	94,724
Depreciation and amortization	58,681	49,149

Operating margin for Onshore operations increased in the second quarter by $49,000 from the same period of the prior year, mainly due to changes in gas transportation terms of a major natural gas pipeline, because the Company constructed new facilities to allow access to another pipeline and additional supply sources since the prior period.  Operating margin was also up due to the contribution for part of the quarter of the Madisonville Plant.  Operating margin is expected to increase further as the Madisonville Plant emerges from its startup phase and throughput volumes increase.

Offshore Operations

The following table sets forth information for the three months ended June 30, 2003 and 2002:

	2003	2002
Revenues	$164,806	$206,132
Operating margin	101,022	143,510
Depreciation and amortization	35,941	35,413

Operating margin for Offshore operations decreased in the second quarter by $42,000 from the same period of the prior year.  The decrease was primarily due to declines in natural gas and liquids volumes transported through the Company’s Pirates’ Beach system.

Fort Cobb Operations

The following table sets forth information for the three months ended June 30, 2003 and 2002:

	2003	2002
Revenues	$285,592	$189,566
Operating margin	(32,815)	(27,427)
Depreciation and amortization	48,501	49,266

Operating margin for Fort Cobb operations decreased $5,000 in the three months ended June 30, 2003 from the same period of the prior year, due to slightly lower gas sales volumes.  Fort Cobb’s business peaks in the third and fourth quarters because a significant portion of its load comes from supplying irrigation and crop-drying customers.

Operations Support

The following table sets forth information for the three months ended June 30, 2003 and 2002:

	2003	2002
General and administrative	$454,873	$493,413
Interest income	5,672	11,442
Interest expense	(82,734)	(54,701)
Interest capitalized	13,240	11,322
Other income (expense), net	7,862	18,234
Discontinued operations	—	35,080

General and administrative expenses for the quarter are 8% lower than for the same period of last year, primarily due to lower salaries, wages and related employee costs, partially offset by higher legal fees.

Interest income varies directly with the balance on deposit in the Company’s certificates of deposit and short-term money market accounts.  Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company’s operating line of credit and revolving credit agreement.

Other income for the periods includes late fees and penalties charged its customers by Fort Cobb and miscellaneous adjustments.

Six Months Ended June 30, 2003 Compared to June 30, 2002

Total Operations

The following table sets forth information for the six months ended June 30, 2003 and 2002:

	2003	2002
Revenues	$5,251,587	$2,849,719
Operating margin	709,376	633,440
Depreciation and amortization	276,943	266,673

Operating margin for the six months ended June 30, 2003 increased $76,000 compared to the same period of the prior year.  Onshore operating margin increased $159,000, Fort Cobb operating margin increased $19,000, and Offshore operating margin decreased $102,000.  Revenues were higher than the prior period due to higher average sales prices.  The average Henry Hub index price was $5.99 for the six months, compared to $5.03 for the prior period.  Operating margins were not proportionally affected due to the corresponding increase in the cost of purchased gas.  These segments are discussed individually below in greater detail.

Onshore Operations

The following table sets forth information for the six months ended June 30, 2003 and 2002:

	2003	2002
Revenues	$3,947,828	$1,725,705
Operating margin	362,068	203,038
Depreciation and amortization	108,094	97,013

Operating margin for onshore operations increased $159,000 in the six months ended June 30, 2003 from the same period of the prior year, mainly due to changes in gas transportation terms of a major natural gas pipeline, because the Company constructed new facilities to allow access to another pipeline and additional supply sources since the prior period.  Operating margin was also up due to the contribution for part of the quarter of the Madisonville Plant.  Operating margin is expected to increase further as the Madisonville Plant emerges from its startup phase and throughput volumes increase.

Offshore Operations

The following table sets forth information for the six months ended June 30, 2003 and 2002:

	2003	2002
Revenues	$308,071	$408,164
Operating margin	178,024	279,956
Depreciation and amortization	71,850	70,826

Operating margin for Offshore operations decreased $102,000 in the six months ended June 30, 2003 from the same period of the prior year.  The decrease was primarily due to declines in natural gas and liquids volumes transported through the Company’s Pirates’ Beach system.

Fort Cobb Operations

The following table sets forth information for the six months ended June 30, 2003 and 2002:

	2003	2002
Revenues	$995,688	$715,850
Operating margin	169,284	150,446
Depreciation and amortization	96,999	98,834

Operating margin for Fort Cobb operations increased $19,000 in the six months ended June 30, 2003 from the same period of the prior year, due to higher gas sales volumes during the first quarter of the year.  Fort Cobb’s business peaks in the third and fourth quarters because a significant portion of its load comes from supplying irrigation and crop-drying customers.

Operations Support

The following table sets forth information for the six months ended June 30, 2003 and 2002:

	2003	2002
General and administrative	$850,229	$981,839
Interest income	12,626	27,013
Interest expense	(140,746)	(102,625)
Interest capitalized	24,466	14,401
Gain on disposal of assets	5,807	919
Other income (expense), net	9,016	36,675
Discontinued operations	—	14,501
Cumulative effect of change in accounting principal	(105,777)	—

General and administrative expenses decreased 13% in the six months ended June 30, 2003 compared to the same period of the prior year, primarily due to lower salaries, wages and related employee costs, rent and office expenses, partially offset by higher legal fees.

Interest income varies directly with the balance on deposit in the Company’s certificates of deposit and short-term money market accounts.  Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company’s operating line of credit and revolving credit agreement.

Other income for the periods includes late fees and penalties charged its customers by Fort Cobb and miscellaneous adjustments.

Liquidity and Capital Resources

Going forward, the Company’s strategy is to maximize the potential of currently owned properties, to construct new pipeline systems and treating facilities, and to acquire properties that meet its economic performance hurdles.

The Company sold 14 non-core onshore natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002.  Cash of $839,000 was received at closing, and a contingent payment of up to $260,000 may be due in the fourth quarter of 2003 based on the subsequent performance of the assets.  Additionally, the Company sold its interest in an onshore joint venture that owned a south Texas natural gas gathering system for $85,000.  The sale of these non-core assets (approximately 58 miles of pipeline) is part of an overall strategy begun several years ago to rationalize the Company’s asset base, sell those that are non-core and focus on and expand those that generate the most cash flow and/or provide the greatest growth potential.  The Company has cash and cash equivalents and certificates of deposit totaling $442,389 at June 30, 2003.

The Company’s operating line of credit agreement provided for maximum available borrowings of $500,000 through June 2003.  Interest was payable monthly at 5.3% per annum and principal was due on demand, or if no demand was made, at maturity.  The Company liquidated the $500,000 certificate of deposit which served as collateral for the line and repaid the line of credit during June 2003.

The Company’s revolving credit agreement provides for maximum available borrowings up to $250,000 through May 22, 2004.  Principal outstanding under the agreement accrues interest at a variable rate, based on the bank’s prime rate index plus 1¼%, with a minimum rate of 8%.  The balance under the agreement is due upon demand, or if no demand is made, at maturity and is renewable annually.  Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement is collateralized with the assets of Fort Cobb, and guaranteed by the Company.  The Company had $97,150 of available borrowings under the agreement as of June 30, 2003.

Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank.  Principal outstanding under the note accrues interest at a variable rate, based on the bank’s prime rate index plus 1¼%, with a minimum rate of 8%.  The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008.  Fort Cobb used the proceeds to refinance its borrowings.

Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company (the “Borrowers”) entered into a term credit agreement with a bank.  During July 2003 the agreement was amended, effective March 31, 2003, to extend the interest only period to September 30, 2003.  All other terms and conditions of the agreement, including the maturity date, remained the same.  Under the agreement, as amended effective March 31, 2003, the Borrowers borrowed $1.5 million in multiple advances.  The monthly note payments through September 30, 2003 represent interest only at a fixed rate of 7¼%.  Thereafter the note requires 26 monthly payments of principal and interest of $54,818.54, with a final payment of unpaid principal, and accrued but unpaid interest due at the December 31, 2005 maturity date.  Costs of securing this debt are being charged to interest expense ratably over the maturity period of the note.  The Borrowers used the proceeds to finance the construction of the Pipeline Facilities.  The agreement is collateralized with the Company’s economic interest in the Madisonville project and the Waxahachie pipeline system, and the Company has guaranteed the loan and pledged the common stock of the Borrowers.  The agreement contains cross collateral and cross default provisions linking it to the Balloon Note, described below.

At March 1, 2003, principal and interest totaling $246,044, which was due under the Company’s subordinated notes on March 1, 2003 remained unpaid.  Under the terms of the subordinated notes, the Company has a sixty-day period in which to make this payment and prevent acceleration of the remaining outstanding principal.  The Company made the March 1, 2003 payments, plus additional interest, on April 29, 2003.

Effective March 31, 2003, the Company entered into a balloon credit agreement (the “Balloon Note”).  Under the Balloon Note agreement, the Borrowers borrowed $900,000 in multiple advances.  Principal outstanding under the Balloon Note accrues interest at a fixed rate of 7¼% and the note will mature after thirty-six months.  The monthly note payments represent interest only on the total balance outstanding.   Costs of securing this debt will be charged to interest expense ratably over the maturity period of the note.  The Borrowers used the proceeds to finance the remaining construction costs of the Pipeline Facilities, and to fund the principal and interest payments which were due under the Company’s subordinated note agreements on March 1, 2003.

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

Under the terms of the agreement with ADAC, dated March 6, 2003 (the “Agreement”), ADAC agreed to provide security acceptable to the Company’s primary bank to allow the Company to borrow the proceeds of the Balloon Note.  In exchange, ADAC will receive, during the term of the Balloon Note, one-half (50%) of the price upside portion only, if any, of the monthly fee to be received by the Company pursuant to the Madisonville project agreements.  Under the Agreement, ADAC has the option to either: (i) receive at the end of the term of the Balloon Note a lump-sum payment, which when added to the payments received, if any, for the price upside portion, will result in a 15% pre-tax internal rate of return on the $900,000, or (ii) pay off the Balloon Note on or before the end of the Balloon Note term in exchange for a one-third (33-1/3%) ownership interest in the Pipeline Facilities from that date forward.  The Company is obligated to pay the periodic interest payments to the bank during the three-year term of the Balloon Note.  Further, the Company granted liens, subordinate to the Company’s bank liens, on the Company’s economic interest in the Madisonville project, its Waxahachie pipeline system, and its Fort Cobb subsidiary.

Effective March 2003, Fort Cobb borrowed $57,900 from a bank to buy three replacement service vehicles.  The note requires monthly principal and interest payments of $1,386.50, reflecting interest at 6.99%, and matures on March 25, 2007.

Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally generated funds and available cash and bank borrowings as needed.  The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.  Any significant property acquisitions or development projects will require outside project financing.

At June 30, 2003, the Company’s long-term debt to total capitalization was approximately 35%.

Natural gas prices as represented by the NYMEX Henry Hub index averaged $5.99 and $5.03 for the six months ended June 30, 2003 and 2002.  The natural gas industry is generally optimistic about long-term prospects based on expected demand, the cost of developing prospects and the sales price of natural gas.  The Company’s operating margin is not directly affected by the price of natural gas since gas gathering and transportation are generally based on  fee arrangements and sales are made under back-to-back purchase and sales arrangements.  However, natural gas prices can affect exploration and development and result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

In connection with the sale of 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana effective August 1, 2002, the Company may be due a contingent payment of up to $260,000 in the fourth quarter of 2003 based on the subsequent performance of the assets.

In connection with securing the Balloon Note, the Company will be obligated at ADAC’s option to either: (i) pay at the end of the term of the Balloon Note a lump-sum, which when added to the payments made, if any, for the price upside portion, will result in ADAC receiving a 15% pre-tax internal rate of return on the $900,000, or (ii) convey to ADAC a one-third (33-1/3%) ownership interest in the Pipeline Facilities in exchange for ADAC paying off the Balloon Note on or before the end of the Balloon Note term.

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

High nitrogen gas is natural gas that contains nitrogen, either alone or in conjunction with other inerts, in excess of the maximum percentage (usually 4%) by volume acceptable to most pipeline companies.  About 16% of the domestic natural gas resource base (approximately 24 Tcf of proven reserves) is estimated by the Gas Technology Institute to be subquality because of the nitrogen content.  Most of the country’s current high nitrogen natural gas production is located in southwestern Kansas; however, there are substantial high nitrogen natural gas reserves in other parts of the country.  The Company’s target projects are located in geographic areas with well known concentrations of high nitrogen natural gas reserves.  Much of this high nitrogen natural gas remains undeveloped or shut-in because it cannot meet pipeline quality specifications and it is geographically separated from the large (100,000 Mcf per day or larger) cryogenic nitrogen rejection plants located primarily in Kansas.  The Company’s process is well suited to treat these “stranded” reserves.

Creation of long-term value for the common stockholder depends in part upon successful acquisition or construction of additional assets which will add to cash flows and generate attractive returns.  Access to reasonably priced long-term capital will significantly impact the Company’s ability to acquire or construct additional properties, enabling overhead costs to be spread over a larger asset base. There are many companies participating in the midstream segment of the natural gas industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow.  However, much of the Company’s focus is on high nitrogen natural gas projects where there is limited competition.  Such projects will have to be developed or constructed using creative financing methods.  The Company believes that, with its experienced personnel and its licensed nitrogen rejection process, it will be able to compete in this environment and will be able to find and finance attractive investments which will compliment its existing properties.

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

Item 3.  Controls and Procedures

As of August 14, 2003, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.  There were no significant changes in the

Company’s internal controls during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 3.                                                           Defaults Upon Senior Securities

None

Item 4.                                                           Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 21, 2003, the eight individuals with the greatest number of votes in favor were elected to serve as directors for the upcoming year:

Name	Votes For	Votes Withheld
Michael T. Fadden	8,346,539	407,426
John B. Ewing, Jr.	8,346,539	407,426
Scott D. Heflin	8,346,539	407,426
Earl P. Hoffman	8,346,539	407,426
Charles A. Holtgraves	8,346,539	407,426
Larry J. Horbach	8,346,539	407,426
Gary A. McConnell	8,346,539	407,426
Abe Yeddis	8,346,537	407,428
John J. Buterin	1,991,116	0
Thomas G. Stoll	1,991,116	0
Philip A. Wilson	1,991,116	0

At the Annual Meeting of Stockholders held on May 21, 2003, the stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s auditors with a vote of 8,563,652 for, 136,421 against and 2,045,008 votes abstaining.

Item 5.                                                           Other Information

None

Item 6.                                                           Exhibits and Reports on Form 8-K.

a)              Exhibits:

4(b)(4)             First Amendment to Amended and Restated Credit Agreement with Southwest Bank of Texas, dated March 31, 2003, for the Madisonville Term Note

11                                    Statement Regarding Computation of Per Share Earnings

31.1                           Section 302 Certification of Chief Executive Officer

31.2                           Section 302 Certification of Chief Financial Officer

32.1                           Officer certification pursuant to Sarbanes-Oxley Act of 2002, Section 906.

b)             Reports on Form 8-K:

May 9, 2003 – Selected financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Michael T. Fadden	/s/ Scott D. Heflin
Chief Executive Officer and President	Chief Financial Officer and Treasurer

August 14, 2003
(Date)