Form 10QSB
period 2003-09-30
GATEWAY ENERGY CORP/NE
filed 2003-11-19
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(713) 336-0844
(Issuer’s telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 2003, the Issuer had 15,426,317 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes  ☐    No  ☒

FORM 10-QSB

Part  I

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30, 2003

(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$118,913
Certificates of deposit	130,663
Trade accounts receivable, net of reserve of $130,832	1,556,273
Inventories, at average cost	63,644
Prepaid expenses and other assets	137,560
Total current assets	2,007,053

Property and Equipment, at cost
Gas gathering, processing and transportation	10,357,106
Office furniture and other equipment	810,659
11,167,765
Less accumulated depreciation and amortization	(3,608,652)
7,559,113
Other Assets
Investment in AET license, net of accumulated amortization of $114,013	307,037
Other	120,506
427,543
$9,993,709
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,361,957
Accrued expenses and other liabilities	351,702
Notes payable	191,365
Current maturities of long-term debt	862,663
Total current liabilities	2,767,687

Noncurrent Liabilities
Future asset retirement obligations	294,217
Reserve for ADAC guarantee	67,500
Total noncurrent liabilities	361,717

Long-term Debt, less current maturities	2,408,706

Stockholders’ Equity
Preferred stock – $1.00 par value; 10,000 shares authorized; no shares issued and outstanding	—
Common stock – $0.25 par value; 35,000,000 shares authorized; 15,426,317 shares issued and outstanding	3,856,577
Additional paid-in capital	15,989,102
Accumulated deficit	(15,390,080)
4,455,599
$9,993,709

The accompanying notes are an integral part of this statement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating revenues
Natural gas sales	$4,404,378	$1,616,298	$9,335,958	$4,050,374
Transportation of natural gas and liquids	139,650	141,029	380,931	448,524
Treating and other	41,486	41,585	120,212	149,733
	4,585,514	1,798,912	9,837,101	4,648,631
Operating costs and expenses
Cost of natural gas purchased	3,808,806	1,171,089	7,890,339	2,948,960
Operation and maintenance	226,407	208,326	687,085	648,532
Depreciation and amortization	158,968	133,086	435,915	399,756
Accretion	102,081	—	102,081	—
General and administrative	360,838	451,842	1,211,067	1,433,681
	4,657,100	1,964,343	10,326,487	5,430,929
Operating income (loss)	(71,586)	(165,431)	(489,386)	(782,298)

Other income (expense)
Interest income	1,166	10,260	13,791	37,273
Interest expense	(139,228)	(63,509)	(279,974)	(170,293)
Interest capitalized	—	18,837	24,466	37,395
Other income (expense), net	(6,554)	(121)	8,273	37,474
	(144,616)	(34,533)	(233,444)	(58,151)
Loss from continuing operations before income taxes	(216,202)	(199,964)	(722,830)	(840,449)
Provision for income taxes	—	—	—	—
Loss from continuing operations	(216,202)	(199,964)	(722,830)	(840,449)
Discontinued operations
Operations of properties sold	—	6,449	—	22,746
Gain on sale of properties	—	63,865	—	63,865
	—	70,314	—	86,611
Loss before cumulative effect of change in accounting principle	(216,202)	(129,650)	(722,830)	(753,838)
Cumulative effect of change in accounting for future asset retirement obligations	—	—	(105,777)	—
Net loss	$(216,202)	$(129,650)	$(828,607)	$(753,838)
Basic and diluted loss per share
Continuing operations	$(0.01)	$(0.01)	$(0.05)	$(0.05)
Discontinued operations	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—
Net loss	$(0.01)	$(0.01)	$(0.05)	$(0.05)
Weighted average number of common shares outstanding:
Basic and diluted	15,426,317	15,426,318	15,426,317	15,385,234
Pro Forma amounts assuming the new principle is applied retroactively
Loss from continuing operations	$(120,674)	$(206,649)	$(640,406)	$(860,503)
Loss per basic and diluted common share outstanding	$(0.01)	$(0.01)	$(0.04)	$(0.06)
Net Loss	$(120,674)	$(136,335)	$(746,183)	$(773,892)
Net loss per basic and diluted common share outstanding	$(0.01)	$(0.01)	$(0.05)	$(0.05)

The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
Net loss	$(828,607)	$(753,838)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Cumulative effect of change in accounting principle	105,777	—
Depreciation and amortization, including $75,874 related to discontinued operations in 2002	435,915	475,630
Gain on sale of properties	(5,807)	(64,784)
Stock compensation (income) expense	(15,803)	30,000
Accretion expense	102,081	—
Amortization of debt discount and debt issuance costs	42,389	12,715
Reserve for ADAC guarantee	67,500	—
Change in assets and liabilities:
Trade accounts receivable	(614,028)	143,254
Inventories	(14,799)	2,763
Prepaid expenses and other current assets	7,976	(206,357)
Accounts payable	620,525	(63,002)
Accrued expenses and other liabilities	221,360	(2,550)
Net cash provided (used) by operating activities	124,479	(426,169)

Cash flows from investing activities
Capital expenditures	(1,944,559)	(851,038)
Proceeds from sale of properties	14,500	840,000
Note receivable	—	82,432
Decrease in certificate of deposit	522,932	17,569
Other	1,915	—
Net cash (used) provided by investing activities	(1,405,212)	88,963

Cash flows from financing activities
Proceeds from borrowings	2,231,401	1,434,000
Payments on borrowings	(847,210)	(1,019,200)
Debt issue costs	(65,433)	(39,453)
Net cash provided by financing activities	1,318,758	375,347

Net increase in cash and cash equivalents	38,025	38,141
Cash and cash equivalents at beginning of period	80,888	141,337
Cash and cash equivalents at end of period	$118,913	$179,478
Supplemental Disclosures of Cash Flow Information:
Cash interest (including capitalized interest)	$176,593	$144,390
Non-cash transactions:
Receivable from sale of property	$—	$85,000

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

For the nine months ended September 30, 2003 and 2002, depreciation expense was $409,732 and $453,631 respectively.

Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying value.  The amount of impairment is measured by comparing the fair value of the asset to its carrying amount.

The Company provides for the future asset retirement obligations related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment.  The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment.  The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability.  Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability.  The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the nine months ended September 30, 2003:

Beginning balance	$202,007
Accretion	10,854
Revisions in estimated cash flows	81,356
Ending balance	$294,217

The pro forma amounts on the income statement show the effects of retroactive application of the statement on loss from continuing operations and net loss as if the new accounting principle was already in effect prior to the periods presented.

Other Assets

The Company’s primary other asset, its license for a patented process to remove nitrogen from streams of natural gas, is being amortized to expense over the life of the underlying patents.  The latest of these patents expires in 2014.

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

Income Taxes

The Company has no current provision for income taxes because it had net losses in the periods presented, and the related tax benefits may not be realized in future periods and are therefore fully reserved in the accompanying financial statements.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial and tax bases of assets and liabilities as measured using the enacted tax rates expected to apply when these differences reverse. Deferred tax assets are reduced by a valuation allowance when it is likely that they will not be realized.  The deferred tax provision is the result of changes in deferred tax assets and liabilities.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  No stock-based employee compensation cost (except for the compensation expense related to certain repriced options) is reflected in net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock at the date of grant.

During May 2003 the company granted 79,998 common stock options to its nonemployee directors as part of their annual compensation for service to the Company.  Of the total options granted, 50,000 were granted from the 1998 Outside Directors Stock Option Plan (a non-approved plan) and 29,998 were granted from the 1998 Stock Option Plan.

For pro forma purposes, the estimated value of the Company’s stock-based awards to employees is amortized over the options’ vesting period.  The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation for the three months and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss – as reported	$(216,202)	$(129,650)	$(828,607)	$(753,838)
Deduct stock option compensation income recognized on repriced options	(13,545)	—	(15,803)	—
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,817)	(4,773)	(15,811)	(14,559)
Net loss – pro forma	$(236,564)	$(134,423)	$(860,221)	$(739,279)

Basic and diluted net loss per share – as reported	$(0.01)	$(0.01)	$(0.05)	$(0.05)
Basic and diluted net loss per share – pro forma	$(0.02)	$(0.01)	$(0.06)	$(0.05)

Earnings Per Share

Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  Diluted loss per common share is the same as basic for all periods presented because the effect of potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive.  For the three months ended September 30, 2003 and 2002, the potentially dilutive common shares were 67,612 and 0, respectively.  For the nine months ended September 30, 2003 and 2002, the potentially dilutive common shares were 36,624 and 13,283, respectively.

Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of the liability for asset retirement costs be recognized in an entity’s balance sheet, as both a liability and an increase in the carrying values of such assets, in the periods in which such liabilities can be reasonably estimated.  It also requires allocation of such asset retirement cost to expense over its useful life.  The Company has adopted this statement, which is effective for fiscal years beginning after June 15, 2002.  The cumulative effect of adopting this statement was to increase net loss for the nine months ended September 30, 2003 by $105,777, or less than $0.01 per common share.  The application of this statement is further described above under the caption Property and Equipment.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain freestanding instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances).  The Company adopted SFAS No. 150 effective July 1, 2003.  The adoption of this statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

(3)           Acquisitions and Divestitures

The Company made total capital expenditures of $1,944,559 in the nine months ended September 30, 2003, primarily to construct the pipelines servicing the Madisonville Plant—a four-inch gathering line, a three-inch injection line and the ten-inch pipeline to transport the pipeline quality gas (the “Pipeline Facilities”).  As of September 30, 2003, the Pipeline Facilities were constructed and operational and the Madisonville Plant was completing its start-up phase.  See discussion of the Madisonville Plant in Note 5 and the project financing in Note 4 to the consolidated financial statements.

The Company sold from its onshore segment 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002.  Cash of $839,000 was received at closing in the third quarter of 2002, and a contingent payment of $20,806 was received November 12, 2003 based on the subsequent performance of the assets.  Additionally, effective September 30, 2002, the Company sold its interest in an onshore joint venture that owned a south Texas natural gas gathering system for $85,000 cash.  A net gain of $63,865 was recognized in the 2002 financial statements in connection with these sales, and the contingent payment will be recognized as gain on sale in the fourth quarter.  A portion of the aggregate proceeds from the sales was used by the Company to finance construction of the Pipeline Facilities.  The operations of the assets sold have been presented in the consolidated statement of operations as discontinued operations for the three months and nine months ended September 30, 2002.

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

The Company’s revolving credit agreement provides for maximum available borrowings of up to $250,000 through May 22, 2004.  Principal outstanding under the agreement accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually.  Costs of obtaining this debt are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb uses the proceeds from time to time for general working capital purposes.  The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company.  The Company had $58,635 of available borrowings under the agreement as of September 30, 2003.

Long-term Debt

Long-term debt at September 30, 2003 consisted of the following:

Subordinated notes	$222,797
Term note – Fort Cobb	597,078
Term note – Madisonville	1,500,000
Balloon note – Madisonville	900,000
Term note – Fort Cobb vehicles	51,494
3,271,369
Less current maturities	862,663
$2,408,706

Subordinated Notes

In connection with the Recapitalization that was effective March 1, 1997, the Company issued subordinated promissory notes with a face amount of $1,171,700.  The stated interest rate is 10% payable quarterly with equal annual principal payments beginning on March 1, 2000 and continuing through March 1, 2004.  The Company calculated the fair market value of the notes to be $978,000 at March 1, 1997 and recorded the difference between fair value and the face amount as discount on subordinated notes.  The discount is being amortized to interest expense using the interest method over the term of the subordinated notes.  Such charge to interest expense was $20,753 for the nine months ended September 30, 2003 and 2002.  As a result, the effective interest rate of the subordinated notes is 15%.

Term Note – Fort Cobb

Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank.  Principal outstanding under the note accrues interest at a variable rate, based on the bank’s prime rate index plus 1¼%, with a minimum rate of 8%.  The interest rate at September 30, 2003 was 8%.  The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008.  Costs of obtaining this debt are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb used the proceeds to refinance its borrowings from the Company, and the Company used the proceeds for general corporate purposes.

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

The Company believes that it is likely that ADAC will elect to pay off the Balloon Note in exchange for an ownership interest in the Pipeline Facilities; however, it is beyond the Company’s control.  Therefore, the minimum return guaranteed to ADAC by the Company is being accrued ratably over the three-year term of the Balloon Note, and reduced by periodic price upside payments, if any, paid to ADAC.  Such accruals increased interest expense in the accompanying financial statements by $67,500 for the three months and nine months ended September 30 2003.  If ADAC elects to pay off the Balloon Note at maturity or before, the reserve for the ADAC guarantee will be credited to income.

Term Note – Fort Cobb Vehicles

Effective March 2003, Fort Cobb borrowed $57,900 from a bank to buy three replacement service vehicles.  The note requires monthly principal and interest payments of $1,386.50, reflecting interest at 6.99%, and matures on March 25, 2007.

Letters of Credit

As of September 30, 2003, the Company had outstanding letters of credit totaling $675,000.

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

Hanover’s facilities (the “Madisonville Plant”), designed initially to treat 18,000 Mcf per day, and the related Pipeline Facilities are now in production and are completing the start-up phase.  Typically during this phase various process bottlenecks and mechanical problems are encountered, analyzed and repaired.  See Note 4 for a description of the Company’s financing related to this project.  In connection with securing the Balloon Note, the Company is obligated at ADAC’s option to either: (i) pay at the end of the term of the Balloon Note a lump-sum, which when added to the payments made, if any, for the price upside portion, will result in ADAC receiving a 15% pre-tax internal rate of return on the $900,000, or (ii) convey to ADAC a one-third (33-1/3%) ownership interest in the Pipeline Facilities in exchange for ADAC paying off the Balloon Note on or before the end of the Balloon Note term.  The Company is obligated to pay the periodic interest payments to the bank during the three-year term of the Balloon Note.

The Company believes that it is likely that ADAC will elect to pay off the Balloon Note in exchange for an ownership interest in the Pipeline Facilities; however, it is beyond the Company’s control.  Therefore, the minimum return guaranteed to ADAC by the Company is being accrued ratably over the three-year term of the Balloon Note, and reduced by periodic price upside payments, if any, paid to ADAC.  If ADAC elects to pay off the Balloon Note at maturity or before, the reserve for the ADAC guarantee will be credited to income.

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

During 2002 the Company sold 14 of its onshore pipeline systems and its interest in a joint venture that owned a south Texas natural gas gathering system (the “Sold Properties”), and the operating results of those properties are presented in the accompanying statement of operations for the three months and nine months ended September 30, 2002 as discontinued operations.  The figures for those periods presented below have been restated to remove the operating results of the Sold Properties.

The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements.  The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses.  Such amounts are before general and administrative expense, depreciation, interest income or expense or income taxes.  Inter-segment sales of $428,025 and $275,574 were eliminated during consolidation for the three months ended September 30, 2003 and 2002.  Inter-segment sales of $1,065,639 and $582,714 were eliminated during consolidation for the nine months ended September 30, 2003 and 2002.

Summarized financial information of the Company’s reportable segments, and a reconciliation of operating margin to consolidated net loss, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Onshore Operations
Revenues	$3,785,144	$1,077,020	$7,732,972	$2,802,724
Operating margin	301,807	148,751	663,877	349,990
Depreciation and amortization	69,927	49,375	178,025	146,385
Total assets	5,996,246	4,211,291	5,996,246	4,211,291

Offshore Operations
Revenues	170,182	182,612	478,253	590,777
Operating margin	109,675	125,609	287,698	405,566
Depreciation and amortization	40,540	35,413	112,390	106,239
Total assets	1,721,543	1,783,980	1,721,543	1,783,980

Fort Cobb Operations
Revenues	630,188	539,280	1,625,876	1,255,130
Operating margin	138,819	145,137	308,102	295,583
Depreciation and amortization	48,501	48,298	145,500	147,132
Total assets	2,275,920	2,255,653	2,275,920	2,255,653

Total
Revenues	4,585,514	1,798,912	9,837,101	4,648,631
Operating margin	550,301	419,497	1,259,677	1,051,139
Depreciation and amortization	158,968	133,086	435,915	399,756
Total assets	9,993,709	8,250,924	9,993,709	8,250,924

Reconciliation to net loss
Operating margin	$550,301	$419,497	$1,259,677	$1,051,139
Depreciation and amortization	(158,968)	(133,086)	(435,915)	(399,756)
Accretion	(102,081)	—	(102,081)	—
General & administrative	(360,838)	(451,842)	(1,211,067)	(1,433,681)
Other income (expense), net	(144,616)	(34,533)	(233,444)	(58,151)
Discontinued operations	—	70,314	—	86,611
Cumulative effect of change in accounting principal	—	—	(105,777)	—
Net loss	$(216,202)	$(129,650)	$(828,607)	$(753,838)

(7)           Subsequent Event

On October 29, 2003, the Company successfully mediated a dispute with a vendor.   The accompanying balance sheet reflects invoices payable to this vendor totaling $182,706.  Under the terms of the settlement agreement, the Company is to pay the vendor $25,000 on December 1, 2003, and execute a note for $100,000, bearing no interest, payable in 18 monthly installments of $5,200 beginning January 1, 2004, and one final installment of $6,400 on July 1, 2005.  Collateral for the note will be the Company’s Crystal Beach terminal facility.

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

The Company provides for the future asset retirement obligations related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment.  The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment.  The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability.  Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability.  The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the nine months ended September 30, 2003:

Beginning balance	$202,007
Accretion	10,854
Revisions in estimated cash flows	81,356
Ending balance	$294,217

The pro forma amounts on the income statement show the effects of retroactive application of the statement on loss from continuing operations and net loss as if the new method was already in effect prior to the periods presented.

Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of the liability for asset retirement costs be recognized in an entity’s balance sheet, as both a liability and an increase in the carrying values of such assets, in the periods in which such liabilities can be reasonably estimated.  It also requires allocation of such asset retirement cost to expense over its useful life.  The Company has adopted this statement, which is effective for fiscal years beginning after June 15, 2002.  The cumulative effect of adopting this statement was to increase net loss for the nine months ended September 30, 2003 by $105,777, or less than $0.01 per common share.  The application of this statement is further described above under the caption Property and Equipment.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain freestanding instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances).  The Company adopted SFAS No. 150 effective July 1, 2003.

The adoption of this statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

Other Assets

The Company’s primary other asset, its license for a patented process to remove nitrogen from streams of natural gas, is being amortized to expense over the life of the underlying patents.  The latest of these patents expires in 2014.

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

Results of Operations

General

The Henry Hub closing index price for natural gas during the nine months ended September 30, 2003 averaged $5.65 per MMBtu, compared to $4.94 for the same period of the prior year.  In the accompanying financial statements, the Company’s revenues from sales of natural gas, along with the cost of purchased gas, increased proportionately from prior year levels.  Because the Company buys and sells gas under “back-to-back” purchase and sale contracts designed to minimize commodity price risk, the Company’s net operating margin is relatively insensitive to fluctuations in the market price of gas.  Accordingly, the Company evaluates each of its activities based on the operating margin it produces.  The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses.  Management reviews and evaluates the operations of three main segments—Onshore operations, Offshore operations and Fort Cobb operations.

During 2002 the Company sold 14 of its onshore pipeline systems and its interest in a joint venture that owned a south Texas natural gas gathering system (the “Sold Properties”), and the operating results of those properties are presented in the accompanying statement of operations for the three months and nine months ended September 30, 2002 as discontinued operations.  The figures for those periods presented below have been restated to remove the operating results of the Sold Properties.

Three Months Ended September 30, 2003 Compared to September 30, 2002

Total Operations

The following table sets forth information for the three months ended September 30, 2003 and 2002:

	2003	2002
Revenues	$4,585,514	$1,798,912
Operating margin	550,301	419,497
Depreciation and amortization	158,968	133,086

Operating margin for the three months ended September 30, 2003 increased $131,000 compared to the same period of the prior year.  Onshore operating margin increased $153,000, Offshore operating margin decreased $16,000, and Fort Cobb operating margin decreased $6,000.  Revenues were higher for the period due to higher sale and transport volumes and stronger natural gas prices.  The average Henry Hub index price was $4.98 for the three months, compared to $4.76 for the prior period.  These segments are discussed individually below in greater detail.

Onshore Operations

The following table sets forth information for the three months ended September 30, 2003 and 2002:

	2003	2002
Revenues	$3,785,144	$1,077,020
Operating margin	301,807	148,751
Depreciation and amortization	69,927	49,375

Operating margin for Onshore operations increased by $153,000 from the same period of the prior year, mainly due to the impact of the Madisonville pipeline facilities which started operations during second quarter 2003.

Offshore Operations

The following table sets forth information for the three months ended September 30, 2003 and 2002:

	2003	2002
Revenues	$170,182	$182,612
Operating margin	109,675	125,609
Depreciation and amortization	40,540	35,413

Operating margin for Offshore operations decreased in the third quarter by $16,000 from the same period of the prior year. The decrease was primarily due to declines in natural gas and liquids volumes transported for producers in the areas of Galveston Blocks 190L and 213L, and High Island Block 98L.

Fort Cobb Operations

The following table sets forth information for the three months ended September 30, 2003 and 2002:

	2003	2002
Revenues	$630,188	$539,280
Operating margin	138,819	145,137
Depreciation and amortization	48,501	48,298

Operating margin for Fort Cobb operations decreased $6,000 in the three months ended September 30, 2003 from the same period of the prior year mainly due to 17% lower delivered volumes.  Fort Cobb’s business normally peaks in the third and fourth quarters because a significant portion of its load comes from supplying natural gas to irrigation and crop-drying customers.

Reconciliation of Operating Margin to Net Loss

The following table sets forth information for the three months ended September 30, 2003 and 2002:

	2003	2002
Operating margin	$550,301	$419,497
Depreciation and amortization	(158,968)	(133,086)
Accretion	(102,081)	—
General and administrative	(360,838)	(451,842)
Interest income	1,166	10,260
Interest expense	(139,228)	(63,509)
Interest capitalized	—	18,837
Other income (expense), net	(6,554)	(121)
Discontinued operations	—	70,314
Net loss	$(216,202)	$(129,650)

Accretion expense for the three months ended September 30, 2003 included $81,356 recognized in connection with changes in estimated future asset retirement costs.

General and administrative expenses for the quarter are 20% lower than for the same period of last year.  The decrease was primarily due to lower salaries, employee related and other costs, including the non-cash impact of a downward revaluation of employee stock options that were repriced in 1999.  Under the Financial Accounting Standards Board Interpretation 44, Interpretation of APB Opinion 25, the Company is required to account for these options under variable award accounting, due to the change in the option exercise price.  Variable award accounting requires recognition of compensation expense (or income) under certain circumstances when the market price of the Company’s stock exceeds the exercise price of the stock option.

Interest income varies directly with the balance on deposit in the Company’s certificates of deposit and short-term money market accounts.  Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company’s revolving credit agreement.  Interest expense of $18,837 related to the Madisonville term loan was capitalized during the three months ended September 30, 2002.  Interest expense for the three months ended September 30, 2003 included $67,500 recognized in connection with the reserve for the ADAC guarantee.

Other income (expense), net for the period includes mainly the write-off of uncollectible accounts receivable.

Nine Months Ended September 30, 2003 Compared to September 30, 2002

Total Operations

The following table sets forth information for the nine months ended September 30, 2003 and 2002:

	2003	2002
Revenues	$9,837,101	$4,648,631
Operating margin	1,259,677	1,051,139
Depreciation and amortization	435,915	399,756

Operating margin for the nine months ended September 30, 2003 increased $209,000 compared to the same period of the prior year.  Onshore operating margin increased $314,000, Fort Cobb operating margin increased $13,000, and Offshore operating margin decreased $118,000.  Revenues were higher for the period due to higher sale and transport volumes and stronger natural gas prices.  The average Henry Hub index price was $5.65 for the nine months, compared to $4.94 for the prior period.  Operating margins were not proportionally affected due to the corresponding increase in the cost of purchased gas.  These segments are discussed individually below in greater detail.

Onshore Operations

The following table sets forth information for the nine months ended September 30, 2003 and 2002:

	2003	2002
Revenues	$7,732,972	$2,802,724
Operating margin	663,877	349,990
Depreciation and amortization	178,025	146,385

Operating margin for onshore operations increased $314,000 in the nine months ended September 30, 2003 from the same period of the prior year, mainly due to the impact of the Madisonville pipeline facilities which started operations during second quarter 2003.

Offshore Operations

The following table sets forth information for the nine months ended September 30, 2003 and 2002:

	2003	2002
Revenues	$478,253	$590,777
Operating margin	287,698	405,566
Depreciation and amortization	112,390	106,239

Operating margin for Offshore operations decreased $118,000 in the nine months ended September 30, 2003 from the same period of the prior year.  The decrease was primarily due to declines in natural gas and liquids volumes transported for producers in the areas of Galveston Blocks 190L and 213L,and High Island Block 98L.

Fort Cobb Operations

The following table sets forth information for the nine months ended September 30, 2003 and 2002:

	2003	2002
Revenues	$1,625,876	$1,255,130
Operating margin	308,102	295,583
Depreciation and amortization	145,500	147,132

Operating margin for Fort Cobb operations increased $13,000 in the nine months ended September 30, 2003 from the same period of the prior year.  A small decrease in delivered volumes was more than offset by a reduction in operating costs.  Fort Cobb’s business normally peaks in the third and fourth quarters because a significant portion of its load comes from supplying natural gas to irrigation and crop-drying customers.

Reconciliation of Operating Margin to Net Loss

The following table sets forth information for the nine months ended September 30, 2003 and 2002:

	2003	2002
Operating margin	$1,259,677	$1,051,139
Depreciation and amortization	(435,915)	(399,756)
Accretion	(102,081)	—
General and administrative	(1,211,067)	(1,433,681)
Interest income	13,791	37,273
Interest expense	(279,974)	(170,293)
Interest capitalized	24,466	37,395
Gain on disposal of assets	5,807	—
Other income (expense), net	2,466	37,474
Discontinued operations	—	86,611
Cumulative effect of change in accounting principal	(105,777)	—
Net loss	$(828,607)	$(753,838)

Accretion for the nine months ended September 30, 2003 included $81,356 recognized in connection with changes in estimated future asset retirement costs.

General and administrative expenses decreased 16% in the nine months ended September 30, 2003 compared to the same period of the prior year.  The decrease was primarily due to lower salaries, employee related and other costs.

Interest income varies directly with the balance on deposit in the Company’s certificates of deposit and short-term money market accounts.  Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company’s revolving credit agreement.  Interest expense of $24,466 and $37,395 related to the Company’s Madisonville term loan was capitalized during the nine months ended September 30, 2003 and 2002.  Interest expense for the nine months ended September 30, 2003 included $67,500 recognized in connection with the reserve for the ADAC guarantee.

Other income for the periods includes refunds, late fees and penalties charged by Fort Cobb and miscellaneous adjustments.

Liquidity and Capital Resources

Going forward, the Company’s strategy is to maximize the potential of currently owned properties, to construct new pipeline systems and treating facilities, and to acquire properties that meet its economic performance hurdles.  The Company is assessing its future cash flow requirements and is developing a plan of action to ensure that its needs are met.

The Company sold 14 non-core onshore natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002.  Cash of $839,000 was received at closing, and a contingent payment of $20,806 was received November 12, 2003 based on the subsequent performance of the assets.  Additionally, the Company sold its interest in an onshore joint venture that owned a south Texas natural gas gathering system for $85,000.  The sale of these non-core assets (approximately 58 miles of pipeline) was part of an overall strategy begun several years ago to rationalize the Company’s asset base, sell those that are non-core and focus on and expand those that generate the most cash flow and/or provide the greatest growth potential.  The Company has cash and cash equivalents and certificates of deposit totaling $249,576 at September 30, 2003.

The Company’s operating line of credit agreement provided for maximum available borrowings of $500,000 through June 2003.  Interest was payable monthly at 5.3% per annum and principal was due on demand, or if no demand was made, at maturity.  The Company liquidated the $500,000 certificate of deposit which served as collateral for the line and repaid the line of credit during June 2003.

The Company’s revolving credit agreement provides for maximum available borrowings up to $250,000 through May 22, 2004.  Principal outstanding under the agreement accrues interest at a variable rate, based on the bank’s prime rate index plus 1¼%, with a minimum rate of 8%.  The balance under the agreement is due upon demand, or if no demand is made, at maturity and is renewable annually.  Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement is collateralized with the assets of Fort Cobb, and guaranteed by the Company.  The Company had $58,635 of available borrowings under the agreement as of September 30, 2003.

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

The Company believes that it is likely that ADAC will elect to pay off the Balloon Note in exchange for an ownership interest in the Pipeline Facilities; however, it is beyond the Company’s control.  Therefore, the minimum return guaranteed to ADAC by the Company is being accrued ratably over the three-year term of the Balloon Note, and reduced by periodic price upside payments, if any, paid to ADAC.  If ADAC elects to pay off the Balloon Note at maturity or before, the reserve for the ADAC guarantee will be credited to income.

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

At September 30, 2003, the Company’s long-term debt to total capitalization was approximately 35%.

On October 29, 2003, the Company successfully mediated a dispute with a vendor.   The accompanying balance sheet reflects invoices payable to this vendor totaling $182,706.  Under the terms of the settlement agreement, the Company is to pay the vendor $25,000 on December 1, 2003, and execute a note for $100,000, bearing no interest, payable in 18 monthly installments of $5,200 beginning January 1, 2004, and one final installment of $6,400 on July 1, 2005.  Collateral for the note will be the Company’s Crystal Beach terminal facility.

Natural gas prices as represented by the NYMEX Henry Hub index averaged $5.65 and $4.94 for the nine months ended September 30, 2003 and 2002.  The natural gas industry is generally optimistic about long-term prospects based on expected demand, the cost of developing prospects and the sales price of natural gas.  The Company’s operating margin is not directly affected by the price of natural gas since gas gathering and transportation are generally based on  fee arrangements and sales are made under back-to-back purchase and sales arrangements.  However, natural gas prices can affect exploration and development and result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

In connection with the sale of 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana effective August 1, 2002, the Company received a contingent payment of $20,806 on November 12, 2003 based on the subsequent performance of the assets.

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

High nitrogen gas is natural gas that contains nitrogen, in excess of the maximum percentage (usually 4%) by volume of total inerts acceptable to most pipeline companies.  About 16% of the domestic natural gas resource base (approximately 24 Tcf of proven reserves) is estimated by the Gas Technology Institute to be subquality because of the nitrogen content.  Most of the country’s current high nitrogen natural gas production is located in southwestern Kansas; however, there are substantial high nitrogen natural gas reserves in other parts of the country.  The Company’s target projects are located in geographic areas with well known concentrations of high nitrogen natural gas reserves.  Much of this high nitrogen natural gas remains undeveloped or shut-in because it cannot meet pipeline quality specifications and it is geographically separated from the large (100,000 Mcf per day or larger) cryogenic nitrogen rejection plants located primarily in Kansas.  The Company’s process is well suited to treat these “stranded” reserves.

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

Operations are significantly affected by factors which are outside the Company’s control.  Gas gathering and processing revenues are dependent on throughput volume.  Pipeline throughput is dependent on natural gas production which is significantly affected by natural gas prices as prices affect the willingness of producers to invest the required capital to obtain geological and geophysical information, to drill development or exploratory wells, and to rework or maximize production on existing wells. Natural gas prices are currently at levels which should provide adequate incentive to producers; however, there is no assurance that such prices will remain at current levels, and that producers will react positively to the current prices.

Natural gas retail sales are affected by weather. Much of the retail demand is for crop irrigation and drying.  Above normal precipitation in the growing season and hot, dry weather in the fall can significantly reduce demand for natural gas on the Fort Cobb distribution system.

Forward-Looking Statements – Safe Harbor Provisions

This report contains certain forward-looking statements intended to be covered by the safe harbors provided under Federal securities law and regulation.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  Where the company expresses an expectation or belief as to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

Item 3.  Controls and Procedures

As of November 14, 2003, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.  There were no significant changes in the Company’s internal controls during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

a)     Exhibits:

11            Statement Regarding Computation of Per Share Earnings

31.1         Section 302 Certification of Chief Executive Officer

31.2         Section 302 Certification of Chief Financial Officer

32.1         Section 906 Certification of Chief Executive Officer

32.2         Section 906 Certification of Chief Financial Officer

b)    Reports on Form 8-K:

August 14, 2003 – Selected financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Michael T. Fadden	/s/ Scott D. Heflin
Chief Executive Officer and President	Chief Financial Officer and Treasurer

November 14, 2003
(Date)