Form 10KSB
period 2003-12-31
GATEWAY ENERGY CORP/NE
filed 2004-03-24
CIK 40194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT OF 1934

Commission File No. 0-6404

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

Common Stock, $0.25 Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s operating revenues for its most recent fiscal year were $15,174,343.

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 11, 2004 was $4,891,145.  The number of shares outstanding of the issuer’s common equity as of March 11, 2004, was 15,686,041.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into the indicated parts of this Annual Report to the extent specified in such parts:

Parts II and III of this Annual Report incorporate by reference information in the Proxy Statement for the Annual Meeting of Stockholders of Gateway Energy Corporation to be held on May 25, 2004.

Transitional Small Business Disclosure Format (check one):     Yes  ☐   No  ☒

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Gateway Energy Corporation (the “Company,” or “Gateway”), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992.  The Company’s common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG.  The Company’s executive offices are located at 500 Dallas Street, Suite 2615, Houston, Texas 77002, and its telephone number is (713) 336-0844.  Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb Fuel Authority, L.L.C. and Gateway Processing Company.

In the following discussion, “Mcf” refers to thousand cubic feet of natural gas; “Tcf” refers to trillion cubic feet of natural gas; “Bbl” refers to barrel, of approximately 42 U.S. gallons;  “Btu” refers to British thermal unit, a common measure of the energy content of natural gas; “MMBtu” refers to one million British thermal units.  “Mcfe” refers to thousand cubic feet equivalent.  Liquid hydrocarbons are converted to Mcf equivalents using the ratio of 1.0 barrel of liquid hydrocarbons to 6.0 Mcf of natural gas.

Description of Business

The Company owns and operates natural gas gathering, transportation and distribution systems and related facilities in Texas and Oklahoma, and offshore in Texas and federal waters of the Gulf of Mexico.  These systems include approximately 778 miles of pipeline ranging in diameter from 1 inch to 20 inches through which the Company gathers natural gas and liquid hydrocarbons from producing properties owned by others, transports gas and liquid hydrocarbons and distributes natural gas to various markets.  If the Company assumes title along with possession of the gas, it sells the gas to a marketing company or markets directly to end users, including agricultural, residential, industrial and commercial users, under “back-to-back” purchase and sale contracts designed to minimize commodity risk.  Otherwise the Company transports the gas for a fee per MMBtu or Mcf.  Liquid hydrocarbons are transported for a fee per Bbl.

Because the Company’s operating margin is generated under back-to-back purchase and sales contracts, or under contracts that have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported, the Company’s operating margin is relatively insensitive to the commodity prices of natural gas and oil.  The primary impact on the Company of the level of gas and oil commodity prices is their impact on drilling activities.  High prices tend to generate greater cash flow for producers and thus enthusiasm to accelerate drilling; low prices tend to have the opposite effect.  However, the Company receives a portion of the proceeds from the sale of natural gas transported through the Madisonville Pipeline Facilities (defined below) when the sales price of the natural gas exceeds a stated threshold level.

The Company has an exclusive license in the continental U.S. for a state-of-the-art, patented process for the rejection of nitrogen from natural gas streams.  The license was obtained from Advanced Extraction Technologies, Inc. (“AET”) of Houston, TX and technical information about the process (the “Mehra Process”SM) is available on the Company’s website.  The process provides cost-effective, non-cryogenic removal of nitrogen from sub-quality natural gas so that the gas meets pipeline quality specifications for minimum heat content (i.e., Btu content per cubic foot of gas) or maximum total inert components, and is thus saleable.

The sub-quality (high nitrogen) natural gas resource base is substantial.  In the most recent update of its chemical composition database of the nation’s natural gas resource base, the Gas Technology Institute classified approximately 41% of the natural gas reserves in the Lower-48 United States as sub-quality gas.  Almost 40% (approximately 24 Tcf) of this sub-quality gas is unable to meet the pipeline quality specifications due to the presence of nitrogen alone or nitrogen in combination with other contaminants.  Furthermore, approximately 90% of the gas that is sub-quality because of nitrogen has from 4% to 20% nitrogen in the gas.  This is the range of nitrogen content where the Mehra Process is most cost effective.

Business Growth Strategy

The ownership and operation of treating plants to remove nitrogen from natural gas and direct ownership and production of high nitrogen natural gas reserves are the primary components of the Company’s strategy to increase earnings and cash flows.  We own an extensive database of sub-quality (high nitrogen) natural gas prone areas in the

U.S., and we are actively seeking outside growth capital to accelerate our business plan to enable us to capitalize on opportunities in a favorable natural gas price environment.  Additional equity, supplemented by bank borrowings, will fund acquisitions of high nitrogen natural gas properties, allow us to participate in the development of these properties and support construction of treating plants using our licensed technology to remove nitrogen from high nitrogen natural gas production.  Until we are able to successfully raise additional capital, we will execute our growth strategy through strategic alliances in high nitrogen natural gas projects.  Successful implementation of our business plan is expected to create substantial growth in earnings and cash flows.

Should the future prices of natural gas encourage exploration and development drilling, the Company is expected to benefit from the presence of its pipelines in proven productive areas, both onshore and offshore in the Gulf Coast region.  With a current throughput volume significantly less than our maximum daily throughput capacity, we will be able to solicit a significant amount of new gathering and transportation business.

Major Customers and Suppliers

The Company purchases natural gas from several producers and suppliers, and during the year ended December 31, 2003, three oil and gas companies supplied 34%, 28% and 27% of its total gas purchased.  During the year ended December 31, 2002, three oil and gas companies supplied 71%, 14% and 10% of its total gas purchased.  Gross sales to customers representing 10% or more of total revenue for the years ended December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
TXU Portfolio Management Co LP	49%	—
Dart Container Corporation	19%	36%
Owens Corning Fiberglas Corporation	6%	34%
Infinite Energy, Inc.	—	10%

Although these sales constitute a significant portion of total revenues, they represent a much less significant portion of operating margin because of back-to-back purchase contracts to supply these major customers.  The Company believes that a loss of a major customer could be readily replaced and would not have a material adverse effect on its financial statements.  The premature loss of the supply of natural gas transported through the Madisonville Pipeline Facilities could have a material impact on the Company’s results of operations and cash flows.

Competition

The natural gas industry is highly competitive.  The Company competes against other companies in the gathering, transporting, treating and marketing business for gas supplies and for customers.  Competition for gas supplies is primarily based on the availability of transportation facilities, cost-effectiveness of treating facilities, service and satisfactory price.  In marketing, there are numerous competitors, including affiliates of intrastate and interstate pipelines, major producers, brokers and marketers.  Most competitors have capital resources greater than the Company and control greater supplies of gas.  Competition for marketing customers is primarily based on reliability and the price of delivered gas.

Because of the significantly higher costs to construct pipelines in marine environments and the difficulty of siting new onshore separation/dehydration and terminal facilities, it is likely that any new well that is completed within two miles of the Company’s existing offshore systems will be connected to Gateway’s nearby system.  Since the Company became actively involved as the operator of these offshore systems, it has been successful in connecting every new, available well completed within that distance, and this success rate is not expected to change in the future.

There are two types of competition that the Company faces in high nitrogen natural gas.  First is the competition to acquire domestic proven reserves of natural gas.  We are unaware of any other company that is focusing on the acquisition and exploitation of high nitrogen natural gas reserves.  Second is the competition to provide treating facilities to owners of high nitrogen natural gas reserves so that the nitrogen can be removed and the resulting pipeline quality gas sold.

There are four principal technologies available for treating high nitrogen natural gas to remove the nitrogen.  Two of the technologies have limited application, the first primarily due to low recoveries (and thus higher methane losses), and the second due to low operating pressures and lack of “turndown” capability (inability to economically adapt to lower throughput volumes).  Consequently, the real competition is between Gateway’s licensed technology—

the Mehra Process—and cryogenic technology.  The Mehra Process involves using a physical solvent to selectively absorb hydrocarbons, but not the entrained nitrogen, from the gas stream.  By contrast, cryogenic technology involves partially or fully liquefying the nitrogen-rich gas stream, under pressure and at very low temperatures (e.g., as low as -350°F) and then separating this stream into a rejected nitrogen stream and a pipeline quality gas stream.  Please refer to the Company’s website, www.gatewayenergy.com, for more information on the various nitrogen rejection technologies.

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

Environmental and Safety Concerns

The Company’s operations are subject to environmental risks normally incident to the construction and operation of pipelines, plants and other facilities for gathering, treating, transporting and distributing natural gas and liquid hydrocarbons.  In most instances, the regulatory requirements relate to the discharge of substances into the environment and include controls such as water and air pollution control measures.  Environmental laws and regulations may require the acquisition of a permit before certain activities may be conducted.  Further, these laws and regulations may limit or prohibit activities on certain lands lying within wilderness areas, wetlands, areas providing habitat for certain species, or other protected areas.  The properties are also subject to other federal, state and local laws covering the handling, storage or discharge of materials used by the Company, or otherwise relating to protection of the environment, safety and health.

The Company’s process for removing nitrogen from natural gas produces no dangerous or toxic substances that would create an environmental concern.  However, the Company’s pipelines may, from time to time, carry dangerous or hazardous substances naturally occurring in the natural gas stream, such as at Madisonville, where the 4-inch and 3-inch pipelines carry hydrogen sulfide gas from the wellhead to the Madisonville Plant and from the Plant to a reinjection well, respectively.  Proper operation of such plants and pipelines requires appropriate design and engineering, safety controls and environmental permits.  Local air quality standards will dictate whether the rejected nitrogen stream must be flared or can be simply discharged into the atmosphere.

Management believes the Company has obtained, and is in current compliance with, all necessary and material permits and that its operations are in substantial compliance with applicable material governmental regulations.

Employees

As of December 31, 2003, the Company had 19 full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

Onshore Properties

During May 2003, the first commercial nitrogen rejection unit (“NRU”) using the Mehra Process commenced operations.  It is located a few miles from Madisonville, TX in rural Madison County.  The NRU is part of a treating facility, constructed and owned by a subsidiary of The Hanover Company, (the “Madisonville Plant”) which is designed to treat 18,000 Mcf of natural gas per day, first to remove carbon dioxide (CO2) and hydrogen sulfide (H2S), and then to remove nitrogen using the Company’s licensed process.  The Company constructed and owns a 4-inch gathering line connecting the producer’s well to the Madisonville Plant, a 3-inch line from the Madisonville Plant to the producer’s injection well for the reinjection into the ground of waste gases, and a 10-inch pipeline to transport the pipeline quality gas from the Madisonville Plant to a sales outlet (collectively, the “Pipeline Facilities”).  Under the contracts in place with the producer and Hanover, we purchase the gas at the producer’s wellhead and retain title to the gas throughout the treating process until the pipeline quality gas is delivered to the sales outlet at the end of the Company’s 10-inch pipeline.  From the proceeds from the sale of the pipeline quality gas, we deduct a fixed treating fee and an additional amount when the sales price per unit of the pipeline quality gas exceeds a threshold price per unit.  The remaining balance, after minor adjustments, is paid to the producer for the wellhead production.  The 3-inch and 10-inch pipelines were intentionally oversized when constructed because we expect additional development of sub-quality natural gas reserves in the area, beginning the first half of 2004.

Effective August 1, 2002, the Company entered into a contract for sale of 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, and effective September 30, 2002, the Company sold its interest in an onshore joint venture that owned a south Texas natural gas gathering system.  Subsequent to the sales, the Company owns 2 active onshore systems in Texas and Oklahoma in addition to the Madisonville Pipeline Facilities.  One system transports natural gas for sale to Fort Cobb, and one is a 14-mile delivery system that transports natural gas for sale to industrial users in Ellis County, Texas.

At December 31, 2003, the Company’s onshore systems were comprised of approximately 24 miles of 6-inch to 10-inch pipelines and related meters, regulators, valves and equipment.  The systems are properly maintained and are capable of transporting natural gas under prescribed pressures.

Offshore Properties

Gateway Offshore Pipeline Company owns pipelines, a related 140’ x 70’ operating platform, and an onshore terminal facility (the “Crystal Beach” facility) that services producers primarily in Texas offshore waters and Galveston Bay.  These systems and related facilities are in shallow water and provide the Company the capability to separate gas and liquid hydrocarbons and dehydrate gas in large volumes and to transport the gas and liquid hydrocarbons to various markets.  The Company’s offshore systems consist of approximately 139 miles of 4-inch to 20-inch diameter pipelines and related equipment which transport the natural gas and liquid hydrocarbons primarily under fee-based contracts.

Fort Cobb Properties

Fort Cobb is a local distribution company serving approximately 2,300 agricultural and residential customers in Caddo and Washita counties in Oklahoma.  Fort Cobb owns and operates approximately 619 miles of 1-inch to 4-inch pipeline and related meters, regulators, valves, rights-of-way and easements, all normally associated with distribution systems.

System Capacity

The capacity of a pipeline is primarily a function of its diameter and length and its inlet and outlet pressures.  Based upon normal operating pressures, the Company’s systems have a daily throughput capacity of over 500,000 Mcf per day, which significantly exceeds the current daily throughput of approximately 21,287 Mcfe per day.

The Crystal Beach facility referred to above has a storage capacity of approximately 35,000 Bbls and, with minor modifications, has a throughput capacity of 5,000 Bbls of liquid hydrocarbons per day.  Additional tankage and related facilities could be added on adjacent land owned by the Company.

Natural Gas Treating

The Company has an exclusive license in the U.S. to use patented technology developed by AET.  AET’s state-of-the-art absorption based nitrogen rejection technology is marketed as the Mehra ProcessSM, and technical information about the process is available on the Company’s website.  This process is being employed in the Madisonville Plant, described above under “Onshore Properties,” under a sublicense from the Company.  The primary advantage of the AET technology over cryogenic (very low temperature) nitrogen rejection is its flexibility to adapt to a range of nitrogen concentrations and quickly respond to a change in operating conditions.  The need to be able to cost effectively and efficiently remove nitrogen from natural gas to allow the gas to meet pipeline quality specifications is important since the expected shortfall in natural gas supply over the next decade will require full development of the United States’ entire natural gas resource base, approximately 15% of which is sub-quality due to excess nitrogen. The AET technology is especially attractive at a time when the higher price of natural gas has created the economic incentive to treat sub-quality (high nitrogen) natural gas to remove the nitrogen and make it marketable.  With this technology, Gateway believes it is well positioned to participate in efforts to increase the supply of marketable natural gas in the United States.  Earl P. Hoffman, a director of the Company, is AET’s CEO and President and a major stockholder of AET.

Under the license agreement, the Company’s exclusive right in the U.S. to utilize the Mehra Process will remain in effect at least through December 31, 2004.  The Company’s exclusive right under the agreement will continue after December 31, 2004 for as long as the Company meets certain installed nitrogen rejection unit capacity targets.  The Company is required to pay a license fee per unit of volumes processed through each plant so long as there are any unexpired patents covering the technology.  This obligation was assumed by Hanover with respect to the Madisonville Plant.

Corporate Property

In addition to the operating properties described above, the Company leases office space and owns certain office equipment in its corporate office located at 500 Dallas Street, Suite 2615, Houston, Texas 77002.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation concerning its properties and operations.  There is no known pending or threatened litigation expected to have a material effect on the Company’s financial statements.

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

Quarter Ended	High	Low
March 31, 2003	$0.40	$0.25
June 30, 2003	0.51	0.22
September 30, 2003	0.50	0.37
December 31, 2003	0.48	0.30

Quarter Ended	High	Low
March 31, 2002	$0.54	$0.28
June 30, 2002	0.47	0.21
September 30, 2002	0.37	0.14
December 31, 2002	0.51	0.22

Holders

As of December 31, 2003, there were 1,592 shareholders of the Company’s common stock.

Dividends

There have been no dividends declared on the Company’s common stock during the years ended December 31, 2003 or 2002.  The Company does not intend to pay dividends on its common stock in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	526,665	$0.36	73,335
Equity compensation plans not approved by security holders (1)	535,750	$0.67	0
Total	1,062,415	$0.51	73,335

(1)                                  Includes: (i) options on 100,000 shares issued to directors pursuant to the Gateway Energy Corporation 1998 Outside Directors Stock Option Plan; (ii) options/warrants on 225,750 shares issued to Michael T. Fadden; (iii) options on 60,000 shares issued to other employees; (iv) options on 150,000 shares issued to Growth Capital Partners as partial compensation for services rendered.

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

Revenue Recognition Policy

Revenues from the sales of natural gas are generated under back-to-back purchase and sales contracts.  Revenues from the sales of natural gas are recognized at the redelivery point, which is the point at which title to the natural gas transfers to the purchaser.  Transportation revenues are generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported.  Transportation revenues are recognized at the redelivery point, which is the point at which another party takes physical custody of the natural gas or liquid hydrocarbons.

Property and Equipment

Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period.  Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  For the year ended December 31, 2003, property and equipment included $98,445 of equipment financed under a capital lease, net of $1,555 of accumulated amortization.  Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment.  Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation.  When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying value.  The amount of impairment is measured by comparing the fair value of the asset to its carrying amount, and any impairment so determined is recorded in the current period.  There have been no impairments of long-lived assets required during the years ended December 31, 2003 and 2002.

The Company adopted SFAS No. 143 (discussed below) during the year ended December 31, 2003, and accordingly provides for the future asset retirement obligations related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment.  The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment.  The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability.  Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability.  The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the year ended December 31, 2003:

Beginning balance	$202,007
Accretion	25,725
Revisions in estimated cash flows	71,486
Ending balance	$299,218

The pro forma amounts on the income statement show the effects of retroactive application of SFAS No. 143, discussed below, on loss from continuing operations and net loss as if the new method was already in effect prior to the periods presented.

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of the liability for asset retirement costs be recognized in an entity’s balance sheet, as both a liability and an increase in the carrying values of such assets, in the periods in which such liabilities can be reasonably estimated.  It also requires allocation of such asset retirement cost to expense over its useful life.  The Company has adopted this statement, which is effective for fiscal years beginning after June 15, 2002.  The cumulative effect of adopting this statement was to increase the net loss for the year ended December 31, 2003 by $105,777, or approximately $0.01 per common share.  The application of this statement is further described above under the caption “Property and Equipment.”

Other Assets

The Company’s primary other asset, its license for a patented process to remove nitrogen from streams of natural gas, is being amortized to expense over the life of the underlying patents.  The latest of these patents expires in 2022.

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

Results of Operations

General

The Henry Hub closing index price for natural gas for the year ended December 31, 2003 averaged $5.39 per MMBtu, compared to $3.22 for the same period of the prior year.  In the accompanying financial statements, the Company’s revenues from sales of natural gas, along with the cost of natural gas purchased, increased proportionately from prior year levels.  Because the Company buys and sells gas under “back-to-back” purchase and sale contracts designed to minimize commodity price risk, the Company’s net operating margin is relatively insensitive to fluctuations in the market price of gas.  Accordingly, the Company evaluates each of its activities based on the operating margin it produces.  The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses.  Management reviews and evaluates the operations of three main segments—Onshore operations, Offshore operations and Fort Cobb operations.

During 2002 the Company sold 14 of its onshore pipeline systems and its interest in a joint venture that owned a south Texas natural gas gathering system (the “Sold Properties”), and has presented the operating results of those properties in the accompanying statement of operations for the year ended December 31, 2002 as discontinued operations.  The amounts for those periods presented below have been restated to remove the operating results of the Sold Properties and to reflect those amounts separately as discontinued operations.

Total Operations

	Year Ended December 31,
	2003	2002	2001
Revenues	$15,174,343	$6,687,320	$8,747,281
Operating margin	1,763,976	1,482,303	1,940,143
Depreciation and amortization	595,006	531,796	542,888

Operating margin for the year ended December 31, 2003 increased $282,000 from the prior year.  Onshore operating margin increased $496,000, Offshore operating margin decreased $146,000 and Fort Cobb operating margin decreased $68,000.  During that same period, the Company spent $1,822,000 to construct, extend and maintain pipeline systems and facilities both Onshore and Offshore, an increase of $570,000 over the prior year.  Of that amount, $46,000 was charged to expense in the period incurred, and $1,776,000 was capitalized, mainly in connection with the construction of the Madisonville Pipeline Facilities.  The Company is actively evaluating additional opportunities that would significantly increase cash flows, including high-nitrogen natural gas opportunities.

Operating margin for the year ended December 31, 2002 decreased $458,000 from the prior year.  Onshore operating margin decreased $225,000, Fort Cobb operating margin decreased $143,000 and Offshore operating margin decreased $90,000.  During that same period, the Company spent $1,252,000 to extend, maintain and construct pipeline systems and facilities both Onshore and Offshore, an increase of $475,000 over the prior year.  Of that amount, $64,000 was charged to expense in the period incurred, and $1,188,000 was capitalized.

Onshore Operations

	Year Ended December 31,
	2003	2002	2001
Revenues	$12,361,010	$4,058,396	$4,949,772
Operating margin	989,339	493,715	718,530
Depreciation and amortization	246,695	195,818	205,139

Onshore operating margin for the year ended December 31, 2003 increased $496,000 from the prior year, mainly due to the May 2003 commencment of operations of the Pipeline Facilities servicing the Madisonville Plant, and due to increased volumes and profitability on the Company’s Waxahachie system.  Future prospects for the onshore operations look strong, as the producer connected to the Madisonville Plant has announced plans to drill at least one additional well during 2004 at Madisonville.  The Company’s 10-inch pipeline and the 3-inch reinjection line installed at these facilities were oversized compared to estimated initial delivery requirements, so no significant additional capital expenditures are anticipated to be required of the Company to enable it to accommodate the increased volumes from additional wells.

Onshore operating margin for the year ended December 31, 2002 decreased $225,000 from the prior year, mainly due to changes in gas transportation terms imposed by a major natural gas pipeline.  In response to the unfavorable transportation terms, the Company constructed new facilities to allow access to another pipeline and additional supply sources.

Offshore Operations

	Year Ended December 31,
	2003	2002	2001
Revenues	$671,107	$771,122	$1,107,586
Operating margin	375,635	521,286	610,919
Depreciation and amortization	150,875	141,650	139,928

Operating margin for the year ended December 31, 2003 decreased $146,000 from last year due to the lower throughput volumes from Galveston Blocks 213 and 144L.  The production declines from Block 213 were anticipated and are a normal part of the life cycle of the wells attached to the Company’s gathering pipelines.  Production from Galveston Block 144L is depleted and the well appears unlikely to return to production.  However, future prospects for our Offshore operations as a whole look favorable.  One producer drilled and successfully tested during 2003 an oil well close to one of our pipelines that we expect to connect during 2004.  A second producer has identified additional drilling locations in a state tract already connected to one of our gathering systems.  Connection of new production from either of these areas will add operating margin and cash flows without requiring capital expenditures by the Company.

Operating margin for the year ended December 31, 2002 decreased $90,000 from last year due to the lower throughput volumes from Galveston Blocks 144L and 213.  Production that the Company transported from Galveston Block 144L was shut-in at the end of 2002, and a future return to production appears unlikely.

Fort Cobb Operations

	Year Ended December 31,
	2003	2002	2001
Revenues	$2,142,226	$1,857,802	$2,689,923
Operating margin	399,002	467,302	610,694
Depreciation and amortization	197,436	194,328	197,821

Operating margin for the year ended December 31, 2003 decreased $68,000 from last year due to a drop in delivery volumes of approximately 71 MMBtu per day, partially offset by a stronger average sales price and lower operating costs.  Operating margin did not increase proportionately with the higher revenues due to the proportionately higher cost of purchased gas. Delivery volumes were down because the utility service area experienced a relatively cooler and wetter summer irrigation season during 2003.  Such volume fluctuations are normal and temporary.

Operating margin for the year ended December 31, 2002 decreased $143,000 from the prior year due to approximately 34% lower delivery volumes.  Delivery volumes were down because the utility service area experienced a relatively cooler and wetter summer irrigation season during 2002.

Operations Support

	Year Ended December 31,
	2003	2002	2001
Dry hole cost	$—	$—	$133,129
General and administrative	1,596,501	1,874,410	1,976,776
Interest income	15,039	30,037	45,349
Interest expense	(404,020)	(200,998)	(237,843)
Interest capitalized	24,466	24,260	—
(Loss) gain on disposal of assets	(65,620)	919	2,500
Other income (expense), net	1,510	61,455	(10,116)
Discontinued operations	20,806	86,611	84,751

During the first quarter of 2001, Gateway Processing Company participated as a non-operating working interest owner in the drilling of a natural gas well on a prospect in the Sacramento Basin, California.  The well was expected to yield high-nitrogen natural gas reserves and employ the Company’s licensed nitrogen rejection process to meet pipeline quality specifications.  The well was determined to be uneconomic and was abandoned, and cost of $133,129 was recorded as dry hole cost.

General and administrative expenses for the year ended December 31, 2003 decreased $278,000, or 15%, from the prior year primarily due to reductions in salaries, employee related costs, rent and other office costs, partially offset by greater legal and insurance expenses.

General and administrative expenses for the year ended December 31, 2002 decreased $102,000 from the prior year primarily due to the reserve established in 2001 for a receivable from Enron North America, one of the Enron companies that filed for protection from creditors under Chapter 11 of the U.S. bankruptcy code on December 2, 2001, and due to legal expenses incurred during 2001 to settle a dispute with the predecessor owners of the Company’s Waxahachie distribution system.

Interest income for all years presented fluctuates directly with the average certificate of deposit balances, and the balance of the interest bearing note receivable from the Company’s former joint venture partner, which was fully paid in early December 2002.

Interest expense for the year ended December 31, 2003 includes $101,250 of interest, $89,966 of which was noncash, and was related to the ADAC guarantee, which is discussed further below under the caption “Liquidity and Capital Resources.”  Interest expense for the year ended December 31, 2001 includes approximately $30,000 of interest expense related to the Fort Cobb term loan and $78,000 of additional interest expense related to the settlement of a dispute with the predecessor owners of the Company’s Waxahachie distribution system.  Interest capitalized was incurred during the construction period of the Madisonville Pipeline Facilities.

Net loss on disposal of assets for the year ended December 31, 2003 includes a fixed asset basis adjustment.

Other income (expense), net for the year ended December 31, 2002 includes primarily franchise tax and insurance refunds and various write-offs.

The Company sold 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002.  A contingent payment of up to $260,000 was to be received in the fourth quarter of 2003 based on subsequent performance of the assets.  The Company received a contingent payment of $20,806 and recorded that amount as gain on disontinued operations during the year ended December 31, 2003.  The Company has inspected records supporting the subsequent performance of the assets and believes that additional cash proceeds are still due under the Purchase and Sale agreement.  Any such amounts recovered in future periods will be recorded as additional gain on the sale of the properties.  Discontinued operations for the years ended December 31, 2002 and 2001 represents the net results of operations, including depreciation expense, of the Sold Properties described above.

Liquidity and Capital Resources

Going forward, the Company’s strategy is to maximize the potential of currently owned properties, to construct new treating facilities and related pipeline systems, and to acquire properties that meet its economic performance hurdles.  The Company’s primary vehicle for growth, however, is its exclusive license for the patented process to reject nitrogen from natural gas streams, the exploitation of which will require significant additional capital.  Until we are able to successfully raise additional growth capital, we will execute our growth strategy through strategic alliances in high nitrogen natural gas projects.  Also, any currently owned properties are subject to sale under the right circumstances (valuation and timing) if the proceeds from any such sale could be effectively redeployed into one or more high nitrogen natural gas projects.

The Company is actively seeking additional outside capital to allow it to accelerate the implementation of its growth strategy.  Such new capital may take any of several forms, including but not limited to: (i) the sale of common stock or preferred stock, convertible into common stock on some basis; (ii) an asset-backed revolving credit facility with attached common stock purchase warrants, or; (iii) a direct private placement allowing the creation of a financial joint venture company into which the Company would contribute assets in exchange for a meaningful equity interest.  If we are successful raising new capital, then the resultant projects will yield greater results to the Company in less time.  Any of the above structures may result in issuance of additional common stock, and may therefore have some short-term dilutive effect on current shareholders.  However, any dilutive effect is expected to be more than offset by long-term increases in the enterprise value of the Company.

On March 9, 2004, the Company entered into Letters of Intent with an outside financial services firm for the purpose of raising capital as described above.  See the discussion of subsequent events in Note 13.

There is no guarantee that we will be able to raise outside capital or be able to sell assets on terms favorable to the Company.  Without a significant infusion of new capital, we believe we can finance the construction of new nitrogen rejection facilities and generate new cash flows to the Company, but progress will be relatively slower.

The final payment of principal and interest due under the Company’s subordinated notes, due March 1, 2004, will be paid from proceeds of a planned financing described in Note 13.  The subordinated note holders have been separately notified that they will continue to receive interest at 10% on the final principal installment outstanding until such time as it is paid.

Net cash provided by operating activities totaled $150,000 for the year ended December 31, 2003, compared to $315,000 used in operating activities during the previous year.

On November 19, 2003, the Company sold 159,724 shares of common stock to three directors for $57,500, reflecting a price of $0.36 per share.  On December 23, 2003, the Company sold 100,000 shares of common stock to a consultant for $36,000, reflecting a price of $0.36 per share.

The Company sold 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002.  A contingent payment of up to $260,000 was to be received in the fourth quarter of 2003 based on subsequent performance of the assets.  The Company received a contingent payment of $20,806 and recorded that amount as gain on discontinued operations during the year ended December 31, 2003.  The Company has inspected records supporting the subsequent performance of the assets and believes that additional cash proceeds are still due under the Purchase and Sale agreement.  Any such amounts recovered in future periods will be recorded as additional gain on the sale of the properties.  The Company has cash and cash equivalents and certificates of deposit totaling $333,118 at December 31, 2003.

The Company’s revolving credit agreement provides for maximum available borrowings of up to $250,000 through May 22, 2004.  Principal outstanding under the agreement accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The interest rate at December 31, 2003 was 8%.  The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually.  Costs of obtaining this debt are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb uses the proceeds from time to time for general working capital purposes.  The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company.  The Company had $31,635 of available borrowings under the agreement as of December 31, 2003.

Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank.  Principal outstanding under the note accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The interest rate at December 31, 2003 was 8%.  The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008.  Costs of obtaining this debt are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and then the Company used the proceeds for general corporate purposes.

Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company (the “Borrowers”) entered into a term credit agreement with a bank (“Term Note”).  During November 2003, the Term Note agreement was amended, effective November 15, 2003, to modify provisions governing intercompany debt payments from the borrowers to Gateway Energy Corporation.  All other terms and conditions of the Term Note agreement, including the maturity date, remained the same.  Under the Term Note agreement, as amended effective November 15, 2003, the Borrowers borrowed $1.5 million in multiple advances.  The monthly note payments through September 30, 2003 represented interest only at a fixed rate of 7.25%.  Thereafter the note requires 26 monthly payments of principal and interest of $54,819, with a final payment of approximately $217,000, representing unpaid principal, and accrued but unpaid interest due at the December 31, 2005 maturity date.  Costs of securing this debt are being charged to interest expense ratably over the maturity period of the note.  The Borrowers used the proceeds to finance the construction of the Madisonville Pipeline Facilities.  The Term Note agreement is collateralized with the Company’s economic interest in the Madisonville project and the Waxahachie pipeline system, and the Company has guaranteed the loan and pledged the common stock of the Borrowers.  The Term Note agreement contains cross collateral and cross default provisions linking it to the Balloon Note, described below.

The Company violated the current ratio covenant in the Term Note agreement subsequent to September 30, 2003.  Prior to the filing of the Form 10-QSB for that quarterly period, the Company obtained a limited waiver from the bank in conjunction with the agreement amendment noted above.

The March 1, 2003 principal and interest obligation totaling $246,000, due under the Company’s subordinated notes, was paid during April 2003.  Under the terms of the subordinated notes, the Company has a sixty-day period in which to make such payments and prevent acceleration of the remaining outstanding principal.

Effective March 31, 2003, the Company entered into a balloon credit agreement (the “Balloon Note”).  Under the Balloon Note agreement, the Borrowers borrowed $900,000 in multiple advances.  Principal outstanding under the Balloon Note accrues interest at a fixed rate of 7.25% and the note will mature after thirty-six months, or March 31, 2006.  The monthly note payments represent interest only on the total balance outstanding.  Costs of securing this debt are being charged to interest expense ratably over the maturity period of the note.  The Borrowers used the proceeds to finance the remaining construction costs of the Pipeline Facilities, and to fund the principal and interest payments that were due under the Company’s subordinated note agreements on March 1, 2003.

The Balloon Note is collateralized with letters of credit obtained through Allen Drilling Acquisition Company, a Nebraska corporation (“ADAC”).  Charles A. Holtgraves, a director of the Company, is President and a director of ADAC, and Larry J. Horbach, a director of the Company, is Secretary of ADAC and a director of the parent company of ADAC.  Mr. Holtgraves owns directly no shares of ADAC common stock, and owns 14.65% of an entity that owns 55.56% of the ADAC senior preferred stock.  Such preferred stock has a stated dividend rate equal to two-thirds (66-2/3%) of any Madisonville payments received by ADAC pursuant to the Agreement discussed below.  Mr. Horbach owns no ADAC common or preferred stock.

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

The Company believes that it is likely that ADAC will elect to pay off the Balloon Note in exchange for an ownership interest in the Pipeline Facilities; however, it is beyond the Company’s control.  Therefore, the minimum return guaranteed to ADAC by the Company is being accrued ratably over the three-year term of the Balloon Note, and reduced by periodic price upside payments, if any, paid to ADAC.  Such accruals increased interest expense in the accompanying financial statements by $101,250 for the year ended December 31, 2003.  If ADAC elects to pay off the Balloon Note at maturity or before, the reserve for the ADAC guarantee will be credited to income.

Effective March 2003, Fort Cobb borrowed $57,900 from a bank to buy three replacement service vehicles.  The note requires monthly principal and interest payments of $1,387, reflecting interest at 6.99%, and matures on March 25, 2007.

Effective October 2003, in connection with the settlement of a dispute mediation, the Company executed a trade note for $100,000, bearing no interest, payable in eighteen monthly installments of $5,200 and one final installment of $6,400.  The note is secured by a lien on the Company’s Crystal Beach terminal facility.  Interest expense is being recognized over the life of the note at an imputed rate of 10%; accordingly, the obligation was recorded at its present value of $91,290.

As of December 31, 2003, the Company had outstanding letters of credit totaling $675,000.

Until we are able to successfully raise additional capital, we will execute our growth strategy through strategic alliances in high nitrogen natural gas projects.  There is no guarantee that we will be successful finding capital on terms acceptable to us.  Development of high nitrogen natural gas reserves and installation of treating plants is expected to create substantial growth in earnings and cash flows.

Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally generated funds and available cash, the certificates of deposit and bank borrowings as needed.  The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

At December 31, 2003, the Company’s long-term debt to total capitalization was approximately 33%.

Natural gas prices as represented by the NYMEX Henry Hub index averaged $5.39 and $3.22 for the years ended December 31, 2003 and 2002.  The natural gas industry is generally optimistic about long-term prospects based on expected demand, the cost of developing prospects and the sales price of natural gas.  Apart from the Madisonville Pipeline Facilities, the Company’s operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements.  However, natural gas prices can affect exploration and development and result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

The Company sold 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002.  Cash of $839,000 was received at closing, and a contingent payment of up to $260,000 was to be received in the fourth quarter of 2003 based on subsequent performance of the assets.  The Company received a contingent payment of $20,806 and recorded that amount as additional gain on sale of the assets during the year ended December 31, 2003.  The Company has inspected records supporting the subsequent performance of the assets and believes that additional cash proceeds are still due under the Purchase and Sale agreement.  Any such amounts recovered in future periods will be recorded as additional gain on the sale of the properties.

The Company has no other off-balance sheet arrangements at December 31, 2003; however, see Note 8 to the consolidated financial statements regarding Commitment and Contingencies.

Factors Affecting Future Results

The principal objective of the Company is to enhance stockholder value through the execution of certain strategies.  These strategies include, among other things: (i) focusing on gathering, transporting, distributing and treating natural gas; (ii) expanding the Company’s asset base in core geographic areas; (iii) participating in the development of sub-quality (high nitrogen) natural gas reserves to create demand for our services, and; (iv) acquiring or constructing properties in one or more new core areas.

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

The Company’s ability to generate long-term value for the common stockholder is dependent in part upon the successful acquisition of additional assets that compliment the Company’s core business at costs that provide for reasonable returns.  There are many companies participating in the midstream segment of the natural gas industry, many with resources greater than the Company.  Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow.

The Company believes that it will be able to compete in this environment and will be able to find attractive investments that compliment its existing properties; however, it is not possible to predict competition or the effect this will have on the Company’s operations.

The Company intends to pursue projects that employ its nitrogen rejection technology, and is actively evaluating several such projects.  These projects are located in geographic areas with well-known concentrations of high nitrogen natural gas reserves.  The Company has a technological advantage in this niche, due to its exclusive U.S. license for the nitrogen rejection process.  Additionally, approximately 15% of the natural gas reserves in the lower 48 states contain nitrogen, either alone or in conjunction with other contaminants, in excess of the maximum percentage by volume acceptable to most pipeline companies.  Successful completion of these projects will depend upon the ability of the Company to market the technology to the producer community, and to obtain financing on terms satisfactory to the Company for construction of nitrogen rejection plants and/or acquisition of ownership interests in the high nitrogen natural gas properties.

The Company’s operations are also significantly affected by factors that are outside the control of the Company.  Gas gathering and treating revenue is dependent on throughput volume.  Throughput on the Company’s systems is dependent on natural gas production that is significantly affected by natural gas prices as prices affect the willingness of producers to invest the required capital to obtain geological and geophysical information, to drill development or exploratory wells, and to rework or maximize production on existing wells. Natural gas prices are currently at levels that should provide adequate incentive to producers; however, there is no assurance that such prices will remain at current levels, and that producers will continue to react positively to the current prices.

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

ITEM 7.  FINANCIAL STATEMENTS

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company dismissed Deloitte & Touche LLP as its independent accountants effective January 23, 2004 and appointed Pannell Kerr Forster of Texas, P.C. as successor, as reported in the Gateway Energy Corporation Current Report on Form 8-K/A dated January 23, 2004, incorporated herein by reference.  There were no disagreements with D&T for the years ended December 31, 2002 and 2001 or for the interim period through January 23, 2004, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which, if not resolved to the satisfaction of D&T, would have caused it to make reference to the subject matter of the disagreements in connection with its independent auditor’s report.

ITEM 8A.  CONTROLS AND PROCEDURES

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

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2004, under the captions “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS OF THE COMPANY” and “COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT”.

ITEM 10.   EXECUTIVE COMPENSATION

Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2004, under the caption “EXECUTIVE COMPENSATION”.

ITEM 11.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2004, under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “GOVERNANCE OF THE COMPANY”.

ITEM 12.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held May 25, 2004, under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”.

ITEM 13.                      EXHIBITS AND REPORTS ON FORM 8-K

(a)          EXHIBITS

The following index sets forth the documents and schedules filed with this Form 10-KSB.

Exhibit	Description of Document
3(a)*	Restated Certificate of Incorporation dated May 26, 1999.
3(a)(1)	Amendment to Restated Certificate of Incorporation dated August 16, 2001, incorporated by reference to Form 10-KSB for the year ended December 31, 2001.
3(b)*	Bylaws, as amended May 26, 1999.
4(a)*	Form of the Common Stock Certificate.
4(b)(2)

First Amended and Restated Credit Agreement with Southwest Bank of Texas, dated March 31, 2003, for the Madisonville Term Note, incorporated by reference to Form 10-QSB for the quarterly period ended March 31, 2003.

4(b)(3)	Credit Agreement with Southwest Bank of Texas, dated March 31, 2003, for the Madisonville Balloon Note, incorporated by reference to Form 10-QSB for the quarterly period ended March 31, 2003.
4(b)(4)

First Amendment to Amended and Restated Credit Agreement with Southwest Bank of Texas, dated March 31, 2003, for the Madisonville Term Note, incorporated by reference to Form 10-QSB for the quarterly period ended June 30, 2003.

10(a)(1)	1994 Incentive and Non-Qualified Stock Option Plan; incorporated by reference to Exhibit 10(a) to Form 10-KSB for the year ended February 28, 1997.
10(a)(2)*	1998 Stock Option Plan.
10(a)(3)*	1998 Outside Directors’ Stock Option Plan.
10(b)(3)	Employment Agreement dated July 1, 2001 with Michael T. Fadden; incorporated by reference to Exhibit 10(b)(3) to Form 10-QSB for the quarterly period ended September 30, 2001.
10(b)(4)	Employment Agreement dated July 1, 2001 with Scott D. Heflin; incorporated by reference to Exhibit 10(b)(4) to Form 10-QSB for the quarterly period ended September 30, 2001.
10(c)*	Executive Compensation Plan approved November 19, 1997.
10(d)*	Houston Office Lease dated January 20, 1998 with Trizec Allen Center Limited Partnership.
10(e)*	Agreement and Plan of Merger dated May 1, 1998 with Abtech Resources, Inc.
10(f)**	Master Agreement dated June 15, 2001 by and among Gateway Processing Company, et.al., for the development of the Madisonville Project.
10(f)(1)**	First Amended and Restated Master Agreement dated September 12, 2002 for the development of the Madisonville Project.
10(f)(2)**	Amendment to First Amended and Restated Master Agreement dated February 5, 2003 for the development of the Madisonville Project.
10(g)**	Agreement for Credit Enhancement dated March 6, 2003 by and between Gateway Processing Company, Gateway Pipeline Company and Allen Drilling Acquisition Company.
11	Statement Regarding Computation of Per Share Earnings
21	Subsidiaries.
23(a)	Consent of Pannell Kerr Forster of Texas, P.C.
23(b)	Consent of Deloitte & Touche LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

* Incorporated by reference to Form 10-KSB for the year ended February 28, 1999.
** Incorporated by reference to Form 10-KSB for the year ended December 31, 2002.

(b)         REPORTS ON FORM 8-K

November 19, 2003 – Selected financial results for the quarter ended September 30, 2003.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held May 25, 2004, under the caption “INDEPENDENT PUBLIC ACCOUNTANTS”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY ENERGY CORPORATION
(Registrant)

By:	/s/	M. T. Fadden
M. T. Fadden
Chairman, President & CEO

By:	/s/	S. D. Heflin
S. D. Heflin
CFO and Treasurer

Date: March 23, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael T. Fadden	Director	March 23, 2004
Michael T. Fadden

/s/ John B. Ewing	Director	March 23, 2004
John B. Ewing

/s/ Scott D. Heflin	Director	March 23, 2004
Scott D. Heflin

/s/ Earl P. Hoffman	Director	March 23, 2004
Earl P. Hoffman

/s/ Charles A. Holtgraves	Director	March 23, 2004
Charles A. Holtgraves

/s/ L. J. Horbach	Director	March 23, 2004
Larry J. Horbach

/s/ Gary A. McConnell	Director	March 23, 2004
Gary A. McConnell

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Gateway Energy Corporation

We have audited the accompanying consolidated balance sheet of Gateway Energy Corporation and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway Energy Corporation and Subsidiaries as of December 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

PANNELL KERR FORSTER OF TEXAS, P.C.

Houston, Texas
February 27, 2004 (Except for Note 13,
for which the date is March 9, 2004)

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Gateway Energy Corporation

We have audited the accompanying consolidated balance sheet of Gateway Energy Corporation and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway Energy Corporation and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
March 21, 2003

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$202,373	$80,888
Certificates of deposit	130,745	653,595
Trade accounts receivable, net of allowance of $130,832 in 2003 and 2002	2,021,033	942,245
Inventories, at average cost	46,245	48,845
Prepaid expenses and other assets	64,109	145,536
Total current assets	2,464,505	1,871,109

Property and Equipment, at cost
Gas gathering, processing and transportation	10,287,961	8,336,937
Office furniture and other equipment	810,629	806,338
	11,098,590	9,143,275
Less accumulated depreciation and amortization	(3,671,312)	(3,192,085)
	7,427,278	5,951,190
Other Assets
AET license, net of accumulated amortization of $121,190 and $92,482 in 2003 and 2002, respectively	299,860	328,568
Other	124,646	78,702
	424,506	407,270
	$10,316,289	$8,229,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,946,568	$741,432
Accrued expenses and other liabilities	124,686	130,342
Notes payable	218,365	651,029
Current maturities of long-term debt	986,938	439,458
Current maturities of capital lease	9,433	—
Total current liabilities	3,285,990	1,962,261

Noncurrent Liabilities
Future asset retirement obligations	299,218	—
Reserve for ADAC guarantee	89,966	—
Total noncurrent liabilities	389,184	—

Long-term debt, less current maturities	2,216,053	967,299
Long-term capital lease, less current maturities	85,694	—

Commitment and Contingencies	—	—

Stockholders’ Equity
Preferred stock - $1.00 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.25 par value; 35,000,000 shares authorized; 15,686,041 and 15,426,317 shares issued and outstanding in 2003 and 2002, respectively	3,921,508	3,856,577
Additional paid-in capital	16,017,671	16,004,905
Accumulated deficit	(15,599,811)	(14,561,473)
	4,339,368	5,300,009
	$10,316,289	$8,229,569

The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002
Operating revenues
Sales of natural gas	$14,470,139	$5,908,718
Transportation of natural gas and liquids	495,510	598,474
Treating and other	208,694	180,128
	15,174,343	6,687,320
Operating costs and expenses
Cost of natural gas purchased	12,483,326	4,335,194
Operation and maintenance	927,041	869,823
Depreciation and amortization	595,006	531,796
Accretion and changes in estimates	97,211	—
General and administrative	1,596,501	1,874,410
	15,699,085	7,611,223
Operating loss	(524,742)	(923,903)

Other income (expense)
Interest income	15,039	30,037
Interest expense	(404,020)	(200,998)
Interest capitalized	24,466	24,260
(Loss) gain on disposal of assets	(65,620)	919
Other income, net	1,510	61,455
	(428,625)	(84,327)
Loss from continuing operations	(953,367)	(1,008,230)

Discontinued operations
Operations of properties sold (Note 3)	—	22,746
Gain on sale of properties	20,806	63,865
	20,806	86,611
Loss before cumulative effect of change in accounting principle	(932,561)	(921,619)
Cumulative effect of change in accounting for future asset retirement obligations, net of taxes	(105,777)	—
Net loss	$(1,038,338)	$(921,619)

Basic and diluted loss per share:
Continuing operations	$(0.06)	$(0.07)
Discontinued operations	—	0.01
Cumulative effect of change in accounting principle	(0.01)	—
Net loss	$(0.07)	$(0.06)

Weighted average number of common shares outstanding:
Basic and diluted	15,441,473	15,395,589

Pro Forma amounts assuming the new accounting principle is applied retroactively
Loss from continuing operations	$(953,367)	$(1,034,969)
Loss per basic and diluted common share outstanding	$(0.06)	$(0.07)
Net loss	$(953,367)	$(948,358)
Net loss per basic and diluted common share outstanding	$(0.06)	$(0.06)

The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2002	15,354,880	$3,838,720	$15,976,959	$(13,639,854)	$6,175,825
Net loss	—	—	—	(921,619)	(921,619)
Director compensation under stock award plans	71,437	17,857	12,143	—	30,000
Stock option compensation expense related to variable price awards	—	—	15,803	—	15,803
Balance at December 31, 2002	15,426,317	3,856,577	16,004,905	(14,561,473)	5,300,009
Net loss	—	—	—	(1,038,338)	(1,038,338)
Issuance of common stock	259,724	64,931	28,569	—	93,500
Stock option compensation expense related to variable price awards	—	—	(15,803)	—	(15,803)
Balance at December 31, 2003	15,686,041	$3,921,508	$16,017,671	$(15,599,811)	$4,339,368

The accompanying notes are an integral part of these statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002
Cash flows from operating activities
Net loss	$(1,038,338)	$(921,619)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	105,777	—
Depreciation and amortization, including $75,872 related to discontinued operations in 2002	595,006	607,668
Accretion and changes in estimates	97,211	—
Loss (gain) on disposal of assets	65,620	(919)
Discontinued operations – gain on sale of property	(20,806)	(63,865)
Noncash stock option compensation	(15,803)	15,803
Amortization of debt discount and debt issue costs	56,773	62,051
Reserve for ADAC Guarantee	89,966	—
Net change in cash and cash equivalents resulting from changes in:
Trade accounts receivable	(1,078,788)	(33,652)
Inventories, at average cost	2,600	7,502
Prepaid expenses and other current assets	81,427	(42,178)
Accounts payable	1,205,136	50,741
Accrued expenses and other liabilities	(5,656)	3,618
Net cash provided by (used in) operating activities	140,125	(314,850)

Cash flows from investing activities
Capital expenditures	(1,776,325)	(1,188,108)
Note receivable	—	110,860
Proceeds from sale of properties	14,500	925,000
Proceeds from contingent payment	20,806	—
Decrease in certificates of deposit	522,850	17,569
Other assets	2,652	—
Net cash used in investing activities	(1,215,517)	(134,679)

Cash flows from financing activities
Proceeds from borrowings	2,200,515	1,486,515
Payments on borrowings	(1,019,442)	(1,067,923)
Debt issue costs	(77,696)	(29,512)
Issuance of common stock	93,500	—
Net cash provided by financing activities	1,196,877	389,080

Net change in cash and cash equivalents	121,485	(60,449)
Cash and cash equivalents at beginning of year	80,888	141,337
Cash and cash equivalents at end of year	$202,373	$80,888

Supplemental cash flow information
Cash paid for interest	$254,745	$186,452

Supplemental schedule of noncash investing and financing activities
Property and equipment acquired for debt obligations	$404,913	$—

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

Revenue Recognition Policy

Revenues from the sales of natural gas are generated under back-to-back purchase and sales contracts.  Revenues from the sales of natural gas are recognized at the redelivery point, which is the point at which title to the natural gas transfers to the purchaser.  Transportation revenues are generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported.  Transportation revenues are recognized at the redelivery point, which is the point at which another party takes physical custody of the natural gas or liquid hydrocarbons.

Property and Equipment

Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period.  Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  For the year ended December 31, 2003, property and equipment included $98,445 of equipment financed under a capital lease, net of $1,555 of accumulated amortization.  Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment.  Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation.  When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

For the years ended December 31, 2003 and 2002, depreciation expense was $566,298 and $578,960, respectively.

Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying value.  The amount of impairment is measured by comparing the fair value of the asset to its carrying amount, and any impairment so determined is recorded in the current period.  There have been no impairments of long-lived assets required during the years ended December 31, 2003 and 2002.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143 (discussed below) during the year ended December 31, 2003, and accordingly provides for the future asset retirement obligations related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment.  The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment.  The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability.  Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability.  The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the year ended December 31, 2003:

Beginning balance	$202,007
Accretion	25,725
Revisions in estimated cash flows	71,486
Ending balance	$299,218

The pro forma amounts on the consolidated statements of operations show the effects of retroactive application of SFAS No. 143 on loss from continuing operations and net loss as if the new method was already in effect prior to the periods presented.

Other Assets

The Company’s primary other asset, its license for a patented process to remove nitrogen from natural gas production, is being amortized to expense over the average 17-year life of the underlying patents.  Investment in the license was $299,860 and $328,568 at December 31, 2003 and 2002, net of accumulated amortization of $121,190 and $92,482, respectively.

Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

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

Stock-Based Compensation

At December 31, 2003, the Company has a stock-based employee compensation plan which is described more fully in Note 6.  The Company accounts for that plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees,” and related Interpretations.  No stock-based employee compensation cost (except for the compensation expense related to repriced options discussed in Note 6) is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock at the date of grant.

The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model.  The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.  The fair value of the Company’s stock-based awards (including the repricing discussed in Note 6) was estimated assuming no expected dividends and the following weighted average assumptions for the years ended December 31, 2003 and 2002:

	2003	2002
Expected life in years	5.0	5.2
Expected stock price volatility	88%	96%
Risk-free interest rate	2.97%	3.82%
Average fair value per option	$0.22	$0.27

For pro forma purposes, the estimated value of the Company’s stock-based awards to employees is amortized over the options’ vesting period.  The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based

Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosures,” to its stock-based employee compensation for the years ended December 31, 2003 and 2002:

	2003	2002
Net loss – as reported	$(1,038,338)	$(921,619)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21,610)	(17,533)
Net loss – pro forma	$(1,059,948)	$(939,152)

Basic and diluted net loss per share – as reported	$(0.07)	$(0.06)
Basic and diluted net loss per share – pro forma	$(0.07)	$(0.06)

Earnings Per Share

Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  For the years ended December 31, 2003 and 2002, the diluted loss per common share is the same as basic loss per share since the effect of 39,511 and 15,349, respectively, potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive.

Accounting Pronouncements and Recent Regulatory Developments

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of the liability for asset retirement costs be recognized in an entity’s balance sheet, as both a liability and an increase in the carrying values of such assets, in the periods in which such liabilities can be reasonably estimated.  It also requires allocation of such asset retirement cost to expense over its useful life.  The Company has adopted this statement, which is effective for fiscal years beginning after June 15, 2002.  The cumulative effect of adopting this statement was to increase net loss for the year ended December 31, 2003 by $105,777, or approximately $0.01 per common share.  The application of this statement is further described above under the caption Property and Equipment.

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

(3)         Acquisitions and Divestitures

The Company made total capital expenditures of $1,776,325 in 2003, primarily in connection with the construction of the pipelines servicing the Madisonville Plant—the 4-inch gathering line, 3-inch injection line and 10-inch pipeline to transport the pipeline quality gas (the “Pipeline Facilities”).  See discussion of the financing undertaken for the project in Note 4 to the consolidated financial statements.  During May 2003, the Madisonville Plant and Pipeline Facilities commenced operations.

The Company sold from its onshore segment 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002.  Cash of $839,000 was received at closing, and a contingent payment of up to $260,000 was to be received in the fourth quarter of 2003 based on subsequent performance of the assets.  Additionally, effective September 30, 2002, the Company sold its interest in an onshore joint venture that owned a south Texas natural gas gathering system for $85,000 cash.  A net gain of $63,865 was recognized in the accompanying financial statements in connection with these sales, not including the contingent payment.  A portion of the aggregate proceeds from the sales was used by the Company to fund part of its Madisonville, Texas project.  The operations of the assets sold and the related gain on disposal were presented in the consolidated statement of operations as discontinued operations for the year ended December 31, 2002.

The Company received a contingent payment of $20,806 and recorded that amount as additional gain on discontinued operations during the year ended December 31, 2003.  The Company has inspected records supporting the subsequent performance of the assets and believes that additional cash proceeds are still due under the Purchase and Sale agreement.  Any such amounts recovered in future periods will be recorded as additional gain on the sale of the properties.

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

The Company’s revolving credit agreement provides for maximum available borrowings of up to $250,000 through May 22, 2004.  Principal outstanding under the agreement accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The interest rate at December 31, 2003 was 8%.  The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually.  Costs of obtaining this debt are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb uses the proceeds from time to time for general working capital purposes.  The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company.  The Company had $31,635 of available borrowings under the agreement as of December 31, 2003.

Long-term Debt

Long-term debt as of December 31 consisted of the following:

	2003	2002
Subordinated notes	$229,716	$436,372
Term note – Fort Cobb	570,938	670,385
Term note – Madisonville	1,362,082	300,000
Balloon note – Madisonville	900,000	—
Term note – Fort Cobb vehicles	48,204	—
Trade note payable	92,051	—
	3,202,991	1,406,757
Less current maturities	986,938	439,458

	$2,216,053	$967,299

Subordinated Notes

In connection with the Recapitalization that was effective March 1, 1997, the Company issued subordinated promissory notes with a face amount of $1,171,700.  The stated interest rate is 10% payable quarterly with equal annual principal payments beginning on March 1, 2000 and continuing through March 1, 2004.  The Company calculated the fair market value of the notes to be $978,000 at March 1, 1997 and recorded the difference between fair value and the face amount as discount on subordinated notes.  The discount is being amortized to interest expense using the interest method over the term of the subordinated notes.  Such charge to interest expense was $20,753 and $27,670 for the years ended December 31, 2003 and 2002, respectively.  As a result, the effective interest rate of the subordinated notes is 15%.

The March 1, 2003 principal and interest obligation of approximately $246,000, due under the Company’s subordinated notes, was paid during April 2003.  Under the terms of the subordinated notes, the Company has a sixty-day period in which to make such payments and prevent acceleration of the remaining outstanding principal.

The final payment of principal and interest due under the Company’s subordinated notes, due March 1, 2004, will be paid from proceeds of a planned secondary offering described in Note 13.  The subordinated note holders have been separately notified that they will continue to receive interest at 10% on the final principal installment outstanding until such time as it is paid.

Term Note – Fort Cobb

Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank.  Principal outstanding under the note accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The interest rate at December 31, 2003 was 8%.  The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008.  Costs of obtaining this debt are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb used the proceeds to refinance its borrowings from the Company, and the Company used the proceeds for general corporate purposes.

Term Note – Madisonville

Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company (the “Borrowers”) entered into a term credit agreement with a bank (“Term Note”).  During November 2003, the Term Note agreement was amended, effective November 15, 2003, to modify provisions governing intercompany debt payments from the borrowers to Gateway Energy Corporation.  All other terms and conditions of the Term Note, including the maturity date, remained the same.  Under the Term Note, as amended effective November 15, 2003, the Borrowers borrowed $1.5 million in multiple advances.  The monthly note payments through September 30, 2003 represented interest only at a fixed rate of 7.25%.  Thereafter the note requires 26 monthly payments of principal and interest of $54,819, with a final payment of approximately $217,000, representing unpaid principal, and accrued but unpaid interest due at the December 31, 2005 maturity date.  Costs of securing this debt are being charged to interest expense ratably over the maturity period of the note.  The Borrowers used the proceeds to finance the construction of the Madisonville Pipeline Facilities.  The Term Note is collateralized with the Company’s economic interest in the Madisonville project and the Waxahachie pipeline system, and the Company has guaranteed the loan and pledged the common stock of the Borrowers.  The Term Note agreement contains cross collateral and cross default provisions linking it to the Balloon Note, described below.

The Company violated the current ratio covenant in the Term Note agreement—subsequent to September 30, 2003, but before the Form 10-QSB was issued—and obtained a limited waiver from the bank in conjunction with the Term Note agreement amendment noted above.

Balloon Note – Madisonville

Effective March 31, 2003, the Company entered into a balloon credit agreement (the “Balloon Note”).  Under the Balloon Note agreement, the Borrowers borrowed $900,000 in multiple advances.  Principal outstanding under the Balloon Note accrues interest at a fixed rate of 7.25% and the note will mature after thirty-six months, or March 31, 2006.  The monthly note payments represent interest only on the total balance outstanding.  Costs of securing this debt are being charged to interest expense ratably over the maturity period of the note.  The Borrowers used the proceeds to finance the remaining construction costs of the Pipeline Facilities, and to fund the principal and interest payments that were due under the Company’s subordinated note agreements on March 1, 2003.

The Balloon Note is collateralized with letters of credit obtained through Allen Drilling Acquisition Company, a Nebraska corporation (“ADAC”).  Charles A. Holtgraves, a director of the Company, is President and a director of ADAC, and Larry J. Horbach, a director of the Company, is Secretary of ADAC and a director of the parent company of ADAC.  Mr. Holtgraves owns directly no shares of ADAC common stock, and owns 14.65% of an entity that owns 55.56% of the ADAC senior preferred stock.  Such preferred stock has a stated dividend rate equal to two-thirds (66-2/3%) of any Madisonville payments received by ADAC pursuant to the Agreement discussed below.  Mr. Horbach owns no ADAC common or preferred stock.

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

The Company believes that it is likely that ADAC will elect to pay off the Balloon Note in exchange for an ownership interest in the Pipeline Facilities; however, it is beyond the Company’s control.  Therefore, the minimum return guaranteed to ADAC by the Company is being accrued ratably over the three-year term of the Balloon Note, and reduced by periodic price upside payments, if any, paid to ADAC.  Such accruals increased interest expense in the accompanying consolidated statements of operations by $101,250 for the year ended December 31, 2003.  If ADAC elects to pay off the Balloon Note at maturity or before, the reserve for the ADAC guarantee will be credited to income.

Term Note – Fort Cobb Vehicles

Effective March 2003, Fort Cobb borrowed $57,900 from a bank to buy three replacement service vehicles.  The note requires monthly principal and interest payments of $1,387, reflecting interest at 6.99%, and matures on March 25, 2007.

Trade Note Payable

Effective October 2003, in connection with the mediation settlement of a dispute with a vendor, the Company executed a trade note for $100,000, bearing no interest, payable in eighteen monthly installments of $5,200 and one final installment of $6,400.  The note is secured by a lien on the Company’s Crystal Beach terminal facility.  Interest expense is being recognized over the life of the note at an imputed rate of 10%; accordingly, the obligation was recorded at its present value of $91,290 in the accompanying consolidated balance sheet.

Letters of Credit

As of December 31, 2003, the Company had outstanding letters of credit totaling $675,000.

(5)         Income Taxes

The Company recorded no provision for income taxes during the years ended December 31, 2003 and 2002, due to its net losses for those periods.  The differences between income taxes computed using the average statutory federal income tax rate of 34% and the zero provision recorded for each of the periods presented follow:

	2003	2002
Taxes at statutory rate	$(353,035)	$(313,350)
Increase in valuation allowance	241,038	262,160
Other nondeductible expenses	3,468	3,583
Other	108,529	47,607
	$—	$—

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities follow:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$2,578,086	$2,205,954
Property and equipment	492,475	619,466
Other	70,359	74,462
	3,140,920	2,899,882
Valuation allowance	(3,140,920)	(2,899,882)
	$—	$—

The increase in the valuation allowance for each period presented was primarily due to the increase in, net of any expiration of, net operating loss carryforwards.

At December 31, 2003, the Company had approximately $7,583,000 of federal net operating loss carryforwards which may be applied against future taxable income and which expire from 2004 through 2023.

(6)         Common Stock Option and Warrant Plans

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

In November 1999, a total of 225,750 options with a weighted average exercise price of $0.80, were repriced to $0.40 and, accordingly, are valued each quarter under variable award accounting rules.  The following table summarizes stock option and warrant information for the years ended December 31, 2003 and 2002:

	December 31, 2003		December 31, 2002
	Options/ warrants	Weighted average exercise price	Options/ warrants	Weighted average exercise price
Outstanding at beginning of period	647,417	$0.39	630,750	$0.40
Granted	160,000	0.36	85,000	0.27
Canceled/Expired	(25,000)	0.47	(68,333)	0.37
Outstanding at end of period	782,417	0.38	647,417	0.39
Options exercisable at end of period	540,750	0.39	490,750	0.41
Options available for grant at end of period	73,335		263,333

The following table summarizes information about options and warrants outstanding at December 31, 2003:

Range of exercise price	Number outstanding	Options/warrants outstanding Weighted average remaining contractual life (years)	Weighted average exercise price	Options/warrants exercisable
				Number exercisable	Weighted average exercise price
$0.25 to 0.38	368,334	7.89	$0.31	151,667	$0.28
0.40 to 0.53	414,083	4.36	0.44	389,083	0.44
$0.25 to 0.53	782,417	6.02	0.38	540,750	0.39

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

The following is a summary of the status of the Company’s non-employee options and warrants for the years ended December 31, 2003 and 2002:

	December 31, 2003		December 31, 2002
	Options/ warrants	Weighted average exercise price	Options/ warrants	Weighted average exercise price
Outstanding and exercisable at beginning of period	200,000	$1.08	301,975	$1.40
Granted	79,998	0.375	—	—
Canceled/Expired	—	—	(101,975)	2.03
Outstanding and exercisable at end of period	279,998	0.88	200,000	1.08

The following table summarizes information about non-employee options and warrants outstanding at December 31, 2003:

	Options/warrants outstanding and exercisable
Range of exercise prices	Number outstanding and exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.38	79,998	9.39	$0.375
0.56 to 0.63	50,000	4.31	0.59
1.25	150,000	0.89	1.25
$0.38 to 1.25	279,998	3.93	0.88

At December 31, 2003, the Company had a combined total of 1,062,415 common stock options and warrants outstanding, 820,748 of which were exercisable.  At December 31, 2002, the Company had a combined total of 847,417 common stock options and warrants outstanding, 690,750 of which were exercisable.

(7)         Employee Benefit Plan

The Company manages its staffing under employee leasing agreements with Administaff, Inc. (“Administaff”).  Employees of the Company are eligible to participate in a 401(k) plan sponsored by Administaff.  During 2003, the Company participated in an Administaff single employer 401(k) plan under which the Company matched 50% of employee contributions to the plan up to a maximum 3% of each employee’s base salary.  Effective January 1, 2004, the Company has adopted an Administaff multiple employer 401(k) plan in order to comply with the provisions of Revenue Procedure 2002-21.  Under the new multiple-employer plan, the Company will make a safe-harbor contribution of 3% of each employee’s base salary regardless of the employee’s contribution.  The Company believes it is in substantial compliance with the Employee Retirement Income and Security Act of 1974 and other laws that would govern the plan.  Prior to its association with Administaff, the Company had a predecessor 401(k) plan, and the Company has requested a ruling from the IRS on the former plan qualification status in order to allow employees to rollover investment balances into the Administaff plan.

The Company’s contributions to the 401(k) plan were $28,350 and $32,244 for the years ended December 31, 2003 and 2002, respectively.

(8)         Leases

Capital Lease

At December 31, 2003, the Company had one capital lease for equipment installed at the sales point of the Madisonville Pipeline Facilities, for a term of 84 months, maturing May 28, 2010.  Interest expense is being recognized over the life of the lease at an imputed annual rate of 10%.  At the end of the lease term the Company owns the equipment, or at its option, the Company may buy out the lease at a fixed price at either of two interim dates.  The equipment cost of $100,000 is reflected in the accompanying balance sheet as gas gathering, processing and transportation equipment.  The related amortization of $1,555 is reflected in accumulated depreciation and amortization.  Future minimum lease payments, as well as the present value of the net minimum lease payments as of December 31, 2003, are as follows:

Year Ending December 31:
2004	$23,400
2005	23,400
2006	23,400
2007	23,400
2008	23,400
Thereafter	33,150
Total minimum lease payments	150,150
Less amount representing estimated executory costs (such as taxes, maintenance and insurance) including profit thereon, included in total minimum lease payments	21,260
Net minimum lease payments	128,890
Less amount representing interest	33,763
Present value of net minimum lease payments	$95,127

Operating Leases

The Company has no noncancelable operating leases at December 31, 2003.  The Company leases office space in Houston, Texas under a lease agreement expiring in March 2008 that is cancelable with six months notice.  Six months of lease payments total $46,322.

The Company also has various month-to-month equipment operating leases.  Rent expense from all leases totaled $101,427 and $132,032 for the years ended December 31, 2003 and 2002, respectively.

(9)         Commitments and Contingencies

In connection with securing the Balloon Note described in Note 4 that was used to finance part of the construction costs of the Madisonville Pipeline Facilities, the Company is obligated at ADAC’s option to either: (i) pay at the end of the term of the Balloon Note a lump-sum, which when added to the payments made, if any, for the price upside portion, will result in ADAC receiving a 15% pre-tax internal rate of return on the $900,000, or (ii) convey to ADAC a one-third (33-1/3%) ownership interest in the Pipeline Facilities in exchange for ADAC paying off the Balloon Note on or before the end of the Balloon Note term.  The Company is obligated to pay the periodic interest payments to the bank during the three-year term of the Balloon Note.

The Company believes that it is likely that ADAC will elect to pay off the Balloon Note in exchange for an ownership interest in the Pipeline Facilities; however, it is beyond the Company’s control.  Therefore, the minimum return guaranteed to ADAC by the Company is being accrued ratably over the three-year term of the Balloon Note, and reduced by periodic price upside payments, if any, paid to ADAC.  At December 31, 2003, interest expense was charged $101,250 reflecting the Company’s obligation under the guarantee, and the accompanying consolidated balance sheet as of December 31, 2003 shows a reserve of $89,966 for such amounts not yet paid.  If ADAC elects to pay off the Balloon Note at maturity or before, the reserve for the ADAC guarantee will be credited to income.

On March 9, 2004, the Company entered into Letters of Intent with an outside financial services firm for the purpose of raising capital.  See the discussion of subsequent events in Note 13.

The Company and its subsidiaries are parties to litigation and claims arising in the ordinary course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims, will not be material to the consolidated financial statements.

(10)  Financial Instruments

The following table reflects the financial instruments for which the fair value is different from the carrying amount of such financial instrument in the accompanying consolidated balance sheets as of December 31, 2003 and 2002.  The carrying amount of cash and cash equivalents, certificates of deposit, trade receivables, trade payables and short-term borrowings approximate fair value because of the short maturity of those instruments.  The carrying amount of the term note approximates fair value because of its variable interest rate.  The fair value of the Company’s financial instruments is based upon current borrowing rates available for financings with similar terms and maturities, and is not representative of the amount that could be settled, nor does the fair value amount consider the tax consequences, if any, of settlement.

	December 31, 2003		December 31, 2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Subordinated notes	(229,716)	(228,811)	(436,372)	(432,435)
Term note – Madisonville	(1,362,082)	(1,141,675)	(300,000)	(291,082)
Balloon note – Madisonville	(900,000)	(676,183)	—	—
Term note – Fort Cobb vehicles	(48,204)	(46,836)	—	—
Trade note payable	(92,051)	(87,802)	—	—

(11)  Segments, Major Customers and Concentrations

All of the Company’s operations are in the domestic U.S., including the Gulf of Mexico in Texas and federal waters.  The Company’s management reviews and evaluates the operations separately of three main segments—Onshore Operations, Offshore Operations and Fort Cobb Operations.  Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance.  Onshore Operations include natural gas gathering, transportation and distribution activities in Texas and Oklahoma.  Offshore Operations include natural gas and liquid hydrocarbon gathering and transportation activities in the Gulf of Mexico in Texas and federal waters.  The principal markets for the Onshore segment are affiliates of large intrastate and interstate pipeline companies and industrial customers, and for the Offshore segment they are affiliates of large intrastate and interstate pipeline companies.  Fort Cobb Operations are comprised of a local natural gas distribution company in Oklahoma.  This segment supplies natural gas to approximately 2,350 customers, principally for irrigation and crop drying fuel for farming cooperatives, and residential fuel.

During 2002, the Company sold 14 of its onshore pipeline systems and its interest in a joint venture that owned a south Texas natural gas gathering system (the “Sold Properties”), and the operating results of those properties are presented in the accompanying consolidated statement of operations for the year ended December 31, 2002 as discontinued operations.  The amounts for 2002 presented below have been restated to remove the operating results of those properties.

The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements.  The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses.  Such amounts are before general and administrative expense, depreciation, interest income or expense or income taxes.  Inter-segment sales of approximately $1,456,000 and $906,000 were eliminated during consolidation for the years ended December 31, 2003 and 2002, respectively.

Summarized financial information for the years indicated of the Company’s reportable segments and a reconciliation of operating margin to consolidated net loss is presented below:

	2003	2002
Onshore Operations
Revenues	$12,361,010	$4,058,396
Operating margin	989,339	493,715
Depreciation and amortization	246,695	195,818
Interest expense	333,505	128,257
Capital expenditures	1,880,498	1,110,864
Total assets	6,383,677	4,115,709

Offshore Operations
Revenues	671,107	771,122
Operating margin	375,635	521,286
Depreciation and amortization	150,875	141,650
Interest expense	—	—
Capital expenditures	497	17,000
Total assets	1,647,581	1,742,505

Fort Cobb Operations
Revenues	2,142,226	1,857,802
Operating margin	399,002	467,302
Depreciation and amortization	197,436	194,328
Interest expense	70,515	72,741
Capital expenditures	155,069	60,244
Total assets	2,285,031	2,371,355

Total
Revenues	15,174,343	6,687,320
Operating margin	1,763,976	1,482,303
Depreciation and amortization	595,006	531,796
Interest expense	404,020	200,998
Capital expenditures	2,036,064	1,188,108
Total assets	10,316,289	8,229,569

Reconciliation to Net Loss
Operating margin	$1,763,976	$1,482,303
Depreciation and amortization	595,006	531,796
Accretion and changes in estimates	97,211	—
General and administrative	1,596,501	1,874,410
Interest expense	404,020	200,998
Other income (expense) – net	(24,605)	116,671
Discontinued operations	20,806	86,611
Cumulative effect of change in accounting principle	(105,777)	—
Net loss	$(1,038,338)	$(921,619)

The following table sets forth for the years indicated the Company’s major customers and their percent of total revenues.  All of the listed entities are customers of the onshore segment.

	2003	2002
TXU Portfolio Management Co LP	49%	—
Dart Container Corporation	19%	36%
Owens Corning Fiberglas Corporation	6%	34%
Infinite Energy, Inc.	—	10%

The Company’s natural gas pipeline operations have a diverse customer base in the natural gas transmission, distribution and various industries. This diversity of customers may reduce the Company’s overall exposure to credit risk, in that the customers may not be similarly affected by the changes in economic or other conditions. The Company’s accounts receivable are generally not collateralized.  The Company believes that a loss of a major supplier or customer could be readily replaced and would not have a material adverse effect on its financial position, results of operations or cash flows.

The Company has two certificates of deposit with two financial institutions at December 31, 2003 totaling $130,745 that collateralize performance bonds.  The balances are insured by the Federal Deposit Insurance Corporation up to $105,000.  The Company believes it is not exposed to any significant credit risk.

(12)              Related Party Transactions

Accrued expenses and other liabilities as of December 31, 2003 included unpaid directors’ fees of $24,750.

(13)              Subsequent Events

Effective March 9, 2004, the Company entered into Letters of Intent with The InvestLinc Group, a Chicago based financial company focused on emerging growth businesses (“InvestLinc”) under which InvestLinc will assist the Company in raising approximately $12 million through a combination of a secondary offering of its common stock and the formation of a limited liability company (“LLC”) funded by the Company and capital from InvestLinc.

The secondary offering is intended to raise approximately $3 million net to the Company.  It will be structured as a rights offering under which current stockholders will be offered the opportunity to acquire the stock before it is offered to others through InvestLinc’s dealer network.  Proceeds from the offering are to be used to pay down debt and to invest in the LLC.

The LLC is expected to be funded with $1.5 million from the Company and $8.5 million in equity from InvestLinc sources.  These funds will be used by the LLC to invest in high nitrogen natural gas (“HNNG”) projects initially in the continental United States.  GEC will manage the LLC and develop the HNNG projects.  The Company’s ownership interest in the LLC will be at least 20%.  GEC will have the opportunity to increase its ownership interest above 20% by making the capital investment described earlier and based on the performance of the LLC over time.

Closing of the secondary offering and funding of the LLC are independent of each other, and each is subject to its own closing conditions, including a requirement for InvestLinc to secure at least $8 million for the LLC.  The transactions are expected to close in late July or early August 2004.

The final payment of principal and interest due under the Company’s subordinated notes, due March 1, 2004, will be paid from proceeds of the secondary offering noted above.  The subordinated note holders have been separately notified that they will continue to receive interest at 10% on the final principal installment outstanding until such time as it is paid.