Form 10QSB
period 2004-03-31
GATEWAY ENERGY CORP/NE
filed 2004-05-13
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File No.     0-6404

GATEWAY ENERGY CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	44-0651207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 Dallas Street, Suite 2615

Houston, TX  77002

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

As of May 5, 2004, the Issuer had 15,686,039 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes    ☐     No    ☒

FORM 10-QSB

Part I

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

March 31, 2004

(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$309,671
Certificate of deposit	5,745
Trade accounts receivable	1,062,453
Inventories, at average cost	49,374
Prepaid expenses and other assets	106,122
Total current assets	1,533,365

Property and Equipment, at cost
Gas gathering, processing and transportation	10,313,846
Office furniture and other equipment	815,566
11,129,412
Less accumulated depreciation and amortization	3,826,871
7,302,541
Other Assets
Investment in AET license, net of accumulated amortization of $128,367	292,683
Other	135,788
428,471
$9,264,377
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,098,538
Accrued expenses and other liabilities	100,299
Notes payable	182,388
Current maturities of long-term debt	926,715
Current maturities of capital lease	9,798
Total current liabilities	2,317,738

Noncurrent Liabilities
Future asset retirement obligations	304,578
Payable to ADAC	110,791
415,369

Long-term debt, less current maturities	2,144,847
Long-term capital lease, less current maturities	83,103

Commitments and Contingencies	—

Stockholders’ Equity
Preferred stock – $1.00 par value; 10,000 shares authorized; no shares issued and outstanding	—
Common stock – $0.25 par value; 35,000,000 shares authorized; 15,686,039 shares issued and outstanding	3,921,510
Additional paid-in capital	16,017,666
Accumulated deficit	(15,635,856)
4,303,320
$9,264,377

The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating revenues
Sales of natural gas	$5,045,810	$2,690,571
Transportation of natural gas and liquids	90,972	107,151
Treating and other	36,438	36,369
	5,173,220	2,834,091
Operating costs and expenses
Cost of natural gas purchased	4,438,539	2,108,808
Operation and maintenance	227,664	228,400
Depreciation and amortization	158,984	133,821
Accretion expense	5,360	3,618
General and administrative	385,082	395,358
	5,215,629	2,870,005
Operating loss	(42,409)	(35,914)

Other income (expense)
Interest income	1,049	6,953
Interest expense	(117,456)	(54,394)
Interest capitalized	—	11,226
Gain on disposal of assets	—	5,807
Other income, net	79,067	1,157
	(37,340)	(29,251)
Loss from continuing operations	(79,749)	(65,165)

Discontinued operations
Gain on disposal of properties	43,704	—

Loss before cumulative effect of change in accounting principle	(36,045)	(65,165)

Cumulative effect of change in accounting for future asset retirement obligations, net of taxes	—	(105,777)

Net Loss	$(36,045)	$(170,942)

Basic and diluted loss per share
Continuing operations	$—	$—
Discontinued operations	—	—
Cumulative effect of change in accounting principle	—	(0.01)
Net loss	$—	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	15,686,040	15,426,317

The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities
Net loss	$(36,045)	$(170,942)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Cumulative effect of change in accounting principle	—	105,777
Depreciation and amortization	158,984	133,821
Gain on disposal of assets	—	(5,807)
Discontinued operations – gain on sale of properties	(43,704)	—
Stock option compensation	—	(15,803)
Accretion expense	5,360	3,618
Amortization of debt discount and debt issue costs	11,505	6,917
Reserve for ADAC guarantee	2,184	—
Change in assets and liabilities:
Trade accounts receivable	998,281	(731,371)
Inventories, at average cost	(3,129)	(2,543)
Prepaid expenses and other assets	(42,013)	(154,541)
Accounts payable	(848,030)	1,316,913
Accrued expenses and other liabilities	(24,387)	(40,654)
Net cash provided by operating activities	179,006	445,385

Cash flows from investing activities
Capital expenditures	(27,072)	(1,124,570)
Proceeds from sale of properties	—	14,500
Proceeds from contingent payment	4,003	—
Decrease (increase) in certificates of deposit	125,000	(663)
Other assets	664	—
Net cash provided by (used in) investing activities	102,595	(1,110,733)

Cash flows from financing activities
Proceeds from borrowings	128,000	744,160
Payments on borrowings	(302,244)	(64,857)
Debt issue costs	(59)	1,834
Net cash (used in) provided by financing activities	(174,303)	681,137

Net increase in cash and cash equivalents	107,298	15,789
Cash and cash equivalents at beginning of period	202,373	80,888

Cash and cash equivalents at end of period	$309,671	$96,677

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$68,697	$45,229

The accompanying notes are an integral part of these financial statements.

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

The accompanying consolidated financial statements have been prepared by the Company, without audit.  In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

Property and Equipment

Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period.  Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  At March 31, 2004, property and equipment included $97,222 of equipment financed under a capital lease, net of $2,778 of accumulated amortization.  Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment.  Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation.  When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

For the three months ended March 31, 2004 and 2003, depreciation expense was $151,807 and $126,644, respectively.

Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying value.  The amount of impairment is measured by comparing the fair value of the asset to its carrying amount, and any impairment so determined is recorded in the current period.  There have been no impairments of long-lived assets required during the three months ended March 31, 2004 and 2003.

Asset Retirement Obligation

The Company provides for the future asset retirement obligations related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment.  The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment.  The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability.  Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability.  The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the three months ended March 31, 2004:

Beginning balance	$299,218
Accretion	5,360
Ending balance	$304,578

The Company adopted Statement of Financial Accounting Standards, or SFAS, No. 143, which requires recognition of the future asset retirement obligation, during the three months ended March 31, 2003.  The cumulative effect of adopting this statement was to increase net loss for the three months ended March 31, 2003 by $105,777, or $0.01 per common share.

Other Assets

The Company’s primary other asset, its license for a patented process to remove nitrogen from natural gas production, is being amortized to expense over the average 17-year life of the underlying patents.  Investment in the license was $292,683 at March 31, 2004, net of accumulated amortization of $128,367.

Cash Equivalents and Supplemental Disclosure of Noncash Investing and Financing Activities

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

In the three months ended March 31, 2003, the Company recognized future asset retirement obligations related to prior periods totaling $202,007 pursuant to SFAS No. 143, discussed above.  A portion of such costs—$96,230 (net of accumulated depreciation of $15,883)—was capitalized to gas gathering, processing and transportation assets.  The remainder of these prior year costs was expensed as the cumulative, noncash effect of change in accounting principle.

The Company agreed to pay to ADAC $24,000, in exchange for its consent to modify the Madisonville term loan terms, ratably over a twelve-month period beginning the earlier of the month following maturity of the balloon note or the month following ADAC’s exercise of their option to prepay the balloon note as discussed in Note 4.  The present value of this obligation is $18,641, using an imputed interest rate of 10%, and is included in the amount payable to ADAC, with a corresponding amount capitalized to deferred loan costs on the accompanying balance sheet.  This amount will be amortized to interest expense ratably over the life of the term loan.

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

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost (except for the compensation expense related to certain repriced options) is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock at the date of grant.

At March 31, 2004, the fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model.  The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.  The fair value of the Company’s stock-based awards, including the repriced options, was estimated assuming no expected dividends and the following weighted average assumptions for the three months ended March 31, 2004 and 2003:

	March 31,
	2004	2003
Expected life in years	4.8	5.1
Expected stock price volatility	86%	96%
Risk-free interest rate	2.97%	3.82%
Average fair value per option	$0.19	$0.19

For pro forma purposes, the estimated value of the Company’s stock-based awards to employees is amortized over the options’ vesting period.  The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation for the three months ended March 31, 2004 and 2003:

	March 31,
	2004	2003
Net loss – as reported	$(36,045)	$(170,942)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,522)	(3,766)
Net loss – pro forma	$(41,567)	$(174,708)

Basic and diluted net loss per share – as reported	$—	$(0.01)
Basic and diluted net loss per share – pro forma	$—	$(0.01)

Earnings Per Share

Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  For the three months ended March 31, 2004 and 2003, the diluted loss per common share is the same as basic loss per share since the effect of 34,526 and 23,345, respectively, potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive.

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

(3)                                 Capital Expenditures

The Company made total capital expenditures of approximately $1,124,570 in the three months ended March 31, 2003, primarily in connection with the construction of the pipelines servicing the Madisonville plant—a four-inch gathering line, a three-inch injection line and the ten-inch pipeline to transport the pipeline quality gas.  These pipelines are collectively referred to as the pipeline facilities.  The pipeline facilities became operational during May 2003 in conjunction with the startup of the Madisonville plant.  See discussion of the project financing in Note 4.

(4)                                 Debt

Notes Payable

The Company’s revolving credit agreement provides for maximum available borrowings of up to $250,000 through May 22, 2004, and is renewable annually.  Principal outstanding under the agreement accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The interest rate at March 31, 2004 was 8%.  The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually.  Costs of obtaining this debt are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb uses the proceeds from time to time for general working capital purposes.  The agreement, along with the Fort Cobb term note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company.  The Company had $67,612 of available borrowings under the agreement as of March 31, 2004.

The Company had an operating line of credit agreement that provided for maximum available borrowings of $500,000 through June 2003.  Interest was payable monthly at 5.3% per annum and principal was due on demand, or if no demand was made, at maturity.  The Company liquidated the $500,000 certificate of deposit which served as collateral for the line and repaid the line of credit during June 2003.

Long-term Debt

Long-term debt at March 31, 2004 consisted of the following:

Subordinated notes	$234,327
Term note – Fort Cobb	544,264
Term note – Madisonville	1,269,458
Balloon note – Madisonville	900,000
Term note – Fort Cobb vehicles	44,872
Trade note payable	78,641
3,071,562
Less current maturities	926,715
$2,144,847

Subordinated Notes

In connection with the recapitalization that was effective March 1, 1997, the Company issued subordinated promissory notes with a face amount of $1,171,700.  The stated interest rate is 10% payable quarterly with equal annual principal payments beginning on March 1, 2000 and continuing through March 1, 2004.  The Company calculated the fair market value of the notes to be $978,000 at March 1, 1997 and recorded the difference between fair value and the face amount as discount on subordinated notes.  The discount is being amortized to interest expense using the interest method over the term of the subordinated notes.  Such charge to interest expense was $4,611 for the three months ended March 31, 2004 and $6,917 for the three months ended March 31, 2003.  As a result, the effective interest rate of the subordinated notes is 15%.

At March 31, 2004, the final principal payment totaling $234,327 which was due under these notes on March 1, 2004 remained unpaid.  Under the terms of the subordinated notes, the Company has a sixty-day period in which to make this payment and prevent acceleration of the remaining outstanding principal.  Due to the subordinated rights of the note holders, the Company was able to obtain a limited waiver from the bank for the violation of a Madisonville term loan agreement covenant not to allow such a default.

This final payment of principal and interest is expected to be paid from the proceeds of the rights/follow-on offering described in Note 5.  The subordinated note holders have been separately notified that they will continue to receive interest at an annual rate of 10% on the final principal installment outstanding until such time as it is paid.

Term Note – Fort Cobb

Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank.  Principal outstanding under the note accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The interest rate at March 31, 2004 was 8%.  The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008.  Costs of obtaining this debt are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and the Company used the proceeds for general corporate purposes.

Term Note – Madisonville

Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company, as the borrowers, entered into a term note agreement with a bank.  During November 2003, the term note agreement was amended, effective November 15, 2003, to modify provisions governing intercompany debt payments from the borrowers to Gateway Energy Corporation.  Effective March 31, 2004, the term note agreement was amended to extend an interest-only period for the months of April through July 2004.  All other terms and conditions of the term note, including the maturity date, remained the same.  The term note agreement was modified to provide the Company additional working capital during the period that additional costs are likely to be incurred to effect the rights/follow-on offering described in Note 5.  The Company agreed to pay to ADAC $24,000, in exchange for its consent to modify the loan terms, ratably over a twelve-month period beginning the earlier of the month following maturity of the balloon note or the month following ADAC’s exercise of their option to prepay the balloon note as discussed below.  The present value of this obligation is $18,641, using an imputed interest rate of 10%, and is included in the amount payable to ADAC, with a corresponding amount capitalized to deferred loan costs on the accompanying balance sheet.

Under the term note, as amended effective March 31, 2004, the borrowers borrowed $1.5 million in multiple advances.  The January, February and March 2004 payments of principal and interest were each $54,819.  The monthly note payments for April through July 2004 will be interest only at a fixed rate of 7.25%.  Thereafter the note requires 16 monthly payments of principal and interest of $70,000, with a final payment of approximately $174,000, representing unpaid principal and accrued, but unpaid, interest due at the December 31, 2005 maturity date.  Costs of securing this debt are being charged to interest expense ratably over the maturity period of the note.  The borrowers used the proceeds to finance the construction of the Madisonville pipeline facilities.  The term note is collateralized with the Company’s economic interest in the Madisonville project and the Waxahachie pipeline system, and the Company has guaranteed the loan and pledged the common stock of the borrowers.  The term note agreement contains cross collateral and cross default provisions linking it to the balloon note, described below.

The term note is expected to be retired in July or August 2004 with the proceeds of the rights/follow-on offering described in Note 5.

Balloon Note – Madisonville

Effective March 31, 2003, the borrowers entered into a balloon note agreement with a bank, under which they borrowed $900,000 in multiple advances.  Principal outstanding under the balloon note accrues interest at a fixed rate of 7.25% and the note will mature after thirty-six months, or March 31, 2006.  The monthly note payments represent interest only on the total balance outstanding.  Costs of securing this debt are being charged to interest expense ratably over the maturity period of the note.  The borrowers used the proceeds to finance the remaining construction costs of the Madisonville pipeline facilities, and to fund the principal and interest payments that were due under the Company’s subordinated note agreements on March 1, 2003.

The balloon note is collateralized with letters of credit obtained through Allen Drilling Acquisition Company, a Nebraska corporation, referred to herein as ADAC.  Charles A. Holtgraves, a director of the Company, is President and a director of ADAC, and Larry J. Horbach, a director of the Company, is Secretary of ADAC and a director of the parent company of ADAC.  Mr. Holtgraves owns directly no shares of ADAC common stock, and owns 14.65% of an entity that owns 55.56% of the ADAC senior preferred stock.  Such preferred stock has a stated dividend rate equal to two-thirds of any Madisonville payments received by ADAC pursuant to the agreement discussed below.  Mr. Horbach owns no ADAC common or preferred stock.

Under the terms of the agreement with ADAC, dated March 6, 2003, ADAC agreed to provide security acceptable to the Company’s primary bank to allow the Company to borrow the proceeds of the balloon note.  In exchange, ADAC will receive, during the term of the balloon note, one-half of the price upside portion only, if any, of the monthly fee to be received by the Company pursuant to the Madisonville project agreements.  Under the ADAC agreement, ADAC will have the option to either: (i) receive at the end of the term of the balloon note a lump-sum payment, which when added to the payments received, if any, for the price upside portion, will result in a 15% pre-tax internal rate of return on the $900,000, or (ii) pay off the balloon note on or before the end of the balloon note term in exchange for a one-third ownership interest in the pipeline facilities from that date forward.  The Company is obligated to pay the periodic interest payments to the bank during the three-year term of the balloon note.  Further, the Company granted liens, subordinate to the Company’s bank liens, on the Company’s economic interest in the Madisonville project, its Waxahachie pipeline system, and its Fort Cobb subsidiary.  The ADAC agreement contains cross collateral and cross default provisions linking it to the Madisonville term note, described above.

The Company believes that it is likely that ADAC will elect to pay off the balloon note in exchange for an ownership interest in the pipeline facilities; however, it is beyond the Company’s control.  Therefore, the minimum return guaranteed to ADAC by the Company is being accrued ratably over the three-year term of the balloon note, and reduced by periodic price upside payments, if any, paid to ADAC.  For the three months ended March 31, 2004, interest expense was charged $33,750 reflecting the Company’s obligation under the guarantee, and cash price upside payments to ADAC totaled $36,622.  In the accompanying consolidated balance sheet as of March 31, 2004, the noncurrent payable to ADAC includes a reserve of $92,150 for such amounts not yet paid.  If ADAC elects to pay off the balloon note at maturity or before, the reserve for the ADAC guarantee will be credited to income.

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

Letters of Credit

As of March 31, 2004, the Company had outstanding letters of credit totaling $800,000.

(5)                                 Rights/Follow-on Offering and Private Offering

Effective March 9, 2004, the Company entered into letters of intent with The InvestLinc Group, a Chicago based financial company focused on emerging growth businesses under which InvestLinc will assist the Company in raising approximately $12,000,000 through a combination of a rights/follow-on offering of its common stock and the formation of a new limited liability company, GEC Development, LLC, referred to as GEC, funded by the Company and capital from InvestLinc.

The rights/follow-on offering is intended to raise approximately $3,000,000 net to the Company.  It will be structured initially as a rights offering under which current stockholders will be offered the opportunity to acquire the stock before it is offered to others through InvestLinc’s broker-dealer network.  Proceeds from the offering are expected to be sufficient to retire the subordinated notes and the Madisonville term note, and to make a meaningful capital investment in GEC.

GEC is expected to be funded with $1,500,000 from the Company and $8,500,000 in equity from InvestLinc sources.  These funds will be used by GEC to invest only in high nitrogen natural gas projects in the continental United States.  None of our current operations or future activities involving the Madisonville project will be included in projects undertaken by GEC.  GEC projects may include investment in and acquisition of high nitrogen natural gas reserves, acquisition of acreage expected to produce such reserves, drilling and completion of natural gas wells, and construction of pipelines and installation of nitrogen rejection units using our licensed Mehra Process®.  The Company will manage GEC and develop the high nitrogen natural gas projects.  We will benefit to the extent that we own an interest in the financial position, results of operations and cash flows of GEC.

We will receive 5% ownership interest in exchange for our $2,500 founder’s contribution and a 20% ownership interest in exchange for an exclusive sublicense of the Mehra Process to GEC.  We will have the opportunity to increase our ownership interest further by making the capital investment of up to $1,500,000 and based on the performance of GEC over time.

Closing of the rights/follow-on offering and funding of GEC are independent of each other, and each is subject to its own closing conditions, including a requirement for InvestLinc to secure at least $8,000,000 for GEC.  The transactions are expected to close in late July or early August 2004.

(6)                                 Commitments and Contingencies

In connection with securing the balloon note described in Note 4 that was used to finance part of the construction costs of the Madisonville pipeline facilities, the Company is obligated at ADAC’s option to either: (i) pay at the end of the term of the balloon note a lump-sum, which when added to the payments made, if any, for the price upside portion, will result in ADAC receiving a 15% pre-tax internal rate of return on the $900,000, or (ii) convey to ADAC a one-third ownership interest in the pipeline facilities in exchange for ADAC paying off the balloon note on or before the end of the balloon note term.  The Company is obligated to pay the periodic interest payments to the bank during the three-year term of the balloon note.

The Company believes that it is likely that ADAC will elect to pay off the balloon note in exchange for an ownership interest in the pipeline facilities; however, it is beyond the Company’s control.  Therefore, the minimum return guaranteed to ADAC by the Company is being accrued ratably over the three-year term of the balloon note, and reduced by periodic price upside payments, if any, paid to ADAC.  For the three months ended March 31, 2004, interest expense was charged $33,750 reflecting the Company’s obligation under the guarantee, and cash price upside payments to ADAC totaled $36,622.  In the accompanying consolidated balance sheet as of March 31, 2004, the noncurrent payable to ADAC includes a reserve of $92,150 for such amounts not yet paid.  If ADAC elects to pay off the balloon note at maturity or before, the reserve portion of the ADAC payable will be credited to income.

On March 9, 2004, the Company entered into letters of intent with an outside financial services firm for the purpose of raising capital.  See Note 5.

The Company and its subsidiaries are parties to litigation and claims arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims, will not be material to the consolidated financial statements.

(7)                                 Related Party Transactions

The Company agreed to pay to ADAC $24,000, in exchange for its consent to modify the terms of the Madisonville term loan, ratably over a twelve-month period beginning the earlier of the month following maturity of the balloon note or the month following ADAC’s exercise of their option to prepay the balloon note as discussed in Note 4.  The present value of this obligation is $18,641, using an imputed interest rate of 10%, and is included in the amount payable to ADAC, with a corresponding amount capitalized to deferred loan costs on the accompanying balance sheet.

Accrued expenses and other liabilities as of March 31, 2004 included unpaid directors’ fees of $36,000.

(8)                                 Segment Disclosures

All of the Company’s operations are in the continental U.S. and the Gulf of Mexico in Texas and federal waters.  The Company’s management reviews and evaluates the operations separately of three main segments—onshore operations, offshore operations and Fort Cobb operations.  Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance.  Onshore operations include natural gas gathering, transportation and distribution activities in Texas and Oklahoma.  Offshore operations include natural gas and liquid hydrocarbon gathering and transportation activities in the Gulf of Mexico in Texas and federal waters.  The principal markets for the onshore segment are industrial customers, and for the offshore segment they are affiliates of large intrastate and interstate pipeline companies.  Fort Cobb operations are comprised of a local natural gas distribution company in Oklahoma.  This segment supplies natural gas to approximately 2,350 customers, principally for irrigation and crop drying fuel for farming cooperatives, and residential fuel.

The accounting policies of the reportable segments are the same as those described in Note 2.  The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses.  Such amounts are before general and administrative expense, depreciation, interest income or expense or income taxes.  Inter-segment sales of $422,000 and $483,000 were eliminated during consolidation for the three months ended March 31, 2004 and 2003.

Summarized financial information of the Company’s reportable segments, and a reconciliation of operating margin to consolidated net loss, is presented below:

	Three Months Ended March 31,
	2004	2003
Onshore Operations
Revenues	$4,458,619	$1,980,731
Operating margin	331,872	217,783
Depreciation and amortization	71,669	49,414
Interest expense	99,053	36,458
Capital expenditures	17,778	1,049,026
Total assets	5,657,656	5,981,544

Offshore Operations
Revenues	114,145	143,265
Operating margin	50,310	77,001
Depreciation and amortization	37,692	35,909
Total assets	1,443,919	1,777,961

Fort Cobb Operations
Revenues	600,456	710,095
Operating margin	124,835	202,099
Depreciation and amortization	49,623	48,498
Interest expense	18,403	17,936
Capital expenditures	9,294	75,544
Total assets	2,162,802	2,451,423

Total
Revenues	5,173,220	2,834,091
Operating margin	507,017	496,883
Depreciation and amortization	158,984	133,821
Interest expense	117,456	54,394
Capital expenditures	27,072	1,124,570
Total assets	9,264,377	10,210,928

Reconciliation to net loss
Operating margin	$507,017	$496,883
Depreciation and amortization	158,984	133,821
Accretion expense	5,360	3,618
General and administrative	385,082	395,358
Interest expense	117,456	54,394
Other income, net	80,116	25,143
Discontinued operations – gain on disposal of properties	43,704	—
Cumulative effect of change in accounting principle	—	(105,777)
Net loss	$(36,045)	$(170,942)

Item  2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Asset Retirement Obligation

The Company provides for the future asset retirement obligations related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment.  The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment.  The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability.  Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability.  The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the three months ended March 31, 2004:

Beginning balance	$299,218
Accretion	5,360
Ending balance	$304,578

The Company adopted Statement of Financial Accounting Standards, or SFAS, No. 143, which requires recognition of the future asset retirement obligations, during the three months ended March 31, 2003.  The cumulative effect of adopting this statement was to increase net loss for the three months ended March 31, 2003 by $105,777, or $0.01 per common share.

Other Assets

The Company’s primary other asset, its license for a patented process to remove nitrogen from streams of natural gas, is being amortized to expense over the average remaining life of the underlying patents.

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

Results of Operations

General

The Henry Hub closing index price for natural gas during the three months ended March 31, 2004 averaged $5.69 per MMBtu, compared to $6.03 for the same period of the prior year.  In the accompanying financial statements, the Company’s revenues from sales of natural gas, along with the cost of purchased gas, increased proportionately from prior year levels.  Because the Company buys and sells gas under “back-to-back” purchase and sale contracts designed to minimize commodity price risk, the Company’s net operating margin is relatively insensitive to fluctuations in the market price of gas.  Accordingly, the Company evaluates each of its activities based on the operating margin it produces.  The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses.  Management reviews and evaluates the operations of three main segments—Onshore operations, Offshore operations and Fort Cobb operations.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total Operations

	Three Months Ended March 31,
	2004	2003
Revenues	$5,173,220	$2,834,091
Operating margin	507,017	496,883
Depreciation and amortization	158,984	133,821

Operating margins for the three months ended March 31, 2004 increased $10,000 compared to the same period of the prior year.  An increase in Onshore operating margins of $114,000 was partially offset by a decrease in Fort Cobb operating margins of $77,000 and Offshore operating margins of $27,000.  These segments are discussed individually below in greater detail.

Onshore Operations

	Three Months Ended March 31,
	2004	2003
Revenues	$4,458,619	$1,980,731
Operating margin	331,872	217,783
Depreciation and amortization	71,669	49,414

Operating margins for onshore operations increased in the first quarter by $114,000 from the same period of the prior year.  The increase was mainly due to the May 2003 commencement of operations of the pipeline facilities servicing the Madisonville plant, partially offset by the substitiution for a gas sales contract of a transport-only contract with less favorable terms.

Offshore Operations

	Three Months Ended March 31,
	2004	2003
Revenues	$114,145	$143,265
Operating margin	50,310	77,001
Depreciation and amortization	37,692	35,909

Operating margins for offshore operations decreased in the first quarter by $27,000 from the same period of the prior year, and are directly related to lower throughput volumes from Galveston Blocks 190L and 213L, and High Island Block 98L.

Fort Cobb Operations

	Three Months Ended March 31,
	2004	2003
Revenues	$600,456	$710,095
Operating margin	124,835	202,099
Depreciation and amortization	49,623	48,498

Operating margins for Fort Cobb operations decreased in the first quarter by $77,000 from the same period of the prior year due to a 26% decrease in sales volumes.  Volume fluctuations for the utility are directly related to weather patterns and levels of farming activity in the service area.

Operations Support

	Three Months Ended March 31,
	2004	2003
General and administrative	$385,082	$395,358
Interest income	1,049	6,953
Interest expense	(117,456)	(54,394)
Interest capitalized	—	11,226
Gain on disposal of assets	—	5,807
Other income, net	79,067	1,157
Discontinued operations – gain on disposal of properties	43,704	—
Cumulative effect of change in accounting principle	—	(105,777)

General and administrative expenses for the quarter are down 3% from the same period of last year, mainly due to reduced legal expenses and rent costs, partially offset by an increase in employee related and other costs, including the non-cash impact of a prior year downward revaluation of employee stock options that were repriced in 1999.  Under the Financial Accounting Standards Board Interpretation 44, “Interpretation of APB Opinion 25”, the Company is required to account for these options under variable award accounting, due to the change in the option exercise price.  Variable award accounting requires recognition of compensation expense (or income) under certain circumstances when the market price of the Company’s stock exceeds the exercise price of the stock option.

Interest income varies directly with the balance on deposit in the Company’s certificates of deposit and short-term money market accounts.

Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company’s bank revolving credit agreement.  Interest expense incurred on the debt to finance the Madisonville project construction during the three months ended March 31, 2003 was capitalized.

On April 21, 2004, but effective March 31, 2004, the Company factored the majority of its receivable from Enron North America Corp. and received $24,433, representing $0.20 on the dollar for its claim.  This amount is reflected in the accompanying statement of operations as other income for the three months ended March 31, 2004.  Other income for that period also includes the adjustment of approximately $48,000 of amounts previously charged to expense.

Discontinued operations presented above reflect additional cash proceeds related to the Company’s sale of 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002.  A contingent payment of up to $260,000 was to be received in the fourth quarter of 2003 based on subsequent performance of the assets.  The Company received a contingent payment of $20,806 in December 2003 and recorded that amount as gain on discontinued operations for the year ended December 31, 2003.  The Company received $4,003 in January 2004 and $39,701 in April 2004 and recorded those amounts as gain on discontinued operations for the three months ended March 31, 2004.

The cumulative effect of change in accounting principle represents the aggregate difference in retained earnings that resulted from retroactively applying the provisions of SFAS No. 143 to all prior years affected by the new accounting rules.

Liquidity and Capital Resources

In March 2004, we entered into a letter of intent with a Chicago-based financial company called the InvestLinc Group to secure funding to exploit the Company’s licensed technology to remove nitrogen from high nitrogen natural gas production.  Under the letter of intent a new limited liability company, GEC Development, LLC, will be formed.  We refer to this entity as GEC.  GEC’s initial capital is expected to be at least $10 million, as discussed below.  We are actively pursuing several projects that will employ our nitrogen rejection technology.  If GEC is successfully formed, then GEC will finance and have an ownership interest in the high nitrogen natural gas projects we develop, employing an exclusive sublicense that we will grant for the technology to reject the nitrogen.  We will manage GEC’s activities and receive compensation for such services under a mangement services agreement yet to be negotiated.  We will provide GEC with the first right to participate in all high nitrogen natural gas projects we develop, and if GEC declines to pursue a high nitrogen natural gas project, we can pursue it on our own.

We will benefit to the extent that we own an interest in the financial position, results of operations and cash flows of GEC.  We will receive 5% ownership interest in exchange for our $2,500 founder’s contribution, and a 20% ownership interest in exchange for granting to GEC an exclusive sublicense for the Mehra Process, and we will have the opportunity to increase our ownership interest further by making the capital investment of up to $1.5 million, as discussed below, and based on the performance of GEC over time.  The majority of GEC’s initial capital will come from InvestLinc’s sources.  The InvestLinc Group is obligated to provide at least $8 million in capital for GEC.  We intend to maximize our ownership interest in GEC.  We expect, through a rights/follow-on offering, to raise capital from current stockholders and others in an amount sufficient to allow us to retire certain debt and invest up to $1.5 million of Gateway money in GEC.  If we are able to contribute the full $1.5 million, and if we can achieve certain financial goals over time, we can own up to approximately 45% of GEC.

As we increase our involvement in this high nitrogen natural gas niche, we expect that a majority of our operating income will be derived from our ownership interest in and management fees from GEC.  Over time, we expect that our fee-based operating income from our current gathering, transportation, distribution and marketing activities will become less significant, except as they support GEC.

In the event the rights/follow-on offering is not successful, our search for new capital would continue, and such new capital may take any of several forms, including but not limited to: (i) the sale of common stock or preferred stock, convertible into common stock on some basis; (ii) an asset-backed revolving credit facility with attached common stock purchase warrants; or, (iii) a direct private placement allowing the creation of a financial joint venture company into which the Company would contribute assets in exchange for a meaningful equity interest.  If we are successful raising new capital, then the resultant projects will yield greater results to the Company in less time.  Any of the above structures may result in issuance of additional common stock, and may therefore have some short-term dilutive effect on current shareholders.  However, any dilutive effect is expected to be more than offset by long-term increases in the enterprise value of the Company.

Until we are able to successfully raise additional growth capital, we will execute our growth strategy through strategic alliances in high nitrogen natural gas projects.  Also, any currently owned properties are subject to sale under the right circumstances (valuation and timing) if the proceeds from any such sale could be effectively redeployed into one or more high nitrogen natural gas projects.  We may not be able to raise outside capital or be able to sell assets on terms favorable to the Company.  Without a significant infusion of new capital, we believe we can participate in the construction of new nitrogen rejection facilities and generate new cash flows to the Company, but progress will be significantly slower.

Net cash provided by operating activities totaled $179,000 for the three months ended March 31, 2004, compared to $445,000 during the same period of the previous year.  The Company has cash and cash equivalents and certificates of deposit totaling $315,416 at March 31, 2004.

The Company sold 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002.  A contingent payment of up to $260,000 was to be received in the fourth quarter of 2003 based on subsequent performance of the assets.  The Company received a contingent payment of $20,806 in December 2003 and recorded that amount as gain on discontinued operations for the year ended December 31, 2003.  The Company received $4,003 in January 2004 and $39,701 in April 2004 and recorded those amounts as gain on discontinued operations for the three months ended March 31, 2004.

At March 31, 2004, the Company’s long-term debt to total capitalization, including long-term obligations under capital leases, was approximately 34%.

At March 31, 2004, the final principal payment totaling $234,327 which was due under the subordinated notes on March 1, 2004 remained unpaid.  Under the terms of the subordinated notes, the Company has a sixty-day period in which to make this payment and prevent acceleration of the remaining outstanding principal.  Due to the subordinated rights of the note holders, the Company was able to obtain a limited waiver from the bank for the violation of a Madisonville term loan agreement covenant not to allow such a default.

This final payment of principal and interest on the subordinated notes is expected to be paid from the proceeds of the rights/follow-on offering described above and in Note 5 to the Consolidated Financial Statements.  The subordinated note holders have been separately notified that they will continue to receive interest at 10% on the final principal installment outstanding until such time as it is paid.

The Company’s revolving credit agreement provides for maximum available borrowings of up to $250,000 through May 22, 2004, and is renewable annually.  Principal outstanding under the agreement accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The interest rate at March 31, 2004 was 8%.  The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually.  Costs of obtaining this debt are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb uses the proceeds from time to time for general working capital purposes.  The agreement, along with the Fort Cobb term note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company.  The Company had $67,612 of available borrowings under the agreement as of March 31, 2004.

Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank.  Principal outstanding under the note accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The interest rate at March 31, 2004 was 8%.  The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008.  Costs of obtaining this debt are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and then the Company used the proceeds for general corporate purposes.

Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company, as the borrowers, entered into a term note agreement with a bank.  During November 2003, the term note agreement was amended, effective November 15, 2003, to modify provisions governing intercompany debt payments from the borrowers to Gateway Energy Corporation.  Effective March 31, 2004, the term note agreement was amended to extend an interest-only period for the months of April through July 2004.  All other terms and conditions of the term note, including the maturity date, remained the same.  The term note agreement was modified to provide the Company additional working capital during the period that additional costs are likely to be incurred to effect the rights/follow-on offering described above.  The Company agreed to pay to ADAC $24,000, in exchange for its consent to modify the loan terms, ratably over a twelve-month period beginning the earlier of the month following maturity of the balloon note or the month following ADAC’s exercise of their option to prepay the balloon note as discussed below.  The present value of this obligation is $18,641, using an imputed interest rate of 10%, and is included in the amount payable to ADAC, with a corresponding amount capitalized to deferred loan costs on the accompanying balance sheet.

Under the term note, as amended effective March 31, 2004, the borrowers borrowed $1.5 million in multiple advances.  The January, February and March 2004 payments of principal and interest were each $54,819.  The monthly note payments for April through July 2004 will be interest only at a fixed rate of 7.25%.  Thereafter the note requires 16 monthly payments of principal and interest of $70,000, with a final payment of approximately $174,000, representing unpaid principal, and accrued but unpaid interest due at the December 31, 2005 maturity date.  Costs of securing this debt are being charged to interest expense ratably over the maturity period of the note.  The borrowers used the proceeds to finance the construction of the Madisonville pipeline facilities.  The term note is collateralized with the Company’s economic interest in the Madisonville project and the Waxahachie pipeline system, and the Company has guaranteed the loan and pledged the common stock of the borrowers.  The term note agreement contains cross collateral and cross default provisions linking it to the balloon note, described below.

The term note is expected to be retired in July or August 2004 with the proceeds of the rights/follow-on offering described above and in Note 5 to the Consolidated Financial Statements.

Effective March 31, 2003, the Company entered into a balloon note agreement with a bank.  Under the balloon note agreement, the borrowers borrowed $900,000 in multiple advances.  Principal outstanding under the balloon note accrues interest at a fixed rate of 7.25% and the note will mature after thirty-six months, or March 31, 2006.  The monthly note payments represent interest only on the total balance outstanding.  Costs of securing this debt are being charged to interest expense ratably over the maturity period of the note.  The borrowers used the proceeds to finance the remaining construction costs of the Madisonville pipeline facilities, and to fund the principal and interest payments that were due under the Company’s subordinated note agreements on March 1, 2003.

The balloon note is collateralized with letters of credit obtained through Allen Drilling Acquisition Company, a Nebraska corporation.  Charles A. Holtgraves, a director of the Company, is President and a director of ADAC, and Larry J. Horbach, a director of the Company, is Secretary of ADAC and a director of the parent company of ADAC.  Mr. Holtgraves owns directly no shares of ADAC common stock, and owns 14.65% of an entity that owns 55.56% of the ADAC senior preferred stock.  Such preferred stock has a stated dividend rate equal to two-thirds of any Madisonville payments received by ADAC pursuant to the ADAC argreement discussed below.  Mr. Horbach owns no ADAC common or preferred stock.

Under the terms of the ADAC agreement, dated March 6, 2003, ADAC agreed to provide security acceptable to the Company’s primary bank to allow the Company to borrow the proceeds of the balloon note.  In exchange, ADAC will receive, during the term of the balloon note, one-half of the price upside portion only, if any, of the monthly fee to be received by the Company pursuant to the Madisonville project agreements.  Under the ADAC agreement, ADAC will have the option to either: (i) receive at the end of the term of the balloon note a lump-sum payment, which when added to the payments received, if any, for the price upside portion, will result in a 15% pre-tax internal rate of return on the $900,000, or (ii) pay off the balloon note on or before the end of the balloon note term in exchange for a one-third ownership interest in the pipeline facilities from that date forward.  The Company is obligated to pay the periodic interest payments to the bank during the three-year term of the balloon note.  Further, the Company granted liens, subordinate to the Company’s bank liens, on the Company’s economic interest in the Madisonville project, its Waxahachie pipeline system, and its Fort Cobb subsidiary.  The Agreement contains cross collateral and cross default provisions linking it to the Madisonville term note, described above.

The Company believes that it is likely that ADAC will elect to pay off the balloon note in exchange for an ownership interest in the pipeline facilities; however, it is beyond the Company’s control.  Therefore, the minimum return guaranteed to ADAC by the Company is being accrued ratably over the three-year term of the balloon note, and reduced by periodic price upside payments, if any, paid to ADAC.  Such accruals increased interest expense in the accompanying financial statements by $33,750 for the three months ended March 31, 2004, and cash price upside payments to ADAC totaled $36,622.  If ADAC elects to pay off the balloon note at maturity or before, the reserve for the ADAC guarantee will be credited to income.

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

As of March 31, 2004, the Company had outstanding letters of credit totaling $800,000.

Until we are able to successfully raise additional capital, we will execute our growth strategy through strategic alliances in high nitrogen natural gas projects.  We may not be successful finding capital on terms acceptable to us.  Development of high nitrogen natural gas reserves and installation of treating plants is expected to create substantial growth in earnings and cash flows.

Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally generated funds and available cash, the certificate of deposit and bank borrowings as needed.

Natural gas prices as represented by the NYMEX Henry Hub index averaged $5.69 and $6.03 for the three months ended March 31, 2004 and 2003, respectively.  The natural gas industry is generally optimistic about long-term prospects based on expected demand, the cost of developing prospects and the sales price of natural gas.  Apart from the Madisonville pipeline facilities, the Company’s operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements.  However, natural gas prices can affect exploration and development and result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

In connection with securing the balloon note, the Company will be obligated at ADAC’s option to either: (i) pay at the end of the term of the balloon note a lump-sum, which when added to the payments made, if any, for the price upside portion, will result in ADAC receiving a 15% pre-tax internal rate of return on the $900,000, or (ii) convey to ADAC a thirty-three and one-third percent ownership interest in the pipeline facilities in exchange for ADAC paying off the balloon note on or before the end of the balloon note term.

Factors Affecting Future Results

Going forward, the Company’s strategy is to maximize the potential of currently owned properties, construct, own and operate new treating plants to remove nitrogen from natural gas and related pipeline systems and acquire and produce high nitrogen natural gas reserves.  All of the high nitrogen natural gas operations are expected to take place through the operations of GEC, described above in “Liquidity and Capital Resources.”  The exclusive license for the patented process to reject nitrogen from natural gas streams, together with our extensive database of sub-quality (high nitrogen) natural gas prone areas in the U.S., comprises the primary vehicle for the growth of our high nitrogen natural gas business, and will require significant additional capital to exploit.  For approximately the past three years, we have been attempting to obtain capital funding for projects utilizing our nitrogen rejection technology.  During that time, one project, the Madisonville plant, has been developed using our licensed technology.

High nitrogen gas is natural gas that contains nitrogen, either alone or in conjunction with other contaminants, in excess of the maximum percentage, usually 4%, by volume acceptable to most pipeline companies.  About 16% of the domestic natural gas resource base (approximately 24 Tcf of proven reserves) is estimated by the Gas Technology Institute to be subquality because of the nitrogen content.  Most of the country’s current high nitrogen natural gas production is located in southwestern Kansas; however, there are substantial high nitrogen natural gas reserves in other parts of the country.  The Company’s target projects are located in geographic areas with well known concentrations of high nitrogen natural gas reserves.  Much of this high nitrogen natural gas remains undeveloped or shut-in because it cannot meet pipeline quality specifications and it is geographically separated from the large (100,000 Mcf per day or larger) cryogenic nitrogen rejection plants located primarily in Kansas.  The Company’s process is well suited to treat these “stranded” reserves.

We have a technological advantage in this niche, due to our exclusive license in the continental U.S. for the nitrogen rejection process.  The Mehra Process competes favorably with other processes, as it can cost effectively adapt to variable gas flow rates and variable levels of nitrogen content in the gas.  And, unlike the major competing process, it is unaffected by the presence of carbon dioxide and certain liquids in the gas.  It can therefore economically treat relatively small volumes of gas—as little as 1,000 Mcf per day—where variable gas flow and composition is common.  Successful completion of these projects will depend upon the ability of the Company to market the technology to the producer community, and to obtain financing on terms satisfactory to the Company for construction of nitrogen rejection plants and/or acquisition of working interests in the high nitrogen properties.

Execution of our strategies discussed above depends in part on our success raising capital in the rights/follow-on offering discussed above in “Liquidity and Capital Resources.”  The proceeds from the offering are expected to be sufficient to retire the subordinated notes and the Madisonville term note, and also make a meaningful capital contribution to GEC, but we may not be successful raising capital in the rights/follow-on offering.  If less than the maximum offering is sold, it is likely the Company’s primary bank will require that a substantial portion of the new capital be used to pay down the Madisonville term note.  In such a case, there may or may not be any funds available for the Company to invest in GEC.

Since most of GEC’s capital is expected to come from InvestLinc’s capital sources, formation of GEC is not dependent on the success of the rights/follow-on offering.  If the Company makes no cash contribution to GEC, our minimum interest in GEC will be 20% before payout, and 25% after payout, of the private investors’ initial investment plus additional amounts so as to yield a 15% internal rate of return on that investment.

Since our strategy is to pursue high nitrogen natural gas projects first through GEC, our success will depend in part on the success of InvestLinc raising capital for GEC.  InvestLinc is obligated to raise a minimum of $8 million to capitalize GEC.  We are dependent upon InvestLinc to raise these funds.  If InvestLinc cannot raise this amount of capital, GEC may not be formed and, if not formed, we will be required to abandon our strategy to exploit high nitrogen natural gas projects through GEC.  In such an event, we will be dependent on capital from other sources including funds from the rights/follow-on offering, costly project-by-project financing with middle-market capital providers or strategic affiliations, either of which would require us to assign the majority of the economic benefits in the high nitrogen natural gas projects to others.  We could also sell selected properties, which might have an adverse effect upon our long-term financial position and cash flows.

There are reasons that GEC may not be formed even if InvestLinc is successful raising the minimum level of capital.  Formation of GEC is subject to the following conditions:

•                                          Negotiation and documentation of definitive legal agreements, including an operating agreement for GEC.  Initial drafts of these documents have been produced but not agreed to by InvestLinc or its counsel.

•                                          We cannot have suffered any material adverse change to our business.

•                                          InvestLinc is requiring certain modifications to our license agreement with AET.  These modifications have not yet been specified.  We do not know whether AET will agree to them when they are specified.

•                                          Our principal executives, Michael T. Fadden and Scott D. Heflin, must agree to execute new employment/noncompete agreements with the Company.  Neither InvestLinc nor its counsel has agreed to the final terms of those agreements.

If InvestLinc secures the $8,000,000 of minimum capital by July 31 or any later date as the parties agree to, and we for any reason elect not to close, we must pay InvestLinc a penalty of $250,000 along with reasonable out-of-pocket expenses not to exceed $100,000.  If GEC is not fomed for some reason, but the rights/follow-on offering is successful, we will use a portion of such capital to pursue high nitrogen natural gas projects on our own.

Our operations are significantly affected by factors which are outside the Company’s control.  Gas gathering and processing is dependent on throughput volume.  Pipeline throughput is dependent on natural gas production which is significantly affected by natural gas prices as prices affect the willingness of producers to invest the required capital to obtain geological and geophysical information, to drill development or exploratory wells, and to rework or maximize production on existing wells. Natural gas prices are currently at levels which should provide adequate incentive to producers; however, there is no assurance that such prices will remain at current levels, and that producers will react positively to the current prices.

Natural gas retail sales are affected by weather. Much of the retail demand is for crop irrigation and drying.  Above normal precipitation in the growing season and hot, dry weather in the fall can significantly reduce demand for natural gas on the Fort Cobb distribution system.

Item 3.  Controls and Procedures

As of May 13, 2004, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.  There were no significant changes in the Company’s internal controls during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K.

	a)	Exhibits:
		4(b)(5)	Second Amendment to First Amended and Restated Credit Agreement with Southwest Bank of Texas, dated November 15, 2003, for the Madisonville term note
		4(b)(6)	Third Amendment to First Amended and Restated Credit Agreement with Southwest Bank of Texas, dated March 31, 2004, for the Madisonville term note
		11	Statement Regarding Computation of Per Share Earnings
		31.1	Section 302 Certification of Chief Executive Officer
		31.2	Section 302 Certification of Chief Financial Officer
		32.1	Section 906 Certification of Chief Executive Officer
		32.2	Section 906 Certification of Chief Financial Officer

	b)	Reports on Form 8-K:
January 23, 2004 – Change in auditors from Deloitte and Touche LLP to Pannell Kerr Forster of Texas, P.C.

March 12, 2004 – Announcement of InvestLinc letters of intent.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY ENERGY CORPORATION

/s/ Michael T. Fadden
President and Chief Executive Officer

/s/ Scott D. Heflin
Chief Financial Officer & Treasurer

May 13, 2004
(Date)