Form 10QSB
period 2004-06-30
GATEWAY ENERGY CORP/NE
filed 2004-08-16
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(713) 336-0844

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒      No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes    ☐     No    ☒

As of August 10, 2004, the Issuer had 15,778,349 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes   ☐      No   ☒

FORM 10-QSB

Part  I

Item  1.                                Financial Statements

Unaudited Consolidated Balance Sheet as of June 30, 2004

Unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and June 30, 2003

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and June 30, 2003

Notes to Consolidated Financial Statements

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2004
(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$91,225
Certificates of deposit	5,745
Trade accounts receivable	1,127,226
Inventories, at average cost	49,624
Prepaid expenses and other assets	135,879
Total current assets	1,409,699

Property and Equipment, at cost
Gas gathering, processing and transportation	10,328,157
Office furniture and other equipment	815,566
11,143,723
Less accumulated depreciation and amortization	3,976,875
7,166,848
Other Assets
Investment in AET license, net of accumulated amortization of $135,544	285,506
Other	193,542
479,048
$9,055,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,076,546
Accrued expenses and other liabilities	196,407
Notes payable	221,388
Current maturities of long-term debt	1,132,719
Current maturities of long-term lease	10,179
Total current liabilities	2,637,239

Noncurrent Liabilities
Future asset retirement obligations	309,937
Payable to ADAC	118,559
428,496

Long-term debt, less current maturities	1,899,217
Long-term capital lease, less current maturities	80,411

Commitment and contingencies	—

Stockholders’ Equity
Preferred stock – $1.00 par value; 10,000 shares authorized; no shares issued and outstanding	—
Common stock – $0.25 par value; 35,000,000 shares authorized; 15,778,349 shares issued and outstanding	3,944,585
Additional paid-in capital	16,024,591
Accumulated deficit	(15,958,944)
4,010,232
$9,055,595

The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues
Natural gas sales	$5,863,666	$2,241,009	$10,909,475	$4,931,580
Transportation of natural gas and liquids	89,187	134,129	180,160	241,281
Treating and other	36,738	42,357	73,176	78,726
	5,989,591	2,417,495	11,162,811	5,251,587
Operating costs and expenses
Cost of natural gas purchased	5,363,934	1,972,725	9,802,472	4,081,535
Operation and maintenance	235,109	232,276	462,773	460,676
Depreciation and amortization	157,183	143,123	316,167	276,943
Accretion	5,361	3,618	10,719	7,236
General and administrative	443,063	454,873	828,149	850,229
	6,204,650	2,806,615	11,420,280	5,676,619
Operating loss	(215,059)	(389,120)	(257,469)	(425,032)

Other income (expense)
Interest income	110	5,672	1,161	12,626
Interest expense	(106,403)	(79,116)	(223,859)	(133,510)
Interest capitalized	—	13,240	—	24,466
Gain on disposal of assets	—	—	—	5,807
Other income (expense), net	(512)	7,862	78,554	9,016
	(106,805)	(52,342)	(144,144)	(81,595)
Loss from continuing operations	(321,864)	(441,462)	(401,613)	(506,627)

Discontinued operations
Gain (loss) on disposal of properties	(1,224)	—	42,480	—

Loss before cumulative effect of change in accounting principle	(323,088)	(441,462)	(359,133)	(506,627)

Cumulative effect of change in accounting for future asset retirement obligations	—	—	—	(105,777)

Net loss	$(323,088)	$(441,462)	$(359,133)	$(612,404)

Basic and diluted loss per share
Continuing operations	$(0.02)	$(0.03)	$(0.02)	$(0.03)
Discontinued operations	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	(0.01)
Net loss	$(0.02)	$(0.03)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding
Basic and diluted	15,714,442	15,426,317	15,700,320	15,426,317

The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net loss	$(359,133)	$(612,404)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	—	105,777
Depreciation and amortization	316,167	276,943
Gain on disposal of assets	—	(5,807)
Discontinued operations-gain on sale of properties	(42,480)	—
Stock option compensation expense	—	21,425
Issuance of common stock	29,997	—
Accretion expense	10,720	7,236
Payable to ADAC	28,593	—
Other non-cash expenses, net	19,954	13,838
Change in assets and liabilities:
Trade accounts receivable	893,807	(293,337)
Inventories	(3,379)	(2,428)
Prepaid expenses and other current assets	(71,770)	(27,395)
Accounts payable	(870,022)	637,232
Accrued expenses and other liabilities	71,720	148,404
Net cash (used in) provided by operating activities	24,174	269,484

Cash flows from investing activities
Capital expenditures	(41,383)	(1,911,594)
Proceeds from sale of properties	—	14,500
Proceeds from contingent payment	42,480	—
Decrease in certificates of deposit	125,000	522,932
Other assets	1,328	1,249
Net cash provided by (used in) investing activities	127,425	(1,372,913)

Cash flows from financing activities
Proceeds from borrowings	167,000	2,192,886
Payments on borrowings	(344,181)	(819,139)
Deferred financing costs	(85,566)	(39,480)
Net cash (used in) provided by financing activities	(262,747)	1,334,267

Net (decrease) increase in cash and cash equivalents	(111,148)	230,838
Cash and cash equivalents at beginning of period	202,373	80,888

Cash and cash equivalents at end of period	$91,225	$311,726

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$127,114	$118,482

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

The accompanying consolidated financial statements have been prepared by the Company, without audit.  In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with U.S. generally accepted accounting principles.  The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

The Company owns and operates natural gas gathering, transportation and distribution systems and related facilities in Texas and Oklahoma, and offshore in Texas and federal waters of the Gulf of Mexico.  The Company also has an exclusive license in the U.S. for a patented technology for the rejection of nitrogen from natural gas streams.

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

Property and Equipment

Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period.  Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  At June 30, 2004, property and equipment included $96,389 of equipment financed under a capital lease, net of $3,611 of accumulated amortization.  Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment.  Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation.  When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

For the six months ended June 30, 2004 and 2003, depreciation expense was $300,146 and $262,311, respectively.

Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying value.  The amount of impairment is measured by comparing the fair value of the asset to its carrying amount, and any impairment so determined is recorded in the current period.  There have been no impairments of long-lived assets required during the six months ended June 30, 2004 and 2003.

Asset Retirement Obligation

The Company provides for the future asset retirement obligations related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment.  The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment.  The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability.  Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability.  The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003
Beginning balance	$299,218	$202,007
Accretion	10,719	7,236
Ending balance	$309,937	$209,243

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards, or SFAS, No. 143, which requires recognition of future asset retirement obligations.  The cumulative effect of adopting this statement was to increase net loss for the six months ended June 30, 2003 by $105,777, or $0.01 per common share.

Other Assets

The Company’s primary other asset, its license for a patented process to remove nitrogen from streams of natural gas, is being amortized to expense over the average 18-year remaining life of the underlying patents.

Cash Equivalents and Supplemental Disclosure of Noncash Investing and Financing Activities

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

During the six months ended June 30, 2003, the Company recognized future asset retirement obligations related to prior periods totaling $202,007 pursuant to SFAS No. 143, discussed above.  A portion of such costs—$96,230 (net of accumulated depreciation of $15,883)—was capitalized to gas gathering, processing and transportation assets.  The remainder of these prior year costs was expensed as the cumulative, noncash effect of change in accounting principle.

The Company agreed to pay to ADAC $24,000, in exchange for its consent to modify the terms of the Madisonville term loan, ratably over a twelve-month period beginning the earlier of the month following maturity of the balloon note or the month following ADAC’s exercise of their option to prepay the balloon note as discussed in Note 4.  The present value of this obligation at inception was $18,641, using an imputed interest rate of 10%, and is included in the amount payable to ADAC, with a corresponding amount capitalized to deferred loan costs on the accompanying balance sheet.  This amount will be amortized to interest expense ratably over the life of the term loan.

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

During May 2004, the Company issued 92,310 shares of common stock to its nonemployee directors as part of their annual compensation for service to the Company.  A total of $29,997 was charged to general and administrative expense for the three months and six months ended June 30, 2004 in connection with these shares.

At June 30, 2004, the fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model.  The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.  The fair value of the Company’s stock-based awards (including the repriced options) was estimated assuming no expected dividends and the following weighted average assumptions as of June 30, 2004 and 2003:

	June 30,
	2004	2003
Expected life in years	4.5	5.5
Expected stock price volatility	85%	92%
Risk-free interest rate	2.97%	3.82%
Average fair value per option	$0.14	$0.26

For pro forma purposes, the estimated value of the Company’s stock-based awards to employees is amortized over the options’ vesting period.  The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss – as reported	$(323,088)	$(441,462)	$(359,133)	$(612,404)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,604)	(5,228)	(10,535)	(8,994)
Net loss – pro forma	$(327,692)	$(446,690)	$(369,668)	$(621,398)

Basic and diluted net loss per share – as reported	$(0.02)	$(0.03)	$(0.02)	$(0.04)
Basic and diluted net loss per share – pro forma	$(0.02)	$(0.03)	$(0.02)	$(0.04)

Earnings Per Share

Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  Diluted loss per common share is the same as basic for all periods presented because the effect of potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive.  For the three months ended June 30, 2004 and 2003, the potentially dilutive common shares were 31,243 and 32,292, respectively.  For the six months ended June 30, 2004 and 2003, the potentially dilutive common shares were 36,082 and 27,082, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(3)                                 Acquisitions and Divestitures

The Company made total capital expenditures of $1,911,594 during the six months ended June 30, 2003, primarily in connection with the construction of the pipelines servicing the Madisonville Plant—a four-inch gathering line, a three-inch injection line and a ten-inch pipeline to transport the pipeline quality gas.

(4)                                 Debt

Notes Payable

The Company’s revolving credit agreement provides for maximum available borrowings of up to $250,000 through May 22, 2005.  Principal outstanding under the agreement accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually.  Costs of obtaining this debt are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb uses the proceeds from time to time for general working capital purposes.  The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company.  The Company had $28,612 of available borrowings under the agreement as of June 30, 2004.

Long-term Debt

Long-term debt at June 30, 2004 consisted of the following:

Subordinated notes	$234,327
Term note – Fort Cobb	517,164
Term note – Madisonville	1,269,457
Balloon note – Madisonville	900,000
Term note – Fort Cobb vehicles	41,474
Trade note payable	69,514
3,031,936
Less current maturities	1,132,719
$1,899,217

Subordinated Notes

In connection with the Recapitalization that was effective March 1, 1997, the Company issued subordinated promissory notes with a face amount of $1,171,700.  The stated interest rate is 10% payable quarterly with equal annual principal payments beginning on March 1, 2000 and continuing through March 1, 2004.  The Company calculated the fair market value of the notes to be $978,000 at March 1, 1997 and recorded the difference between fair value and the face amount as discount on subordinated notes.  The discount is being amortized to interest expense using the effective interest method over the term of the subordinated notes.  Such charge to interest expense was $4,611 for the six months ended June 30, 2004 and $6,917 for the six months ended June 30, 2003.  As a result, the effective interest rate of the subordinated notes is 13.9% for the six months ended June 30, 2004 and 15% for the six months ended June 30, 2003.

At June 30, 2004, the final principal payment totaling $234,327, which was due under these notes on March 1, 2004, remained unpaid.  Under the terms of the subordinated notes, the Company had a sixty-day period in which to make this payment and prevent acceleration of the remaining outstanding principal.  Due to the subordinated rights of the note holders, the Company was able to obtain a limited waiver from the bank for the violation of a Madisonville term loan agreement covenant not to allow such a default.  This final payment of principal and interest is expected to be paid from the proceeds of the financing described in Note 5.  The subordinated note holders have been separately notified that they will continue to receive interest at an annual rate of 10% on the final principal installment outstanding until such time as it is paid.

Term Note – Fort Cobb

Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank.  Principal outstanding under the note accrues interest at a variable rate, based on the bank’s prime rate index plus 1¼%, with a minimum rate of 8%.  The interest rate at June 30, 2004 was 8%.  The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008.  Costs of obtaining this debt are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb used the proceeds to refinance its borrowings from the Company, and the Company used the proceeds for general corporate purposes.

Term Note – Madisonville

Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company, as the borrowers, entered into a term note agreement with a bank.  Effective November 15, 2003, the term note agreement was amended to modify provisions governing intercompany debt payments from the borrowers to Gateway Energy Corporation.  Effective March 31, 2004, the term note agreement was amended to extend an interest-only period for the months of April through July 2004.  All other terms and conditions of the term note, including the maturity date, remained the same.  The term note agreement was modified to provide the Company additional working capital during the period that additional costs are likely to be incurred to effect the financing described in Note 5.  The Company agreed to pay to ADAC $24,000, in exchange for its consent to modify the loan terms, ratably over a twelve-month period beginning the earlier of the month following maturity of the balloon note or the month following ADAC’s exercise of their option to prepay the balloon note as discussed below.  The present value of this obligation at inception was $18,641, using an imputed interest rate of 10%, and is included in the amount payable to ADAC, with a corresponding amount capitalized to deferred loan costs on the accompanying balance sheet, to be recognized as interest expense ratably over the term of the agreement.

Under the term note, as amended effective March 31, 2004, the borrowers received $1.5 million in multiple advances.  The January, February and March 2004 payments of principal and interest were each $54,819.  The monthly note payments for April through July 2004 will be interest only at a fixed annual rate of 7.25%.  Thereafter the note requires 16 monthly payments of principal and interest of $70,000, with a final payment of approximately $226,000, representing unpaid principal and accrued, but unpaid, interest due at the December 31, 2005 maturity date.  Costs of securing this debt are being charged to interest expense ratably over the maturity period of the note.  The proceeds were used to finance the construction of the Madisonville pipeline facilities.  The term note is collateralized with the Company’s economic interest in the Madisonville project and the Waxahachie pipeline system, and the Company has guaranteed the loan and pledged the common stock of the borrowers.  The term note agreement contains cross collateral and cross default provisions linking it to the balloon note, described below.

Some or all of the term note is expected to be retired before the end of 2004 with the proceeds of the financing described in Note 5.

Balloon Note – Madisonville

Effective March 31, 2003, the Company entered into a balloon credit agreement, referred to herein as the balloon note.  Under the balloon note agreement, the borrowers received $900,000 in multiple advances.  Principal outstanding under the balloon note accrues interest at a fixed annual rate of 7¼% and the note will mature after thirty-six months.  The monthly note payments represent interest only on the total balance outstanding.  Costs of securing this debt are being charged to interest expense ratably over the maturity period of the note.  The proceeds were used to finance the remaining construction costs of the Pipeline Facilities, and to fund the principal and interest payments which were due under the Company’s subordinated note agreements on March 1, 2003.

The balloon note is collateralized with letters of credit obtained through Allen Drilling Acquisition Company, a Nebraska corporation (“ADAC”).  Charles A. Holtgraves, a director of the Company, is President and a director of ADAC, and Larry J. Horbach, a director of the Company, is Secretary and a director of ADAC.  Mr. Holtgraves owns directly no shares of ADAC common stock, and owns 14.65% of an entity that owns 55.56% of the ADAC senior preferred stock.  Such preferred stock has a stated dividend rate equal to two-thirds (66-2/3%) of any

Madisonville payments received by ADAC pursuant to the Agreement discussed below.  Mr. Horbach does not own, directly or indirectly, any ADAC common or preferred stock.

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

Letters of Credit

As of June 30, 2004, the Company had outstanding letters of credit totaling $800,000.

(5)                                 Status of InvestLinc Financing

Effective March 9, 2004, the Company entered into a letter of intent with a subsidiary of The InvestLinc Group under which InvestLinc was to assist the Company in raising approximately $12,000,000 through a combination of a rights/follow-on offering of its common stock and the formation of a new limited liability company funded with capital from the Company and InvestLinc.  A description of the material terms of the letter of intent is contained in a Form 8-K filed March 12, 2004.

As reported in the Company’s current report on Form 8-K, dated July 27, 2004, on June 24, 2004, the board of directors of the Company determined, by a 5-3 vote, to advise InvestLinc that the Board had changed its position and was no longer willing to grant to the new limited liability company an exclusive sublicense to utilize the Company’s nitrogen rejection technology which it has a right to use under an exclusive license agreement with Advanced Extraction Technologies, Inc. (“AET”).  Further, the Board determined to advise InvestLinc that there was no agreement as to new employment agreements with Michael T. Fadden and Scott D. Heflin as required under the letter of intent.  The resolution further stated that: (i) the Company desires to work with InvestLinc and would be willing to negotiate with InvestLinc on ten high nitrogen natural gas deals, and; (ii) the board will not pursue the follow-on offering proposed in the March 9 letter of intent.  The Company formally notified InvestLinc of these matters on July 12, 2004.

On July 18, 2004, InvestLinc advised the Company that it did not desire to change the terms of the letter of intent and requested that the Company acknowledge that it intended to follow through with the terms of the letter of intent.  On July 27, 2004, the Company notified InvestLinc that it was still willing to negotiate with respect to ten high nitrogen natural gas deals but was not willing to grant the exclusive sublicense.  The Company stated that it intended to allow the letter of intent to expire by its terms on July 31, 2004.  On July 28, 2004, InvestLinc made a demand upon the Company for a $250,000 break-up fee and $48,615 in expenses incurred by InvestLinc in connection with the letter of intent.  On August 4, 2004, on advice of counsel, the Company notified InvestLinc that the terms of the letter of intent did not support InvestLinc’s claim for the break-up fee and expenses.  The Company reiterated its willingness to negotiate new terms for up to ten high nitrogen natural gas deals.

During August 2004, representatives of the Company’s board of directors and Invest Linc Securities, an InvestLinc subsidiary, intend to meet and attempt to craft a new letter of intent between the Company and InvestLinc Securities to  fund the Company’s high nitrogen natural gas projects.  There is no guarantee that the parties will agree on essential terms of a new letter of intent.  The board of directors intends to proceed with the registered rights offering to existing stockholders, but will not pursue the follow-on offering.  The board of directors is also considering bridge financing from one or more sources to secure cash, if necessary, during the last half of 2004.

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

The Company believes that it is likely that ADAC will elect to pay off the balloon note in exchange for an ownership interest in the pipeline facilities; however, it is beyond the Company’s control.  Therefore, the minimum return guaranteed to ADAC by the Company is being accrued ratably over the three-year term of the balloon note, and reduced by periodic price upside payments, if any, paid to ADAC.  Such accruals increased interest expense in the accompanying financial statements for the three months and six months ended June 30, 2004 by $33,750 and $67,500, respectively.  In the accompanying consolidated balance sheet as of June 30, 2004, the noncurrent payable to ADAC includes a reserve of $92,150 for such amounts not yet paid.  If ADAC elects to pay off the balloon note at maturity or before, the reserve portion of the ADAC payable will be credited to income.

The Company is actively engaged in attempting to raise capital.  See Note 5.

The Company and its subsidiaries are parties to litigation and claims arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims, will not be material to the consolidated financial statements.

(7)                                 Related Party Transactions

Effective March 31, 2004, the Company agreed to pay to ADAC $24,000, in exchange for its consent to modify the terms of the Madisonville term loan, ratably over a twelve-month period beginning the earlier of the month following maturity of the balloon note or the month following ADAC’s exercise of their option to prepay the balloon note as discussed in Note 4.  The present value of this obligation at inception was $18,641, using an imputed interest rate of 10%, and is included in the amount payable to ADAC, with a corresponding amount capitalized to deferred loan costs on the accompanying balance sheet.

Accrued expenses and other liabilities as of June 30, 2004 included unpaid directors’ fees of $49,500.

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

The accounting policies of the reportable segments are the same as those described in Note 2.  The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses.  Such amounts are before general and administrative expense, depreciation, interest income or expense or income taxes.  Inter-segment sales of $274,000 and $155,000 were eliminated during consolidation for the three months ended June 30, 2004 and 2003.  Inter-segment sales of $696,000 and $638,000 were eliminated during consolidation for the six months ended June 30, 2004 and 2003.

Summarized financial information of the Company’s reportable segments, and a reconciliation of operating margin to consolidated net loss, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Onshore Operations
Revenues	$5,609,734	$1,967,097	$10,068,353	$3,947,828
Operating margin	372,482	144,287	704,355	362,068
Depreciation and amortization	69,867	58,681	141,536	108,094
Interest expense	93,289	60,011	192,342	96,469
Capital expenditures	13,906	774,732	31,684	1,824,559
Total assets	5,627,899	6,151,209	5,627,899	6,151,209

Offshore Operations
Revenues	111,830	164,806	225,975	308,071
Operating margin	50,310	101,022	100,620	178,024
Depreciation and amortization	37,693	35,941	75,385	71,850
Total assets	1,430,344	1,729,238	1,430,344	1,729,238

Fort Cobb Operations
Revenues	268,027	285,592	868,483	995,688
Operating margin	(32,244)	(32,815)	92,591	169,284
Depreciation and amortization	49,623	48,501	99,246	96,999
Interest expense	13,114	19,105	31,517	37,041
Capital expenditures	405	12,376	9,699	87,035
Total assets	1,997,352	2,140,607	1,997,352	2,140,607

Total
Revenues	5,989,591	2,417,495	11,162,811	5,251,587
Operating margin	390,548	212,494	897,566	709,376
Depreciation and amortization	157,183	143,123	316,167	276,943
Interest expense	106,403	79,116	223,859	133,510
Capital expenditures	14,311	787,108	41,383	1,911,594
Total assets	9,055,595	10,021,054	9,055,595	10,021,054

Reconciliation to net loss
Operating margin	$390,548	$212,494	$897,566	$709,376
Depreciation and amortization	157,183	143,123	316,167	276,943
Accretion	5,361	3,618	10,719	7,236
General and administrative	443,063	454,873	828,149	850,229
Other income (expense), net	(106,805)	(52,342)	(144,144)	(81,595)
Discontinued operations – gain (loss) on sale of assets	(1,224)	—	42,480	—
Cumulative effect of change in accounting principle	—	—	—	(105,777)
Net loss	$(323,088)	$(441,462)	$(359,133)	$(612,404)

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

Asset Retirement Obligation

The Company provides for the future asset retirement obligations related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment.  The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment.  The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability.  Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability.  The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003
Beginning balance	$299,218	$202,007
Accretion	10,719	7,236
Ending balance	$309,937	$209,243

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards, or SFAS, No. 143, which requires recognition of future asset retirement obligations.  The cumulative effect of adopting this statement was to increase net loss for the six months ended June 30, 2003 by $105,777, or $0.01 per common share.

Other Assets

The Company’s primary other asset, its license for a patented process to remove nitrogen from streams of natural gas, is being amortized to expense over the average 18-year remaining life of the underlying patents.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Results of Operations

General

The Henry Hub closing index price for natural gas during the six months ended June 30, 2004 averaged $5.84 per MMBtu, compared to $5.99 for the same period of the prior year.  In the accompanying financial statements, the Company’s revenues from sales of natural gas, along with the cost of purchased gas, increased proportionately from prior year levels.  Apart from the Madisonville pipeline facilities, where the Company receives an additional amount equal to 4.5% of the aggregate sales proceeds of gas sold from the Madisonville plant for an average price above $3.75 per MMBtu, the Company’s net operating margin is relatively insensitive to fluctuations in the market price of gas because the sales prices and purchase costs of gas move in tandem, or else revenues are generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported.  Accordingly, the Company evaluates each of its activities based on the operating margin it produces.  The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses.  Management reviews and evaluates the operations of three main segments—Onshore operations, Offshore operations and Fort Cobb operations.

Three Months Ended June 30, 2004 Compared to June 30, 2003

Total Operations

The following table sets forth information for the three months ended June 30, 2004 and 2003:

	2004	2003
Revenues	$5,989,591	$2,417,495
Operating margin	390,548	212,494
Depreciation and amortization	157,183	143,123

Operating margin for the three months ended June 30, 2004 increased $178,000 compared to the same period of the prior year.  Onshore operating margin increased $228,000, Fort Cobb operating margin increased $1,000, and Offshore operating margin decreased $51,000.  Revenues were higher than the prior period due to higher average sales prices of natural gas, and the startup during May 2003 of the Madisonville Plant.  The average Henry Hub index price was $6.00 for the three months ended June 30, 2004, compared to $5.40 for the prior period.  Operating margin was not proportionally affected due to the corresponding increase in the cost of purchased gas.  These segments are discussed individually below in greater detail.

Onshore Operations

The following table sets forth information for the three months ended June 30, 2004 and 2003:

	2004	2003
Revenues	$5,609,734	$1,967,097
Operating margin	372,482	144,287
Depreciation and amortization	69,867	58,681

Operating margin for Onshore operations increased during the second quarter by $228,000 compared to the same period of the prior year, mainly due to the contribution of the Madisonville Plant ($170,000) and stronger margins from the Waxahachie system ($50,000).  The Madisonville plant began operations during May 2003, contributing partially to the quarter ended June 30, 2003, compared to a full three months of operations for the quarter ended June 30, 2004.

Offshore Operations

The following table sets forth information for the three months ended June 30, 2004 and 2003:

	2004	2003
Revenues	$111,830	$164,806
Operating margin	50,310	101,022
Depreciation and amortization	37,693	35,941

Operating margin for Offshore operations decreased during the quarter ended June 30, 2004 by $51,000 compared to the same period of the prior year.  The decrease was primarily due to declines in natural gas and liquids volumes transported through the Company’s Pirates’ Beach system ($28,000) and the Shipwreck system ($15,000).

Fort Cobb Operations

The following table sets forth information for the three months ended June 30, 2004 and 2003:

	2004	2003
Revenues	$268,027	$285,592
Operating margin	(32,244)	(32,815)
Depreciation and amortization	49,623	48,501

Operating margin for Fort Cobb operations increased $1,000 during the three months ended June 30, 2004 compared to the same period of the prior year, due to slightly higher gas sales volumes.  Fort Cobb’s business peaks in the third and fourth quarters because a significant portion of its load comes from supplying natural gas to irrigation and crop-drying customers.

Operations Support

The following table sets forth information for the three months ended June 30, 2004 and 2003:

	2004	2003
General and administrative	$443,063	$454,873
Interest income	110	5,672
Interest expense	(106,403)	(79,116)
Interest capitalized	—	13,240
Other income (expense), net	(512)	7,862
Discontinued operations	(1,224)	—

General and administrative expenses for the quarter ended June 30, 2004 are 3% lower than for the comparable period last year, primarily due to lower employee related and legal costs, partially offset by higher board and office expenses.

Interest income varies directly with the balance on deposit in the Company’s certificates of deposit and short-term money market accounts.  Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company’s revolving credit agreement.  Interest capitalized in the prior period related to the construction of the Madisonville pipeline facilities.

Other income for the prior period includes late fees and penalties charged its customers by Fort Cobb and miscellaneous adjustments.

Discontinued operations presented above reflect amounts written off related to the Company’s sale of 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002.

Six Months Ended June 30, 2004 Compared to June 30, 2003

Total Operations

The following table sets forth information for the six months ended June 30, 2004 and 2003:

	2004	2003
Revenues	$11,162,811	$5,251,587
Operating margin	897,566	709,376
Depreciation and amortization	316,167	276,943

Operating margin for the six months ended June 30, 2004 increased $188,000 compared to the same period of the prior year.  Onshore operating margin increased $342,000, Offshore operating margin decreased $77,000, and Fort Cobb margin decreased by $77,000.  Revenues were higher than the prior period due to the startup during May 2003 of the Madisonville Plant.  Operating margins were not proportionally affected due to the corresponding increase in gas purchases.  The average Henry Hub index price was $5.84 for the six months ended June 30, 2004, compared to $5.99 for the prior period.  These segments are discussed individually below in greater detail.

Onshore Operations

The following table sets forth information for the six months ended June 30, 2004 and 2003:

	2004	2003
Revenues	$10,068,353	$3,947,828
Operating margin	704,355	362,068
Depreciation and amortization	141,536	108,094

Operating margin for onshore operations increased $342,000 during the six months ended June 30, 2004 compared to the same period of the prior year, mainly due to the startup during May 2003 of the Madisonville Plant ($379,000), partially offset by lower margins from the Waxahachie system due to a customer contract change ($25,000).

Offshore Operations

The following table sets forth information for the six months ended June 30, 2004 and 2003:

	2004	2003
Revenues	$225,975	$308,071
Operating margin	100,620	178,024
Depreciation and amortization	75,385	71,850

Operating margin for Offshore operations decreased $77,000 during the six months ended June 30, 2004 compared to the same period of the prior year.  The decrease was primarily due to declines in natural gas and liquids volumes transported through the Company’s Pirates’ Beach system ($42,000) and the Shipwreck system ($29,000).

Fort Cobb Operations

The following table sets forth information for the six months ended June 30, 2004 and 2003:

	2004	2003
Revenues	$868,483	$995,688
Operating margin	92,591	169,284
Depreciation and amortization	99,246	96,999

Operating margin for Fort Cobb operations decreased $77,000 during the six months ended June 30, 2004 compared to the same period of the prior year, due to lower gas sales volumes.  Fort Cobb’s business peaks in the third and fourth quarters because a significant portion of its load comes from supplying irrigation and crop-drying customers.

Operations Support

The following table sets forth information for the six months ended June 30, 2004 and 2003:

	2004	2003
General and administrative	$828,149	$850,229
Interest income	1,161	12,626
Interest expense	(223,859)	(133,510)
Interest capitalized	—	24,466
Gain on disposal of assets	—	5,807
Other income, net	78,554	9,016
Discontinued operations – gain on sale of properties	42,480	—
Cumulative effect of change in accounting principle	—	(105,777)

General and administrative expenses decreased 3% during the six months ended June 30, 2004 compared to the same period of the prior year, primarily due to lower employee related and legal costs, partially offset by higher board and office expenses.

Interest income varies directly with the balance on deposit in the Company’s certificates of deposit and short-term money market accounts.  Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company’s operating line of credit and revolving credit agreement. Interest capitalized in the prior period related to the construction of the Madisonville pipeline facilities.

On April 21, 2004, but effective March 31, 2004, the Company factored the majority of its receivable from Enron North America Corp. and received $24,433, representing $0.20 on the dollar for its claim.  This amount is reflected in the accompanying statement of operations as other income for the six months ended June 30, 2004.  Other income for the period also includes the adjustment of approximately $48,000 of amounts previously charged to expense, and late fees and penalties charged its customers by Fort Cobb and miscellaneous adjustments.

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

Liquidity and Capital Resources

As described in Note 5, until June 2004, the Company anticipated that substantial reduction of its debtwould result from, and the growth of its high nitrogen natural gas business would be driven by, financing secured through InvestLinc.  The letter of intent dated March 9, 2004 expired by its terms on July 31, 2004.  During August 2004, representatives of the Company’s board of directors and Invest Linc Securities, an InvestLinc subsidiary, intend to meet and attempt to craft a new letter of intent between the Company and InvestLinc Securities to fund the Company’s high nitrogen natural gas projects.  There is no guarantee that the parties will agree on essential terms of a new letter of intent.  The board of directors intends to proceed with the registered rights offering to existing stockholders, but will not pursue the follow-on offering.  The board of directors is also considering bridge financing from one or more sources to secure cash, if necessary, during the last half of 2004.  The Company does not know whether any of the above sources of financing will be successful or, if successful, how much funding can be obtained.  The Company also does not know at this time what the cost of bridge financing might be.

The board of directors is searching for new capital, the proceeds from which are necessary, in the short term, to repay the remaining $234,327 of subordinated debt plus interest and, commencing August 31, 2004, principal and interest payments of $70,000 per month on the Company’s term note with a bank. Capital is also needed to:

•                  fund $320,000 for an additional letter of credit demanded by the supplier of natural gas for the Company’s Waxahachie distribution operations;

•                  fund an estimated $150,000 for construction of a gathering pipeline to connect a second natural gas well being drilled near the Madisonville plant;

•                  negotiate, if necessary, an extension of the requirement to add 4,700 Mcf of high nitrogen gas capacity and throughput by December 31, 2004 required to maintain exclusivity of the Company’s license with AET; and

•                  exploit and develop the Company’s high nitrogen natural gas projects.

Until we are able to successfully raise additional growth capital, we expect to execute our growth strategy through strategic alliances in high nitrogen natural gas projects.  Also, any currently owned properties are subject to sale under the right circumstances (valuation and timing) if the proceeds from any such sale could be effectively redeployed into one or more high nitrogen natural gas projects.  We may not be able to raise outside capital or be able to sell assets on terms favorable to the Company.  Without a significant infusion of new capital, we believe we can participate in the construction of new nitrogen rejection facilities and generate new cash flows to the Company, but progress will be significantly slower.

If we are able to increase our involvement in this high nitrogen natural gas niche, we expect that a majority of our operating income will be derived from our ownership interest in and management fees from high nitrogen natural gas projects.  Over time, we expect that our fee-based operating income from our current gathering, transportation, distribution and marketing activities will become less significant, except as they support such high nitrogen natural gas projects.

At June 30, 2004, the Company’s long-term debt to total capitalization, including long-term obligations under capital leases, was approximately 34%.

The Company’s revolving credit agreement provides for maximum available borrowings of up to $250,000 through May 22, 2005, and is renewable annually.  Principal outstanding under the agreement accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The interest rate at June 30, 2004 was 8%.  The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually.  Costs of obtaining this debt are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb uses the proceeds from time to time for general working capital purposes.  The agreement, along with the Fort Cobb term note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company.  The Company had $28,612 of available borrowings under the agreement as of June 30, 2004.

Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank.  Principal outstanding under the note accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The interest rate at June 30, 2004 was 8%.  The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008.  Costs of obtaining this debt are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and then the Company used the proceeds for general corporate purposes.

The Company, through its subsidiaries Gateway Pipeline Company and Gateway Processing Company, has a term note with a bank with a principal balance at June 30, 2004 of $1,269,457.  Monthly note payments for April through July 2004 were interest-only at a fixed annual rate of 7.25%.  Thereafter, the note requires 16 monthly payments of principal and interest of $70,000 with a final payment of approximately $226,000 on December 31, 2005.  The term note is collateralized with the Company’s economic interest in the Madisonville project and the Waxahachie pipeline system.  The Company has guaranteed the loan and pledged the common stock of its borrower-subsidiaries.  The term note and agreement contains cross-collateral and cross-default provisions linking it to the ADAC balloon note described below.

Some or all of the term note is expected to be retired with proceeds from the anticipated rights offering and any bridge financing.

The Company has a balloon note agreement with a bank under which it borrowed $900,000.  Principal accrues interest at a fixed annual rate of 7.25%, and the note matures March 31, 2006.  The balloon note is collateralized with letters of credit obtained through ADAC.

Under the terms of the ADAC agreement, ADAC will receive, during the term of the balloon note, one-half of the price upside portion only, if any, of the monthly fee to be received by the Company pursuant to the Madisonville project agreements.  Under the ADAC agreement, ADAC will have the option to either: (i) receive at the end of the term of the balloon note a lump-sum payment, which when added to the payments received, if any, for the price upside portion, will result in a 15% pre-tax internal rate of return on the $900,000, or (ii) pay off the balloon note on or before the end of the balloon note term in exchange for a one-third ownership interest in the pipeline facilities from that date forward.  The Company is obligated to pay the periodic interest payments to the bank during the three-year term of the balloon note.  Further, the Company granted liens, subordinate to the Company’s bank liens, on the Company’s economic interest in the Madisonville project, its Waxahachie pipeline system, and its Fort Cobb subsidiary.  The Agreement contains cross collateral and cross default provisions linking it to the Madisonville term note, described above.

The Company believes that it is likely that ADAC will elect to pay off the balloon note in exchange for an ownership interest in the pipeline facilities; however, it is beyond the Company’s control.  Therefore, the minimum return guaranteed to ADAC by the Company is being accrued ratably over the three-year term of the balloon note, and reduced by periodic price upside payments, if any, paid to ADAC.  Such accruals increased interest expense in the accompanying financial statements for the three months and six months ended June 30, 2004 by $33,750 and $67,500, respectively.  Cash price upside payments to ADAC for the three months and six months ended June 30, 2004 totaled $37,875 and $64,327, respectively.  If ADAC elects to pay off the balloon note at maturity or before, the reserve for the ADAC guarantee will be credited to income.

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

As of June 30, 2004, the Company had outstanding letters of credit totaling $800,000.

Natural gas prices as represented by the NYMEX Henry Hub index averaged $6.00 and $5.40 for the three months ended June 30, 2004 and 2003, respectively.  The natural gas industry is generally optimistic about long-term prospects based on expected demand, the cost of developing prospects and the sales price of natural gas.  Apart from the Madisonville pipeline facilities, where the Company receives an additional amount equal to 4.5% of the aggregate sales proceeds of gas sold from the Madisonville plant for an average price above $3.75 per MMBtu, the Company’s operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales prices and purchase costs of natural gas move in tandem.  However, natural gas prices can affect exploration and development and result in higher or lower volumes available for gathering and transportation.

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

Factors Affecting Future Results

Going forward, the Company’s strategy is to: maximize the potential of currently owned pipeline properties; construct, own and operate new treating plants to remove nitrogen from natural gas and related pipeline systems; and acquire and produce high nitrogen natural gas reserves.  The exclusive license for the patented process to reject nitrogen from natural gas streams, together with our extensive database of sub-quality (high nitrogen) natural gas prone areas in the U.S., comprises the primary vehicle for the growth of our high nitrogen natural gas business, and will require significant additional capital to exploit.  For approximately the past three years, we have been attempting to obtain capital funding for projects utilizing our nitrogen rejection technology.  During that time, one project, the Madisonville plant, has been developed using our licensed technology.

High nitrogen gas is natural gas that contains nitrogen in excess of the maximum percentage, usually 4%, by volume acceptable to most pipeline companies.  About 16% of the domestic natural gas resource base (approximately 24 Tcf of proven reserves) is estimated by the Gas Technology Institute to be subquality because of the nitrogen content.  Most of the country’s current high nitrogen natural gas production is located in southwestern Kansas; however, there are substantial high nitrogen natural gas reserves in other parts of the country.  The Company’s target projects are located in geographic areas with well known concentrations of high nitrogen natural gas reserves.  Much of this high nitrogen natural gas remains undeveloped or shut-in because it cannot meet pipeline quality specifications and it is geographically separated from the large (100,000 Mcf per day or larger) cryogenic nitrogen rejection plants located primarily in Kansas.  The Company’s process is well suited to treat these “stranded” reserves.

We have a technological advantage in this niche due to our exclusive license in the U.S. for the nitrogen rejection process.  The Mehra Process competes favorably with other processes, as it can cost effectively adapt to variable gas flow rates and variable levels of nitrogen content in the gas.  And, unlike the major competing process, it is unaffected by the presence of carbon dioxide and certain liquids in the gas.  It can therefore economically treat relatively small volumes of gas—as little as 1,000 Mcf per day—where variable gas flow and composition is common.  Successful completion of these projects will depend upon the ability of the Company to market the technology to the producer community, and to obtain financing on terms satisfactory to the Company for construction of nitrogen rejection plants and/or acquisition of working interests in the high nitrogen natural gas properties.

Execution of our strategies discussed above depends in part on our success raising capital as discussed above in “Liquidity and Capital Resources.”  Any proceeds from currently anticipated rights offering are expected to be sufficient to retire the subordinated notes but may not be sufficient to retire the Madisonville term note.  If we cannot find a capital source to replace the financing previously anticipated with InvestLinc, we will be dependent upon capital from other sources including possible funds from the rights offering, costly project-by-project financing with middle-market capital providers or strategic affiliations, any of which would require us to assign the majority of the economic benefits in the high nitrogen natural gas projects to others.  We could also sell selected properties, which might have an adverse effect upon our long-term financial position and cash flows.

Our operations are significantly affected by factors that are outside the Company’s control.  Gas gathering and processing is dependent on throughput volume.  Pipeline throughput is dependent on natural gas production that is significantly affected by natural gas prices as prices affect the willingness of producers to invest the required capital to obtain geological and geophysical information, to drill development or exploratory wells, and to rework or maximize production on existing wells. Natural gas prices are currently at levels that should provide adequate incentive to producers; however, there is no assurance that such prices will remain at current levels, and that producers will react positively to the current prices.

Natural gas retail sales are affected by weather. Much of the retail demand is for crop irrigation and drying.  Above normal precipitation in the growing season and hot, dry weather in the fall can significantly reduce demand for natural gas on the Fort Cobb distribution system.

Item 3.  Controls and Procedures

As of August 13, 2004, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.  There were no significant changes in the Company’s internal controls during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 3.                                                        Defaults Upon Senior Securities

None

Item 4.                                                        Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 25, 2004, the eight individuals named below were elected to serve as directors for the upcoming year:

Name	Votes For	Votes Withheld
Michael T. Fadden	8,487,249	4,231,410
John B. Ewing, Jr.	10,099,400	2,619,259
Scott D. Heflin	8,494,630	4,224,029
Earl P. Hoffman	8,559,630	4,159,029
Charles A. Holtgraves	9,445,512	3,273,147
Larry J. Horbach	10,318,589	2,400,070
John A. Raasch	11,994,563	724,096
Philip A. Wilson	11,198,916	1,519,743

At the Annual Meeting of Stockholders held on May 25, 2004, the stockholders ratified the appointment of Pannell Kerr Forster of Texas, P.C. as the Company’s auditors with a vote of 10,695,611 for, 1,722,708 against and 300,340 votes abstaining.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Michael T. Fadden	/s/ Scott D. Heflin
Chief Executive Officer and President	Chief Financial Officer and Treasurer

August 13, 2004
(Date)