Form 10QSB
period 2004-09-30
GATEWAY ENERGY CORP/NE
filed 2004-11-16
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 10, 2004, the Issuer had 15,778,349 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes ☐   No ☒

FORM 10-QSB

Part  I

Item  1.        Financial Statements

Unaudited Consolidated Balance Sheet as of September 30, 2004

Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and September 30, 2003

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and September 30, 2003

Notes to Unaudited Consolidated Financial Statements

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30, 2004

(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$72,015
Trade accounts receivable	1,064,288
Inventories, at average cost	47,315
Prepaid expenses and other assets	111,066
Total current assets	1,294,684

Property and Equipment, at cost
Gas gathering, processing and transportation	10,329,779
Office furniture and other equipment	815,566
11,145,345
Less accumulated depreciation and amortization	(4,126,781)
7,018,564
Other Assets
Investment in AET license, net of accumulated amortization of $142,721	278,329
Other	202,182
480,511
$8,793,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,004,115
Accrued expenses and other liabilities	173,033
Notes payable	247,515
Current maturities of long-term debt	1,391,753
Current maturities of long-term lease	10,575
Total current liabilities	2,826,991

Noncurrent Liabilities
Future asset retirement obligations	315,298
Payable to ADAC	124,415
Total noncurrent liabilities	439,713

Long-term debt, less current maturities	1,590,263
Long-term capital lease, less current maturities	77,625

Commitments and contingencies	—

Stockholders’ Equity
Preferred stock – $1.00 par value; 10,000 shares authorized; no shares issued and outstanding	—
Common stock – $0.25 par value; 35,000,000 shares
authorized; 15,778,349 shares issued and outstanding	3,944,585
Additional paid-in capital	16,024,591
Accumulated deficit	(16,110,009)
3,859,167
$8,793,759

The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues
Natural gas sales	$5,931,320	$4,404,378	$16,840,795	$9,335,958
Transportation of natural gas and liquids	77,178	139,650	257,338	380,931
Treating and other	35,182	41,486	108,358	120,212
	6,043,680	4,585,514	17,206,491	9,837,101
Operating costs and expenses
Cost of natural gas purchased	5,324,476	3,808,806	15,126,948	7,890,339
Operation and maintenance	216,251	226,407	679,024	687,085
Depreciation and amortization	157,082	158,968	473,249	435,915
Accretion and changes in estimates	5,361	94,845	16,080	102,081
General and administrative	384,696	360,838	1,212,845	1,211,067
	6,087,866	4,649,864	17,508,146	10,326,487
Operating loss	(44,186)	(64,350)	(301,655)	(489,386)

Other income (expense)
Interest income	106	1,166	1,267	13,791
Interest expense	(108,498)	(146,464)	(332,357)	(279,974)
Interest capitalized	—	—	—	24,466
Other income (expense), net	1,513	(6,554)	80,067	8,273
	(106,879)	(151,852)	(251,023)	(233,444)

Loss from continuing operations before income taxes	(151,065)	(216,202)	(552,678)	(722,830)
Provision for income taxes	—	—	—	—
Loss from continuing operations, before cumulative effect of change in accounting principle	(151,065)	(216,202)	(552,678)	(722,830)

Discontinued operations
Gain on sale of properties	—	—	42,480	—

Loss before cumulative effect of change in accounting principle	(151,065)	(216,202)	(510,198)	(722,830)
Cumulative effect of change in accounting principle	—	—	—	(105,777)
Net loss	$(151,065)	$(216,202)	$(510,198)	$(828,607)

Basic and diluted loss per share
Continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Discontinued operations	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	(0.01)
Net loss	$(0.01)	$(0.01)	$(0.03)	$(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	15,778,349	15,426,317	15,726,615	15,426,317

The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities
Net loss	$(510,198)	$(828,607)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	105,777
Depreciation and amortization	473,249	435,915
Gain on disposal of assets	—	(5,807)
Discontinued operations – gain on sale of properties	(42,480)	—
Non-cash stock option compensation	—	(15,803)
Non-cash director stock compensation	29,997	—
Accretion and changes in estimates	16,080	102,081
Amortization of debt discount and debt issuance costs	28,409	42,389
Payable to ADAC	34,449	67,500
Change in operating assets and liabilities:
Trade accounts receivable	956,745	(614,028)
Inventories, at average cost	(1,070)	(14,799)
Prepaid expenses and other current assets	(46,957)	7,976
Accounts payable	(942,453)	620,525
Accrued expenses and other liabilities	48,347	221,360
Net cash provided by operating activities	44,118	124,479

Cash flows from investing activities
Capital expenditures	(43,005)	(1,944,559)
Proceeds from sale of properties	—	14,500
Proceeds from contingent payment	42,480	—
Decrease in certificates of deposit	130,745	522,932
Other	(1,109)	1,915
Net cash provided (used) by investing activities	129,111	(1,405,212)

Cash flows from financing activities
Proceeds from borrowings	193,127	2,231,401
Payments on borrowings	(396,491)	(847,210)
Deferred financing costs	(100,223)	(65,433)
Net cash (used) provided by financing activities	(303,587)	1,318,758

Net (decrease) increase in cash and cash equivalents	(130,358)	38,025
Cash and cash equivalents at beginning of period	202,373	80,888
Cash and cash equivalents at end of period	$72,015	$118,913

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$179,311	$176,593

The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)                                 Nature of Business

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

Going Concern

Until we are able to successfully raise additional growth capital, our growth strategy through strategic alliances in high nitrogen natural gas projects is in question.  Also, any currently owned properties are subject to sale under the right circumstances (valuation and timing) if the proceeds from any such sale could be effectively redeployed into one or more high nitrogen natural gas projects.  We may not be able to raise outside capital or be able to sell assets on terms favorable to the Company.  Without the proceeds of a significant financing or some other financial plan, the Company cannot demonstrate that it has sufficient cash reserves and cash flow from operations to satisfy its obligations as they come due over the next twelve months.  Taken as a whole, the above information raises substantial doubt that the Company can continue as a going concern, without resorting to dispositions of property outside the normal course of business, restructuring its debt, soliciting additional capital or substantially revising its operations.  The Company is taking several steps that it believes may improve the Company’s ability to continue as a going concern.  First, beginning in the fourth quarter, the Company’s payroll expense has been significantly reduced due to staff reductions, including the replacement of Mr. Fadden as President and Chief Executive Officer with Mr. Raasch, who will serve in such position for no compensation.  The staff and office expense savings total approximately $9,900 per month and the Company management savings total approximately $24,400 per month.  Second, the Company is pursuing a number of projects that it believes may enhance revenues in the future.  However, such projects would require the Company to raise additional capital or enter into joint ventures with other industry partners before these projects could be realized.  Third, the Company believes that potential revenues on phase II of the Madisonville project may increase by an estimated $64,800 per month beginning in the second quarter of 2005.  The Company's ability to successfully pursue these projects depends upon the exclusivity of the license the Company has been granted from Advanced Extraction Technologies, Inc. ("AET").  See "Other Assets," below.  Finally, the Company is considering raising additional capital from existing shareholders.  The consolidated financial statements have been prepared without adjustments relating to the recoverability and classification of the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

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

Property and Equipment

Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period.  Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  At September 30, 2004, property and equipment included $88,202 of equipment financed under a capital lease, net of $11,798 of accumulated amortization.  Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment.  Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation.  When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

For the nine months ended September 30, 2004 and 2003, depreciation expense was $451,719 and $409,732 respectively.

Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying value.  The amount of impairment is measured by comparing the fair value of the asset to its carrying amount.

The Company provides for the future asset retirement obligations related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment.  The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment.  The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability.  Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability.  The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003
Beginning balance	$299,218	$202,007
Accretion	16,080	10,854
Revisions in estimated cash flows	—	81,356
Ending balance	$315,298	$294,217

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards, or SFAS, No. 143, which requires recognition of future asset retirement obligations.  The cumulative effect of adopting this statement was to increase net loss for the nine months ended September 30, 2003 by $105,777, or $0.01 per common share.

Other Assets

The Company’s other assets include an exclusive license with Advanced Extraction Technologies, Inc. (“AET”) to design, construct, build or license Mehra gas treating units.  The Mehra gas treating units employ a patented process to remove nitrogen from streams of natural gas.  This asset is being amortized to expense over the life of the underlying patents.  The latest of these patents expires in 2022.  If on December 31, 2004, the Company has not sold or leased units using the Mehra Process® which produce a target capacity of 20,000 Mcf per day, AET may convert the Company’s license from an exclusive license to a non-exclusive license.  The Company must add 4,700 Mcf per day to the existing capacity to meet this target capacity.  Under the agreement with AET, the Company may meet this target capacity by licensing the technology to one or more third parties for the purpose of building a Mehra gas treating unit with the requisite capacity.  The Company has entered into an agreement with Advanced Energy Recovery, Inc. (“AER”) and certain of its subsidiaries for a Mehra treatment unit with at least 5,000 Mcf per day of capacity, at or near the current Madisonville, Texas treatment plant.  The Board of Directors believes this agreement will preserve the exclusive license for an additional year.  If the Company does not meet the target capacity, the license may still be exploited by the Company as a non-exclusive license, but the Company believes that the value of the license would be significantly diminished.

Cash Equivalents and Supplemental Disclosure of Noncash Investing and Financing Activities

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Effective January 1, 2003, the Company recognized future asset retirement obligations related to prior periods totaling $202,007 pursuant to SFAS No. 143, discussed above.  A portion of such costs ($112,113) was capitalized to gas gathering, processing and transportation assets.  The cumulative effect of accounting change of $105,777 is comprised of depreciation of the capitalized future asset retirement obligation of $15,888 and $89,894 of accretion of the related liability for the period from the date of acquisition of the platform through December 31, 2002.

The Company agreed to pay to Allen Drilling Acquisition Company (“ADAC”) an affiliated Nebraska corporation discussed in Note 4, $24,000 in exchange for its consent to modify the terms of the Madisonville term loan, ratably over a twelve-month period beginning the earlier of the month following maturity of the Balloon Note or the month following ADAC’s exercise of their option to prepay the Balloon Note as discussed in Note 4.  The present value of this obligation at inception was $18,641, using an imputed interest rate of 10%, and is included in the amount payable to ADAC, with a corresponding amount capitalized to deferred loan costs on the accompanying balance sheet.  This amount will be amortized to interest expense ratably over the life of the term loan.

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

During May 2004, the Company issued 92,310 shares of common stock to its nonemployee directors as part of their annual compensation for service to the Company.  A total of $29,997 was charged to general and administrative expense for the nine months ended September 30, 2004 in connection with these shares.

During May 2003 the Company granted 79,998 common stock options to its nonemployee directors as part of their annual compensation for service to the Company.  Of the total options granted, 50,000 were granted from the 1998 Outside Directors Stock Option Plan (a non-approved plan) and 29,998 were granted from the 1998 Stock Option Plan.

For pro forma purposes, the estimated value of the Company’s stock-based awards to employees is amortized over the options’ vesting period.  The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss – as reported	$(151,065)	$(216,202)	$(510,198)	$(828,607)
Deduct stock option compensation income recognized on repriced options	—	(37,228)	—	(15,803)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,446)	(6,817)	(14,750)	(15,811)
Net loss – pro forma	$(155,511)	$(260,247)	$(524,948)	$(860,221)

Basic and diluted net loss per share – as reported	$(0.01)	$(0.01)	$(0.03)	$(0.05)
Basic and diluted net loss per share – pro forma	$(0.01)	$(0.02)	$(0.03)	$(0.06)

Earnings Per Share

Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  Diluted loss per common share is the same as basic for all periods presented because the effect of potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive.  For the three months ended September 30, 2004 and 2003, the potentially dilutive common shares were zero and 67,612, respectively.  For the nine months ended September 30, 2004 and 2003, the potentially dilutive common shares were 20,571 and 36,624, respectively.

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

(4)                                 Debt

Notes Payable

The Company’s revolving credit agreement provides for maximum available borrowings of up to $250,000 through May 22, 2005.  Principal outstanding under the agreement accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually.  Costs of obtaining this debt are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb uses the proceeds from time to time for general working capital purposes.  The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company.  The aggregate borrowings under the agreement as of September 30, 2004 were $247,515.

Long-term Debt

Long-term debt at September 30, 2004 consisted of the following:

Subordinated notes	$234,327
Term note – Fort Cobb	489,387
Term note – Madisonville	1,269,458
Balloon note – Madisonville	900,000
Term note – Fort Cobb vehicles	38,046
Trade note payable	50,798
2,982,016
Less current maturities	(1,391,753)

$1,590,263

Subordinated Notes

In connection with the Recapitalization that was effective March 1, 1997, the Company issued subordinated promissory notes with a face amount of $1,171,700.  The stated interest rate is 10% payable quarterly with equal annual principal payments beginning on March 1, 2000 and continuing through March 1, 2004.  The Company calculated the fair market value of the notes to be $978,000 at March 1, 1997 and recorded the difference between fair value and the face amount as discount on subordinated notes.  The discount was amortized to interest expense using the interest method over the term of the subordinated notes.  Such charge to interest expense was $4,611 for the nine months ended September 30, 2004 and $20,753 for the nine months ended September 30, 2003.  As a result, the effective interest rate of the subordinated notes is 11.6% for the nine months ended September 30, 2004, and 15% for the nine months ended September 30, 2003.

At September 30, 2004, the final principal payment totaling $234,327, which was due under these notes on March 1, 2004, remained unpaid and by their terms are in default.  Due to the subordinated rights of the note holders, the Company was able to obtain a limited waiver from the bank for the violation of a Madisonville term loan agreement covenant not to allow such a default.  The subordinated note holders have been separately notified that they will continue to receive interest at an annual rate of 10% on the final principal installment outstanding until such time as it is paid.

Term Note – Fort Cobb

Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank.  Principal outstanding under the note accrues interest at a variable rate, based on the bank’s prime rate index plus 1¼%, with a minimum rate of 8%.  The interest rate at September 30, 2004 was 8%.  The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008.  Costs of obtaining this debt are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb used the proceeds to refinance its borrowings from the Company, and the Company used the proceeds for general corporate purposes.

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

Under the term note, as amended effective March 31, 2004, the borrowers received $1.5 million in multiple advances.  The January and February 2004 payments of principal and interest were each $54,819.  The monthly note payments for March through July 2004 were interest only at a fixed annual rate of 7¼%.  Thereafter the note requires 16 monthly payments of principal and interest of $70,000, with a final payment of approximately $204,000, representing unpaid principal and accrued, but unpaid, interest due at the December 31, 2005 maturity date.  Costs of securing this debt are being charged to interest expense ratably over the maturity period of the note.  The proceeds were used to finance the construction of the Madisonville pipeline facilities.  The term note is collateralized with the Company’s economic interest in the Madisonville project and the Waxahachie pipeline system, and the Company has guaranteed the loan and pledged the common stock of the borrowers.  The term note agreement contains cross collateral and cross default provisions linking it to the Balloon Note, described below.

During August 2004, management of the Company initiated discussions with Southwest Bank of Texas, N.A. (as used in this section, the “Bank”) to obtain clearance from the Bank to: (i) incur additional debt in the form of a convertible bridge loan (the “Bridge Loan”) from a third party lender for up to $115,000; (ii) issue new shares of common stock at a per share price of $0.30 to certain directors of the Company (the “Director Stock”) in order to raise $95,000 of additional funds, and; (iii) sell certain ancillary pipeline assets (namely, the 4-inch gathering pipeline, the 3-inch waste gas pipeline, a 1.5-inch fuel gas pipeline and related rights-of-way) in conjunction with a proposed restructuring of the Madisonville agreements under which the Company was to receive substantial benefits, including a lump sum of cash, increased guaranteed monthly cash flows and an extended term.  The Company was to retain title to its 10-inch Madisonville natural gas sales pipeline.  The Bank approved all of the financing proposals listed above, subject to certain restrictions, and began preparing documents reflecting the appropriate amendments to the credit agreement.  Negotiations with the Bank were interrupted by the Company’s management changes.  These negotiations have now resumed.  With the agreement of the Bank, the Company did not make the Madisonville Term Note principal payments that were due on August 31, September 30 or October 31, 2004.  Although the Bank has not demanded payment of the principal payments, we are in technical default of the original note terms.

On November 15, 2004, the Company paid the Madisonville Term Note principal payments that were due on August 31, September 30 and October 31, 2004 with the proceeds of the Bridge Loan and Director Stock proceeds discussed in Note 9.

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

The Balloon Note is collateralized with letters of credit obtained through ADAC.  Charles A. Holtgraves, a director of the Company, is Chairman of the Board, President and a director of ADAC, and Larry J. Horbach, a former director of the Company, is Secretary and a director of ADAC.  Mr. Holtgraves owns directly no shares of ADAC common stock, and owns 14.65% of an entity that owns 55.56% of the ADAC senior preferred stock.  Such preferred stock has a stated dividend rate equal to two-thirds (66-2/3%) of any Madisonville payments received by ADAC pursuant to the Agreement discussed below.  Mr. Horbach does not own, directly or indirectly, any ADAC common or preferred stock.

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

Letters of Credit

As of September 30, 2004, the Company had outstanding letters of credit totaling $1,000,000.

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

The board of directors intends to proceed with the registered rights offering to existing stockholders, but will not pursue the follow-on offering.  During August, September and October 2004, no meetings took place between representatives of the Company’s board of directors and Invest Linc Securities, an InvestLinc subsidiary, for the purpose of crafting a new letter of intent between the Company and InvestLinc Securities to fund the Company’s high nitrogen natural gas projects.  There is no guarantee that the parties will meet in the future, or if such meetings occur, that the parties will be able to agree on essential terms of a new letter of intent.

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

The Company believes that it is likely that ADAC will elect to pay off the Balloon Note in exchange for an ownership interest in the pipeline facilities; however, it is beyond the Company’s control.  Therefore, the minimum return guaranteed to ADAC by the Company is being accrued ratably over the three-year term of the Balloon Note, and reduced by periodic price upside payments, if any, paid to ADAC.  Such accruals increased interest expense in the accompanying financial statements for the three months and nine months ended September 30, 2004 by $33,750 and $101,250, respectively.  In the accompanying consolidated balance sheet as of September 30, 2004, the payable to ADAC includes a reserve of $124,415 for such amounts not yet paid.  If ADAC elects to pay off the Balloon Note at maturity or before, the reserve portion of the ADAC payable will be credited to income.

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

Under the terms of the ADAC agreement, ADAC will receive, during the term of the Balloon Note, one-half of the price upside portion only, if any, of the monthly fee to be received by the Company pursuant to the Madisonville project agreements.  Cash price upside payments to ADAC for the three months and nine months ended September 30, 2004 totaled $30,619 and $94,946, respectively.  There were no payments during the corresponding periods of the prior year, as such price upside payments began during October 2003.

Effective November 15, 2004, the Company and certain of its subsidiaries entered into a License Agreement with AER, ADAC, a Nebraska corporation and a wholly owned subsidiary of AER, and Elgin Holdings, LLC, a Texas limited liability company and majority owned subsidiary of ADAC, for the joint participation and development of future high nitrogen natural gas projects in the Madisonville, Texas area.  Charles A. Holtgraves, a director of the Company, is Chairman of the Board, President and a director of AER, and Chairman of the Board, President and a director of ADAC, and a manager of Elgin Holdings.  Approximately 60% of the stock of AER is owned indirectly by Mr. Holtgraves and his family members.  Mr. Holtgraves owns directly no shares of ADAC common stock, and owns 14.65% of an entity that owns 55.56% of the ADAC senior preferred stock.  Such preferred stock has a stated dividend rate equal to two-thirds (66-2/3%) of any Madisonville payments received by ADAC pursuant to the ADAC Agreement discussed above.

Accrued expenses and other liabilities as of September 30, 2004 included unpaid directors’ fees of $49,500.

(8)                                 Segment Disclosures

All of the Company’s operations are in Texas and Oklahoma, and the Gulf of Mexico in Texas and federal waters.  The Company’s management reviews and evaluates the operations separately of three main segments—onshore operations, offshore operations and Fort Cobb operations.  Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance.  Onshore operations include natural gas gathering, transportation and distribution activities in Texas and Oklahoma.  Offshore operations include natural gas and liquid hydrocarbon gathering and transportation activities in the Gulf of Mexico in Texas and federal waters.  The principal markets for the onshore segment are industrial customers, and for the offshore segment they are affiliates of large intrastate and interstate pipeline companies.  Fort Cobb operations are comprised of a local natural gas distribution company in Oklahoma.  This segment supplies natural gas to approximately 2,350 customers, principally for irrigation and crop drying fuel for farming cooperatives, and residential fuel.

The accounting policies of the reportable segments are the same as those described in Note 2.  The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses.  Such amounts are before general and administrative expense, depreciation, interest income or expense or income taxes.  Inter-segment sales of $350,000 and $428,000 were eliminated during consolidation for the three months ended September 30, 2004 and 2003.  Inter-segment sales of $1,047,000 and $1,066,000 were eliminated during consolidation for the nine months ended September 30, 2004 and 2003.

Summarized financial information of the Company’s reportable segments, and a reconciliation of operating margin to consolidated net loss, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Onshore Operations
Revenues	$5,493,507	$3,785,144	$15,561,860	$7,732,972
Operating margin	418,038	301,807	1,122,393	663,877
Depreciation and amortization	69,766	69,927	211,302	178,025
Interest expense	93,130	131,027	285,472	227,496
Capital expenditures, net of reimbursements	1,215	(90,351)	32,899	1,734,208
Total assets	5,398,657	5,996,246	5,398,657	5,996,246

Offshore Operations
Revenues	98,170	170,182	324,145	478,253
Operating margin	40,881	109,675	141,501	287,698
Depreciation and amortization	37,693	40,540	113,078	112,390
Capital expenditures	—	112,610	—	112,610
Total assets	1,367,993	1,721,543	1,367,993	1,721,543

Fort Cobb Operations
Revenues	452,003	630,188	1,320,486	1,625,876
Operating margin	44,034	138,819	136,625	308,102
Depreciation and amortization	49,623	48,501	148,869	145,500
Interest expense	15,368	15,437	46,885	52,478
Capital expenditures	407	10,706	10,106	97,741
Total assets	2,027,109	2,275,920	2,027,109	2,275,920

Total
Revenues	6,043,680	4,585,514	17,206,491	9,837,101
Operating margin	502,953	550,301	1,400,519	1,259,677
Depreciation and amortization	157,082	158,968	473,249	435,915
Interest expense	108,498	146,464	332,357	279,974
Capital expenditures	1,622	32,965	43,005	1,944,559
Total assets	8,793,759	9,993,709	8,793,759	9,993,709

Reconciliation to net loss
Operating margin	$502,953	$550,301	$1,400,519	$1,259,677
Depreciation and amortization	(157,082)	(158,968)	(473,249)	(435,915)
Accretion and changes in estimates	(5,361)	(94,845)	(16,080)	(102,081)
General & administrative	(384,696)	(360,838)	(1,212,845)	(1,211,067)
Other income (expense), net	(106,879)	(151,852)	(251,023)	(233,444)
Discontinued operations	—	—	42,480	—
Cumulative effect of change in accounting principle	—	—	—	(105,777)
Net loss	$(151,065)	$(216,202)	$(510,198)	$(828,607)

(9)                                 Subsequent Events

On October 21, 2004, Michael T. Fadden and Scott D. Heflin each notified the Board of his resignation from the Board.  Mr. Fadden was the President and Chief Executive Officer of the Company.  Mr. Heflin is the Chief Financial Officer, Treasurer and Secretary of the Company.  On October 23, 2004, the Board of Directors of the Company met and accepted the resignations from the Board of Messrs. Fadden and Heflin.  On October 25, 2004, Mr. Fadden delivered a letter notifying the Board that his employment with the Company was terminated.  He asserted in that letter that he was constructively terminated in violation of his employment agreement.  The Board disagrees with his assertions.  These board resignations and this management change were reported in the Company’s Current Report on Form 8-K, dated October 26, 2004.  Effective November 1, 2004, John A. Raasch was appointed interim President, Chief Executive Officer and Chief Operating Officer of the Company.  Mr. Raasch will receive no compensation for his services.  This management change was reported in the Company’s Current Report on Form 8-K, dated November 4, 2004.

Effective November 1, 2004, certain of the Company’s directors entered into common stock subscription agreements with the Company for the purchase of 316,667 shares of the Company’s common stock for $95,000, reflecting a per share price of $0.30.

Effective November 1, 2004, the Company entered into a convertible promissory note agreement (the “Bridge Loan”) with a private party for $115,000 accruing interest at a fixed rate of 8%.  The Bridge Loan is unsecured and matures March 31, 2005, unless extended by the parties to September 30, 2005.  The Bridge Loan is convertible at any time until maturity into common stock of the Company at a conversion price of the greater of 85% of the average closing price of the Company’s common stock for the 90 days prior to conversion, or $0.25 per share, the par value of the common stock.  In connection with the Bridge Loan, the Company granted a warrant to purchase 100,000 shares of the Company’s common stock, which was subsequently exercised, at a price of $0.30 per share.

On November 15, 2004, the Company used the aggregate proceeds of the Bridge Loan and the Director Stock to pay the August, September and October 2004 principal payments due the Bank under the Madisonville Term Note.

Effective November 15, 2004, the Company and certain of its subsidiaries entered into a License Agreement with AER, ADAC, a wholly owned subsidiary of AER and a Nebraska corporation, and Elgin Holdings, LLC, a Texas limited liability company, for the joint participation and development of future high nitrogen natural gas projects in the Madisonville, Texas area.  See Note 7, “Related Party Transactions.”

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements made in this report, the Annual Report to Shareholders or other periodic disclosures in which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission, communications to shareholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future, may constitute “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” or “estimate” or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results.  They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere herein or in other reports filed with the Securities and Exchange Commission.  Other unforeseen factors not identified herein could also have such an effect. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

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

Asset Retirement Obligation

The Company provides for the future asset retirement obligations related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment.  The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment.  The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability.  Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability.  The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003
Beginning balance	$299,218	$202,007
Accretion	16,080	10,854
Revisions in estimated cash flows	—	81,356
Ending balance	$315,298	$294,217

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards, or SFAS, No. 143, which requires recognition of future asset retirement obligations.  The cumulative effect of adopting this statement was to increase net loss for the nine months ended September 30, 2003 by $105,777, or $0.01 per common share.

Other Assets

The Company’s other assets include an exclusive license with Advanced Extraction Technologies, Inc. (“AET”) to design, construct, build or license Mehra gas treating units.  The Mehra gas treating units employ a patented process to remove nitrogen from streams of natural gas.  This asset is being amortized to expense over the life of the underlying patents.  The latest of these patents expires in 2022.  If on December 31, 2004, the Company has not sold or leased units using the Mehra Process® which produce a target capacity of 20,000 Mcf per day, AET may convert the Company’s license from an exclusive license to a non-exclusive license.  The Company must add 4,700 Mcf per day to the existing capacity to meet this target capacity.  Under the agreement with AET, the Company may meet this target capacity by licensing the technology to one or more third parties for the purpose of building a Mehra gas treating unit with the requisite capacity.  No such contracts are currently in place to meet the target capacity.  The Company has entered into an agreement with Advanced Energy Recovery, Inc. (“AER”), and certain of its subsidiaries, for a Mehra treatment unit with at least 5,000 Mcf per day of capacity, at or near the current Madisonville, Texas treatment plant.  The Board of Directors believes this agreement will preserve the exclusive license for an additional year.  If the Company does not meet the target capacity, the license may still be exploited by the Company as a non-exclusive license, but the Company believes that the value of the license would be significantly diminished.

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

Results of Operations

General

The Henry Hub closing index price for natural gas during the nine months ended September 30, 2004 averaged $5.81 per MMBtu, compared to $5.79 for the same period of the prior year.  Apart from the Madisonville pipeline facilities, where the Company receives an additional amount equal to 4.5% of the aggregate sales proceeds of gas sold from the Madisonville plant for an average price above $3.75 per MMBtu, the Company’s net operating margin is relatively insensitive to fluctuations in the market price of gas because the sales prices and purchase costs of gas move in tandem, or else revenues are generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported.  Accordingly, the Company evaluates each of its activities based on the operating margin it produces.  The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses.  Management reviews and evaluates the operations of three main segments—Onshore operations, Offshore operations and Fort Cobb operations.

Three Months Ended September 30, 2004 Compared to September 30, 2003

Total Operations

The following table sets forth information for the three months ended September 30, 2004 and 2003:

	2004	2003
Revenues	$6,043,680	$4,585,514
Operating margin	502,953	550,301
Depreciation and amortization	157,082	158,968

Operating margin for the three months ended September 30, 2004 decreased $47,000 compared to the same period of the prior year.  Onshore operating margin increased $116,000, Offshore operating margin decreased $69,000, and Fort Cobb operating margin decreased $95,000.  Revenues were higher for the three months ended September 30, 2004 due to higher sale and transport volumes through the Company’s Madisonville pipeline facilities and slightly stronger natural gas prices.  The average Henry Hub index price was $5.75 for the three months ended September 30, 2004, compared to $5.65 for the same period of the prior year.  These segments are discussed individually below in greater detail.

Onshore Operations

The following table sets forth information for the three months ended September 30, 2004 and 2003:

	2004	2003
Revenues	$5,493,507	$3,785,144
Operating margin	418,038	301,807
Depreciation and amortization	69,766	69,927

Operating margin for Onshore operations increased by $116,000 compared to the same period of the prior year, mainly due to the impact of the Madisonville pipeline facilities which started operations during second quarter 2003.

Offshore Operations

The following table sets forth information for the three months ended September 30, 2004 and 2003:

	2004	2003
Revenues	$98,170	$170,182
Operating margin	40,881	109,675
Depreciation and amortization	37,693	40,540

Operating margin for Offshore operations decreased during the third quarter by $69,000 compared to the same period of the prior year. The decrease was primarily due to declines in natural gas and liquids volumes transported for producers in the areas of Galveston Blocks 190L and 213L, and High Island Block 98L.

Fort Cobb Operations

The following table sets forth information for the three months ended September 30, 2004 and 2003:

	2004	2003
Revenues	$452,003	$630,188
Operating margin	44,034	138,819
Depreciation and amortization	49,623	48,501

Operating margin for Fort Cobb operations decreased $95,000 during the three months ended September 30, 2004 compared to the same period of the prior year mainly due to 35% lower delivered volumes as a result of crop composition and weather patterns.  Fort Cobb’s business normally peaks in the third and fourth quarters because a significant portion of its load comes from supplying natural gas to irrigation and crop-drying customers.

Reconciliation of Operating Margin to Net Loss

The following table sets forth information for the three months ended September 30, 2004 and 2003:

	2004	2003
Operating margin	$502,953	$550,301
Depreciation and amortization	(157,082)	(158,968)
Accretion and changes in estimates	(5,361)	(94,845)
General and administrative	(384,696)	(360,838)
Interest income	106	1,166
Interest expense	(108,498)	(146,464)
Other income (expense), net	1,513	(6,554)
Net loss	$(151,065)	$(216,202)

Accretion expense for the three months ended September 30, 2003 was $94,845, and included $81,356 recognized in connection with changes in estimated future asset retirement costs.

General and administrative expenses for the three months ended September 30, 2004 are 7% higher than for the same period of the prior year, mainly due to the prior year containing lower board of director expenses and stock compensation income of $37,000, which is the non-cash impact of a downward revaluation of employee stock options that were repriced in 1999.  Under the Financial Accounting Standards Board Interpretation 44, “Interpretation of APB Opinion 25,” the Company is required to account for these options under variable award accounting, due to the change in the option exercise price.  Variable award accounting requires recognition of compensation expense (or income) under certain circumstances when the market price of the Company’s stock exceeds the exercise price of the stock option.

Interest income varies directly with the balance on deposit in the Company’s certificates of deposit and short-term money market accounts.  Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company’s revolving credit agreement.  Interest expense for the three months ended September 30, 2004 and 2003 included $33,750 and $67,500, respectively, recognized in connection with the reserve for the ADAC guarantee.

Other income (expense), net for the prior period includes mainly the write-off of uncollectible accounts receivable.

Nine Months Ended September 30, 2004 Compared to September 30, 2003

Total Operations

The following table sets forth information for the nine months ended September 30, 2004 and 2003:

	2004	2003
Revenues	$17,206,491	$9,837,101
Operating margin	1,400,519	1,259,677
Depreciation and amortization	473,249	435,915

Operating margin for the nine months ended September 30, 2004 increased $141,000 compared to the same period of the prior year.  Onshore operating margin increased $459,000, Offshore operating margin decreased $146,000, and Fort Cobb operating margin decreased $171,000.  Revenues were higher for the period due to higher sale and transport volumes through the Company’s Madisonville pipeline facilities and slightly stronger natural gas prices.  The average Henry Hub index price was $5.81 for the nine months, compared to $5.79 for the prior period.  These segments are discussed individually below in greater detail.

Onshore Operations

The following table sets forth information for the nine months ended September 30, 2004 and 2003:

	2004	2003
Revenues	$15,561,860	$7,732,972
Operating margin	1,122,393	663,877
Depreciation and amortization	211,302	178,025

Operating margin for onshore operations increased $459,000 during the nine months ended September 30, 2004 compared to the same period of the prior year, mainly due to the impact of the Madisonville pipeline facilities which started operations during second quarter 2003.

Offshore Operations

The following table sets forth information for the nine months ended September 30, 2004 and 2003:

	2004	2003
Revenues	$324,145	$478,253
Operating margin	141,501	287,698
Depreciation and amortization	113,078	112,390

Operating margin for Offshore operations decreased $146,000 during the nine months ended September 30, 2004 compared to the same period of the prior year.  The decrease was primarily due to declines in natural gas and liquids volumes transported for producers in the areas of Galveston Blocks 190L and 213Land High Island Block 98L.

Fort Cobb Operations

The following table sets forth information for the nine months ended September 30, 2004 and 2003:

	2004	2003
Revenues	$1,320,486	$1,625,876
Operating margin	136,625	308,102
Depreciation and amortization	148,869	145,500

Operating margin for Fort Cobb operations decreased $171,000 during the nine months ended September 30, 2004 compared to the same period of the prior year mainly due to 23% lower delivered volumes as a result of crop composition and weather patterns.  Fort Cobb’s business normally peaks in the third and fourth quarters because a significant portion of its load comes from supplying natural gas to irrigation and crop-drying customers.

Reconciliation of Operating Margin to Net Loss

The following table sets forth information for the nine months ended September 30, 2004 and 2003:

	2004	2003
Operating margin	$1,400,519	$1,259,677
Depreciation and amortization	(473,249)	(435,915)
Accretion and changes in estimates	(16,080)	(102,081)
General and administrative	(1,212,845)	(1,211,067)
Interest income	1,267	13,791
Interest expense	(332,357)	(279,974)
Interest capitalized	—	24,466
Other income (expense), net	80,067	8,273
Discontinued operations – gain on sale of properties	42,480	—
Cumulative effect of change in accounting principle	—	(105,777)
Net loss	$(510,198)	$(828,607)

Accretion and changes in estimates for the nine months ended September 30, 2003 was $102,081, and included $81,356 recognized in connection with changes in estimated future asset retirement costs.

General and administrative expenses for the nine months are approximately the same as for the same period of last year; however, the prior year period included stock compensation income of $16,000, which is the non-cash impact of a downward revaluation of employee stock options that were repriced in 1999, partially offset by lower legal fees.  Under the Financial Accounting Standards Board Interpretation 44, “Interpretation of APB Opinion 25,” the Company is required to account for these options under variable award accounting, due to the change after issuance in the option exercise price.  Variable award accounting requires recognition of compensation expense (or income) under certain circumstances when the market price of the Company’s stock exceeds the exercise price of the stock option.

Interest income varies directly with the balance on deposit in the Company’s certificates of deposit and short-term money market accounts.  Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company’s revolving credit agreement.  Interest expense of $24,466 related to the Company’s Madisonville term loan was capitalized during the nine months ended September 30, 2003.  Interest expense for the nine months ended September 30, 2004 and 2003 included $101,250 and $67,500, respectively, recognized in connection with the reserve for the ADAC guarantee.

Effective March 31, 2004, the Company factored the majority of its receivable from Enron North America Corp. and received $24,433, representing $0.20 on the dollar for its claim.  This amount is reflected in the accompanying statement of operations as other income for the nine months ended September 30, 2004.  Other income for the period also includes the adjustment of approximately $48,000 of amounts previously charged to expense, and late fees and penalties charged its customers by Fort Cobb and miscellaneous adjustments.

Discontinued operations presented above reflects additional cash proceeds received in 2004 related to the Company’s sale of 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002.

The cumulative effect of change in accounting principle represents the aggregate difference in retained earnings that resulted from retroactively applying the provisions of SFAS No. 143 to all prior years affected by the new accounting rules, effective January 1, 2003.

Liquidity and Capital Resources

Until we are able to successfully raise additional growth capital, our growth strategy through strategic alliances in high nitrogen natural gas projects is in question.  Also, any currently owned properties are subject to sale under the right circumstances (valuation and timing) if the proceeds from any such sale could be effectively redeployed into one or more high nitrogen natural gas projects.  We may not be able to raise outside capital or be able to sell assets on terms favorable to the Company.  Without the proceeds of a significant financing or some other financial plan, the Company cannot demonstrate that it has sufficient cash reserves and cash flow from operations to satisfy its obligations as they come due over the next twelve months.  Taken as a whole, the above information raises substantial doubt that the Company can continue as a going concern, without resorting to dispositions of property outside the normal course of business, restructuring its debt, soliciting additional capital or substantially revising its operations.  The Company is taking several steps that it believes may improve the Company’s ability to continue as a going concern.  First, beginning in the fourth quarter, the Company’s payroll expense has been significantly reduced due to staff reductions, including the replacement of Mr. Fadden as President and Chief Executive Officer with Mr. Raasch, who will serve in such position for no compensation.  The staff and office expense savings total approximately $9,900 per month and the Company management savings total approximately $24,400 per month.  Second, the Company is pursuing a number of projects that it believes may enhance revenues in the future.  Such projects would require the Company to raise additional capital or enter into joint ventures with other industry partners before these projects could be realized.  Third, the Company believes that potential revenues on phase II of the Madisonville project may increase by an estimated $64,800 per month beginning in the second quarter of 2005.  The Company's ability to successfully pursue these projects depends upon the exclusivity of the license the Company has been granted from AET.  Finally, the Company is considering raising additional capital from existing shareholders.  The consolidated financial statements have been prepared without adjustments relating to the recoverability and classification of the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

As described in Note 5, until June 2004, the Company anticipated that substantial reduction of its debt would result from, and the growth of its high nitrogen natural gas business would be driven by, financing secured through InvestLinc.  The letter of intent dated March 9, 2004 expired by its terms on July 31, 2004.  The board of directors intends to proceed with the registered rights offering to existing stockholders, but will not pursue the follow-on offering.  During August, September and October 2004, no meetings took place between representatives of the Company’s board of directors and Invest Linc Securities, an InvestLinc subsidiary, for the purpose of crafting a new letter of intent between the Company and InvestLinc Securities to fund the Company’s high nitrogen natural gas projects.  There is no guarantee that the parties will meet in the future, or if such meetings occur, that the parties will be able to agree on essential terms of a new letter of intent.

Effective November 1, 2004, the Company entered into a convertible promissory note agreement (the “Bridge Loan”) with a private party for $115,000 accruing interest at a fixed rate of 8%.  The Bridge Loan is unsecured and matures March 31, 2005, unless extended by the parties to September 30, 2005.  The Bridge Loan is convertible at any time until maturity into common stock of the Company at a conversion price of the greater of 85% of the average closing price of the Company’s common stock for the 90 days prior to conversion, or $0.25 per share, the par value of the common stock.  In connection with the Bridge Loan, the Company granted a warrant to purchase 100,000 shares of the Company’s common stock, which was subsequently exercised, at a price of $0.30 per share.

Effective November 1, 2004, certain of the Company’s directors entered into common stock subscription agreements with the Company for the purchase of 316,667 shares of the Company’s common stock for $95,000, reflecting a per share price of $0.30.

On November 15, 2004, the Company used the aggregate proceeds of the Bridge Loan and the Director Stock to pay the August, September and October 2004 principal payments due the Bank under the Madisonville Term Note, which were not made timely in accordance with the note agreement.

The board of directors is searching for new capital, the proceeds from which are necessary, in the short term, to repay the remaining $234,327 of subordinated debt plus interest and:

•                  fund an estimated $200,000 to $250,000 for construction of a gathering pipeline to connect a second natural gas well being drilled near the Madisonville plant;

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

At September 30, 2004, the Company’s long-term debt to total capitalization, including long-term obligations under capital leases, was approximately 30%.

The Company’s revolving credit agreement provides for maximum available borrowings of up to $250,000 through May 22, 2005, and is renewable annually.  Principal outstanding under the agreement accrues interest at a variable rate, based on the bank’s prime rate index plus 1.25%, with a minimum rate of 8%.  The interest rate at September 30, 2004 was 8%.  The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually.  Costs of obtaining this debt are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb uses the proceeds from time to time for general working capital purposes.  The agreement, along with the Fort Cobb term note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company.  The Company had $2,485 of available borrowings under the agreement as of September 30, 2004.

Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank.  Principal outstanding under the note accrues interest at a variable rate, based on the bank’s prime rate index plus 1¼%, with a minimum rate of 8%.  The interest rate at September 30, 2004 was 8%.  The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008.  Costs of obtaining this debt are being charged to interest expense ratably over the maturity period of the note.  Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and then the Company used the proceeds for general corporate purposes.

The Company, through its subsidiaries Gateway Pipeline Company and Gateway Processing Company, has a term note with a bank with a principal balance at September 30, 2004 of $1,269,458.  Monthly note payments for March through July 2004 were interest-only at a fixed annual rate of 7¼%.  Thereafter, the note requires 16 monthly payments of principal and interest of $70,000 with a final payment of approximately $204,000 on December 31, 2005.  The term note is collateralized with the Company’s economic interest in the Madisonville project and the Waxahachie pipeline system.  The Company has guaranteed the loan and pledged the common stock of its borrower-subsidiaries.  The term note and agreement contains cross-collateral and cross-default provisions linking it to the ADAC Balloon Note described below.

The Company has a Balloon Note agreement with a bank under which it borrowed $900,000.  Principal accrues interest at a fixed annual rate of 7¼%, and the note matures March 31, 2006.  The Balloon Note is collateralized with letters of credit obtained through ADAC.

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

The Company believes that it is likely that ADAC will elect to pay off the Balloon Note in exchange for an ownership interest in the pipeline facilities; however, it is beyond the Company’s control.  Therefore, the minimum return guaranteed to ADAC by the Company is being accrued ratably over the three-year term of the Balloon Note, and reduced by periodic price upside payments, if any, paid to ADAC.  Such accruals increased interest expense in the accompanying financial statements for the three months and nine months ended September 30, 2004 by $33,750 and $101,250, respectively.  Cash price upside payments to ADAC for the three months and nine months ended September 30, 2004 totaled $30,619 and $94,946, respectively.  There were no payments during the corresponding periods of the prior year, as such price upside payments began during October 2003.  If ADAC elects to pay off the Balloon Note at maturity or before, the reserve for the ADAC guarantee will be credited to income.

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

As of September 30, 2004, the Company had outstanding letters of credit totaling $1,000,000.

Natural gas prices as represented by the NYMEX Henry Hub index averaged $5.81 and $5.79 for the nine months ended September 30, 2004 and 2003, respectively.  The natural gas industry is generally optimistic about long-term prospects based on expected demand, the cost of developing prospects and the sales price of natural gas.  Apart from the Madisonville pipeline facilities, where the Company receives an additional amount equal to 4.5% of the aggregate sales proceeds of gas sold from the Madisonville plant for an average price above $3.75 per MMBtu, the Company’s operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales prices and purchase costs of natural gas move in tandem.  However, natural gas prices can affect exploration and development and result in higher or lower volumes available for gathering and transportation.

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

Factors Affecting Future Results

Going forward, the Company’s strategy is to: maximize the potential of currently owned pipeline properties; construct, own and operate new treating plants to remove nitrogen from natural gas and related pipeline systems; and acquire and produce high nitrogen natural gas reserves.  The exclusive license for the patented process to reject nitrogen from natural gas streams comprises the primary vehicle for the growth of our high nitrogen natural gas business, and will require significant additional capital to exploit.  For approximately the past three years, we have been attempting to obtain capital funding for projects utilizing our nitrogen rejection technology.  During that time, one project, the Madisonville plant, has been developed by otheres using our licensed technology.

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

We have a technological advantage in this niche due to our exclusive license in the U.S. from AET for the nitrogen rejection process.  The Mehra Process® competes favorably with other processes, as it can cost effectively adapt to variable gas flow rates and variable levels of nitrogen content in the gas.  And, unlike the major competing process, it is unaffected by the presence of carbon dioxide and certain liquids in the gas.  It can therefore economically treat relatively small volumes of gas—as little as 1,000 Mcf per day—where variable gas flow and composition is common.  Successful completion of these projects will depend upon the ability of the Company to market the technology to the producer community, and to obtain financing on terms satisfactory to the Company for construction of nitrogen rejection plants and/or acquisition of working interests in the high nitrogen natural gas properties.

The Mehra gas treating units employ a patented process to remove nitrogen from streams of natural gas.  This asset is being amortized to expense over the life of the underlying patents.  The latest of these patents expires in 2022.  If on December 31, 2004, the Company has not sold or leased units using the Mehra Process® which produce a target capacity of 20,000 Mcf per day, AET may convert the Company’s license from an exclusive license to a non-exclusive license.  The Company must add 4,700 Mcf per day to the existing capacity to meet this target capacity.  Under the agreement with AET, the Company may meet this target capacity by licensing the technology to one or more third parties for the purpose of building a Mehra gas treating unit with the requisite capacity.  No such executed contracts are currently in place to meet the target capacity.  The Company has entered into an agreement with AER and certain of its subsidiaries for a Mehra treatment unit with at least 5,000 Mcf per day of capacity, at or near the current Madisonville, Texas treatment plant.  The Board of Directors believes this agreement will preserve the exclusive license for an additional year.  If the Company does not meet the target capacity, the license may still be exploited by the Company as a non-exclusive license, but the Company believes that the value of the license would be significantly diminished.

Execution of our strategies discussed above depends in part on our success raising capital as discussed above in “Liquidity and Capital Resources.”  If we cannot find a capital source to replace the financing previously anticipated with InvestLinc, we will be dependent upon capital from other sources including possible funds from the rights offering, costly project-by-project financing with middle-market capital providers or strategic affiliations, any of which would require us to assign the majority of the economic benefits in the high nitrogen natural gas projects to others.  We could also sell selected properties, which might have an adverse effect upon our long-term financial position and cash flows.

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

Natural gas retail sales are affected by weather.  Much of the retail demand is for crop irrigation and drying.  Above-normal precipitation in the growing season and hot, dry weather in the fall can significantly reduce demand for natural gas on the Fort Cobb distribution system.

Item 3.  Controls and Procedures

As of October 25, 2004, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, prior management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the former Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.  There were no significant changes in the Company’s internal controls during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On October 21, 2004, Michael T. Fadden and Scott D. Heflin each notified the Board of his resignation from the Board.  Mr. Fadden was the President and Chief Executive Officer of the Company.  Mr. Heflin is the Chief Financial Officer, Treasurer and Secretary of the Company.  On October 23, 2004, the Board of Directors of the Company met and accepted the resignations from the Board of Messrs. Fadden and Heflin.  On October 25, 2004, Mr. Fadden delivered a letter notifying the Board that his employment with the Company was terminated.  He asserted in that letter that he was constructively terminated in violation of his employment agreement.  The Board disagrees with his assertions.  These board resignations and management change were reported in the Company’s Current Report on Form 8-K, dated October 26, 2004.  Effective November 1, 2004, John A. Raasch was appointed interim President, Chief Executive Officer and Chief Operating Officer of the Company.  Mr. Raasch will receive no compensation for his services.  This management change was reported in the Company’s Current Report on Form 8-K, dated November 4, 2004.

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

None

Item 5.                                                           Other Information

None

Item 6.                                                           Exhibits and Reports on Form 8-K.

a)              Exhibits:

4(c)(1)              Convertible Promissory Note Agreement between Gateway Energy Corporation and Josh H. Buterin for $115,000, dated November 1, 2004.

4(c)(2)              Common Stock Purchase Warrant granted to Josh H. Buterin for 100,000 shares of Gateway Energy Corporation common stock, dated November 1, 2004.

4(d)(1)             Subscription Agreement between Gateway Energy Corporation and Philip A. Wilson for the purchase of 116,667 shares of common stock, dated November 1, 2004.

4(d)(2)             Subscription Agreement between Gateway Energy Corporation and John A. Raasch for the purchase of 150,000 shares of common stock, dated November 1, 2004.

4(d)(3)             Subscription Agreement between Gateway Energy Corporation and Charles A. Holtgraves for the purchase of 50,000 shares of common stock, dated November 1, 2004.

10(h)                     License Agreement among Gateway Energy Corporation, Gateway Processing Company, Advanced Energy Recovery, Inc, Allen Drilling Acquisition Company and Elgin Holdings, LLC.

11                                    Statement Regarding Computation of Per Share Earnings

31.1                           Section 302 Certification of Chief Executive Officer

31.2                           Section 302 Certification of Chief Financial Officer

32.1                           Section 906 Certification of Chief Executive Officer

32.2                           Section 906 Certification of Chief Financial Officer

b)             Reports on Form 8-K:

July 27, 2004 – Other Events (Status of InvestLinc Financing).

August 27, 2004 – Resignation of Director (Horbach)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ John A. Raasch	/s/ Scott D. Heflin
President, Chief Executive Officer and Chief Operating Officer	Chief Financial Officer and Treasurer

November 16, 2004
(Date)