Form 10KSB
period 2004-12-31
GATEWAY ENERGY CORP/NE
filed 2005-07-29
CIK 40194

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                  [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                           OF THE EXCHANGE ACT OF 1934
                           Commission File No. 0-6404


                           Gateway Energy Corporation
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                              44-0651207
          --------                                              ----------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

                               500 Dallas Street,
                          Suite 2615, Houston, TX 77002
               ---------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (713) 336-0844
                            -------------------------
                           (Issuer's telephone number)

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
Yes         No   X
    -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's operating revenues for its most recent fiscal year were $22,969,271.

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2005 was $4,228,326. The number of shares outstanding of the issuer's common equity as of June 30, 2005, was 16,913,303.

Transitional Small Business Disclosure Format (check one):  Yes       No    X
                                                                -----     -----

================================================================================

                                      INDEX


                                                                            PAGE

PART I. ...................................................................    3
         Item 1.       Description of Business ............................    3
         Item 2.       Description of Properties ..........................    6
         Item 3.       Legal Proceedings ..................................    8
         Item 4.       Submission of Matters to a Vote of Security Holders.    8
PART II. ..................................................................    8
         Item 5.       Market for Common Equity and Related
                       Stockholder Matters.................................    8
         Item 6.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations ................    9

         Item 7.       Financial Statements................................   21
         Item 8.       Changes In and Disagreements with Accountants.......   21
         Item 8A.      Controls and Procedures.............................   21
PART III. .................................................................   22
         Item 9.       Directors and Executive Officers of the Registrant..   22
         Item 10.      Executive Compensation..............................   23
         Item 11.      Security Ownership of Certain Beneficial Owners
                       and Management and Related Shareholder Matters......   25
         Item 12.      Certain Relationships and Related Transactions......   28
         Item 13.      Exhibits and Reports on Form 8-K....................   30
         Item 14.      Principal Accountant Fees and Services..............   31
SIGNATURES.................................................................   32

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance, and our future operations. In some cases, you can identify these forward-looking statements by the use of words such as "may," "will," "should," "anticipates," "believes," "expects," "plans," "future," "intends," "could," "estimate," "predict," "potential," "continue," or the negative of these terms or other similar expressions. These statements are only our predictions. Our actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described herein. We cannot guarantee future results, levels of activities, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Gateway Energy Corporation (the "Company," or "Gateway"), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. The Company's executive offices are located at 500 Dallas Street, Suite 2615, Houston, Texas 77002, and its telephone number is (713) 336-0844. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb Fuel Authority, L.L.C. and Gateway Processing Company.

     In the following discussion, "Mcf" refers to thousand cubic feet of natural gas; "Tcf" refers to trillion cubic feet of natural gas; "Bbl" refers to barrel of liquid hydrocarbons of approximately 42 U.S. gallons; "Btu" refers to British thermal unit, a common measure of the energy content of natural gas; "MMBtu" refers to one million British thermal units. "Mcfe" refers to thousand cubic feet equivalent. Liquid hydrocarbons are converted to Mcf equivalents using the ratio of 1.0 barrel of liquid hydrocarbons to 6.0 Mcf of natural gas.

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

     Because the Company's operating margin is generated under back-to-back purchase and sales contracts, or under contracts that have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported, the Company's operating margin is relatively insensitive to the changes in commodity prices of natural gas and oil. The primary impact of the level of natural gas and oil commodity prices on the Company is their impact on drilling activities. High prices tend to generate greater cash flow for producers and thus greater enthusiasm to accelerate drilling; low prices tend to have the opposite effect. When the drilling is successful and located near the Company's pipelines, there is an increased possibility for new business. However, since the Company receives a portion of the proceeds from the sale of natural gas transported through the Madisonville Pipeline Facilities (defined below) when the sales price of the natural gas exceeds a stated threshold level, the Company benefits from higher natural gas prices.

     The Company has a license in the U.S. for a state-of-the-art, patented process for the rejection of nitrogen from natural gas streams. The license was obtained from Advanced Extraction Technologies, Inc. ("AET") of Houston, TX and technical information about the process (the "Mehra Process"SM) is available on the Company's website. The process provides cost-effective, non-cryogenic removal of nitrogen from sub-quality natural gas so that the gas meets pipeline quality specifications for minimum heat content (i.e., Btu content per cubic foot of gas) or maximum total inert components, so then the natural gas becomes saleable.

     The sub-quality (high nitrogen) natural gas resource base in the United States is substantial. In a recent update of its chemical composition database of the nation's natural gas resource base, the Gas Technology Institute classified approximately 41% of the natural gas reserves in the Lower-48 United States as sub-quality gas. Almost 40% (approximately 24 Tcf) of this sub-quality gas is unable to meet the pipeline quality specifications due to the presence of nitrogen alone or nitrogen in combination with other contaminants. Approximately 90% of the gas that is sub-quality because of nitrogen has a nitrogen content from 4% to 20%, which is the range of nitrogen content where the Mehra Process is most cost effective.

Business Growth Strategy

     The participation in ownership and operation of treating plants to remove nitrogen from natural gas and direct ownership and production of high nitrogen natural gas reserves are the primary components of the Company's strategy to increase earnings and cash flows. We utilize our extensive database of sub-quality (high nitrogen) natural gas prone areas in the U.S. to identify opportunities for high nitrogen treatment plants, using the Mehra Process. Because of current limitations on our available capital, each of the opportunities that we are currently considering would require significant third party participation, which may be in the form of partnerships, equity contributions and bank borrowings.

     With the projected prices of natural gas encouraging exploration and development drilling, the Company is expected to benefit from the presence of its pipelines in proven productive areas, both onshore and offshore in the Gulf Coast region. With a current throughput volume significantly less than our maximum daily throughput capacity, we will be able to solicit a significant amount of new gathering and transportation business without substantial capital outlays.

Major Customers and Suppliers

     The Company purchases natural gas from several producers and suppliers, and during the year ended December 31, 2004, three companies supplied 37%, 36% and 21% of the total cost of natural gas purchased. During the year ended December 31, 2003, three companies supplied 34%, 28% and 27% of the total cost of natural gas purchased. Gross sales to customers representing 10% or more of total revenue for the years ended December 31, 2004 and 2003 are as follows:

                                                          December 31,
                                                  -----------------------------
                                                      2004            2003
                                                  -------------    ------------
   TXU Portfolio Management Co. LP...........          68%              49%
   Dart Container Corporation................          14%              19%


     Although these sales constitute a significant portion of total revenues, they represent a much less significant portion of the Company's operating margin because of back-to-back purchase contracts to supply these major customers. The Company believes that the loss of a major customer would not have a material adverse effect on its financial statements because such customer could be replaced readily. However, the premature loss of the supply of natural gas transported through the Madisonville Pipeline Facilities, which is derived from one well, could have a material impact on the Company's results of operations and cash flows.

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

     Because of the significantly higher costs to construct pipelines in marine environments and the difficulty of siting new onshore separation/dehydration and terminal facilities, it is likely that any new well that is completed within two miles of the Company's existing offshore systems will be connected to Gateway's nearby system. Since the Company became actively involved as the operator of these offshore systems, it has been successful in connecting every new, available well completed within that distance.

     There are two types of competition that the Company faces in high nitrogen natural gas. First is the competition to acquire domestic proven reserves of high nitrogen natural gas. We are unaware of any company that is focusing on the acquisition and exploitation of high nitrogen natural gas reserves. Second is the competition to provide treating facilities to owners of high nitrogen natural gas reserves so that the nitrogen can be removed and the resulting pipeline quality gas sold.

     There are four technologies available for treating high nitrogen natural gas to remove the nitrogen. Two of the technologies have limited application, the first primarily due to low recoveries (and thus higher methane losses), and the second due to low operating pressures and lack of "turndown" capability (inability to economically adapt to lower throughput volumes). Consequently, the real competition is between Gateway's licensed technology--the Mehra Process--and cryogenic technology. The Mehra Process uses a physical solvent to selectively absorb hydrocarbons, but not the entrained nitrogen, from the gas stream. In contrast, cryogenic technology involves partially or fully liquefying the nitrogen-rich gas stream, under pressure and at very low temperatures (e.g., as low as -350(Degree)F) and then separating this stream into a rejected nitrogen stream and a pipeline quality gas stream.

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

     Fort Cobb Fuel Authority, L.L.C. ("Fort Cobb") is our local distribution company subject to the regulations of the Oklahoma Corporation Commission ("OCC"). The OCC regulates the prices to the customer based on the cost of investment, operating and maintenance expense, cost of purchased gas and rates of return. Fort Cobb was granted a general rate increase effective for all services billed after December 28, 2000. This was Fort Cobb's first rate increase in ten years, and it was designed to enable the utility to recover its cost of service and earn a fair return on its rate base. The OCC also regulates construction of and safety of the distribution system.

Environmental and Safety Concerns

     The Company's operations are subject to environmental risks normally incident to the construction and operation of pipelines, plants and other facilities for gathering, treating, transporting and distributing natural gas and liquid hydrocarbons. In most instances, the regulatory requirements relate to the discharge of substances into the environment and include controls such as water and air pollution control measures. Environmental laws and regulations may require the acquisition of a permit before certain activities may be conducted. Further, these laws and regulations may limit or prohibit activities on certain lands lying within wilderness areas, wetlands, areas providing habitat for certain species, or other protected areas. The properties are also subject to other federal, state and local laws covering the handling, storage or discharge of materials used by the Company, or otherwise relating to protection of the environment, safety and health.

     The Company's process for removing nitrogen from natural gas produces no dangerous or toxic substances that would create an environmental concern. However, the Company's pipelines may, from time to time, carry dangerous or hazardous substances naturally occurring in the natural gas stream, such as at Madisonville, where the 4-inch and 3-inch pipelines carry hydrogen sulfide gas from the wellhead to the Madisonville Plant and from the Plant to a re-injection well, respectively. Proper operation of such plants and pipelines requires appropriate design and engineering, safety controls and environmental permits. Local air quality standards will dictate whether the rejected nitrogen stream must be flared or can be simply discharged into the atmosphere.

     Management believes the Company has obtained, and is in current compliance with, all necessary and material permits and that its operations are in substantial compliance with applicable material governmental regulations.

Employees

     As of December 31, 2004, the Company had 13 full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTIES

Onshore Properties

     During May 2003, the first commercial nitrogen rejection unit ("NRU") using the Mehra Process commenced operations. It is located a few miles from Madisonville, TX in rural Madison County. The NRU is part of a treating facility, constructed and owned by a subsidiary of The Hanover Company, (the "and a 10-inch pipeline to transport the pipeline quality gas from the Madisonville Plant to a sales outlet (collectively, the "Pipeline Facilities"). Under the contracts in place with the producer and Hanover, we purchase the gas at the producer's Madisonville Plant") which is designed to treat 18,000 Mcf of natural gas per day, first to remove carbon dioxide (CO2) and hydrogen sulfide
(H2S), and then to remove nitrogen using the Company's licensed process. The Company constructed and owns a 4-inch gathering line connecting the producer's well to the Madisonville Plant, a delivered to the sales outlet at the end of the Company's 10-inch pipeline. From the proceeds from the sale of the pipeline quality 3-inch line from the Madisonville Plant to the producer's injection well for the re-injection into the ground of waste gases, wellhead and retain title to the gas throughout the treating process until the pipeline quality gas is gas, we deduct a fixed treating fee and an additional amount when the sales price per unit of the pipeline quality gas exceeds a threshold price per unit. The remaining balance, after minor adjustments, is paid to the producer for the wellhead production. The 3-inch and 10-inch pipelines were intentionally oversized when constructed because we expect additional development of sub-quality natural gas reserves in the area, beginning the first half of 2006.

     Effective July 27, 2005, the Company sold their 4" gathering line and 3" injection line as well as the Processing Agreement in the First Amended and Restated Master Agreement dated February 5, 2003, all of which was part of the Company's Madisonville Pipeline Facility to an undisclosed buyer for approximately $2.7 million. The Company will retain the 10" sales line and will continue to transport gas from the Madisonville Plant to the sales point.

     The Company owns two active onshore pipeline systems in Texas and Oklahoma in addition to the Madisonville Pipeline Facilities. One system transports natural gas for sale to Fort Cobb, and one is a 14-mile delivery system that transports natural gas for sale to industrial users in Ellis County, Texas.

     At December 31, 2004, the Company's onshore systems were comprised of approximately 24 miles of 6-inch to 10-inch pipelines and related meters, regulators, valves and equipment. The systems are properly maintained and are capable of transporting natural gas under prescribed pressures.

Offshore Properties

     Gateway Offshore Pipeline Company owns pipelines, a related 140' x 70' operating platform, and an onshore terminal facility (the "Crystal Beach" facility) that services producers primarily in Texas offshore waters and Galveston Bay. These systems and related facilities are in shallow water and provide the Company the capability to gather and transport gas and liquid hydrocarbons to various markets. The Crystal Beach facility connected to the Company's Shipwreck system provides separation of gas and liquid hydrocarbon services, dehydrates the gas for a fee, delivers pipeline quality gas to market and provides storage and truck loading services for the liquid hydrocarbons. The Company's offshore systems consist of approximately 139 miles of 4-inch to 20-inch diameter pipelines and related equipment which transport the natural gas and liquid hydrocarbons primarily under fee-based contracts.

Fort Cobb Properties

     Fort Cobb is a local distribution company serving approximately 2,300 agricultural and residential customers in Caddo and Washita counties in Oklahoma. Fort Cobb owns and operates approximately 619 miles of 1-inch to 4-inch pipeline and related meters, regulators, valves, rights-of-way and easements, all normally associated with distribution systems.

System Capacity

     The capacity of a pipeline is primarily a function of its diameter and length and its inlet and outlet pressures. Based upon normal operating pressures, the Company's systems have a daily throughput capacity of over 500,000 Mcfe per day, which significantly exceeds the current daily throughput of approximately 16,436 Mcfe per day.

     The Crystal Beach facility referred to above has a storage capacity of approximately 35,000 Bbls and, with minor modifications, has a throughput capacity of 5,000 Bbls of liquid hydrocarbons per day. Additional tankage and related facilities could be added on adjacent land owned by the Company. The Company also owns 129 acres of land adjacent to the Crystal Beach facility.

Natural Gas Treating

     The Company has a license in the U.S. to use patented technology developed by AET. AET's state-of-the-art absorption based nitrogen rejection technology is marketed as the Mehra ProcessSM. Technical information about the process is available on the Company's website. This process is being employed in the Madisonville Plant, described above under "Onshore Properties," under a sublicense from the Company. The primary advantage of the AET technology over cryogenic (very low temperature) nitrogen rejection is its flexibility to adapt to a range of nitrogen concentrations and quickly respond to a change in operating conditions. The need to cost effectively and efficiently remove nitrogen from natural gas to allow the gas to meet pipeline quality specifications is important since the expected shortfall in natural gas supply over the next decade will require full development of the United States' entire natural gas resource base, approximately 15% of which is sub-quality due to excess nitrogen. The AET technology is especially attractive at a time when the higher price of natural gas has created the economic incentive to treat sub-quality (high nitrogen) natural gas to remove the nitrogen and make it marketable. With this technology, Gateway believes it is well positioned to participate in efforts to increase the supply of marketable natural gas in the United States.

     The Company is required to pay a license fee per unit of volumes processed through each plant so long as there are any unexpired patents covering the technology. This obligation was assumed by Hanover with respect to Phase I of the Madisonville Plant.

     Effective November 15, 2004, the Company entered into a License Agreement with Advanced Energy Recovery, Inc. ("AER"), Allen Drilling Acquisition Company, a wholly - owned subsidiary of AER ("ADAC") and Elgin Holdings, LLC, a Texas limited liability company controlled by AER, collectively referred herein as the ("AER Group"). The Agreement provides, among other things, for the granting of a license for a Mehra Gas Treating Unit ("NRU") with capacity in excess of 5,000 Mcf/d to the AER Group to process a minimum of 5,000 Mcf/d of natural gas owned by the AER Group in the Madisonville Project area of mutual interest. In accordance with the provisions of the Agreement, the AER Group advanced to the Company a total of $91,250 for the advance payment of license fees for the first year. The Agreement also provides that of the $91,250 advance, $30,415 of such advance (33.33%) shall represent AER's portion of the prepaid License Fee, which the Company has recorded as revenue, and the balance of $60,835 shall be applicable to the Company's share of the License Fee under a joint participation arrangement with respect to the NRU. The $60,835 advance will be repaid to the AER Group from cash flows from the processing of the gas and is reflected in accrued expenses and other liabilities on the balance sheet

     In late December 2004, the Company tendered $91,250 to AET as a pre-payment for 2005 License Fees pursuant to Section 2.3 of the License Agreement with AET. The $91,250 is reflected in prepaid expenses and other assets on the balance sheet. AET returned the check to the Company, and alleged that such pre-payment did not meet the requirements for installed Target Capacity for retention of the exclusivity provisions of the License after December 31, 2004. In January 2005, AET notified the Company that a dispute as defined in the License Agreement exists, and therefore the matter would be moved to arbitration. The arbitration hearing has been scheduled for October 26, 2005.

     The Board of Directors believes that the agreement with the AER Group and the tender of the $91,250 prepayment will preserve the exclusive license for an additional year. If it is determined that the Company does not meet the target capacity requirement, the license may still be used by the Company as a non-exclusive license.

Corporate Property

     In addition to the operating properties described above, the Company leases office space and owns certain office equipment in its corporate office located at 500 Dallas Street, Suite 2615, Houston, Texas 77002.


ITEM 3.  LEGAL PROCEEDINGS

     Michael Fadden, the Company's former Chief Executive Officer and President, has filed a claim with the American Arbitration Association on December 29, 2004, pursuant to the Employment Agreement by and between him and the Company. In this matter, Mr. Fadden is alleging breach of contract against the Company. The Company intends to vigorously contest this claim.

     Scott Heflin, the Company's former Chief Financial Officer, has filed a claim with the American Arbitration Association on December 29, 2004, pursuant to the Employment Agreement by and between him and the Company. In this matter, Mr. Heflin is alleging breach of contract against the Company. The Company intends to vigorously contest this claim.

     Advance Extraction Technologies, Inc. ("AET") has filed a claim with the American Arbitration Association on April 4, 2005 pursuant to the First Amended and Restated Agreement to Develop Natural Gas Treatment Projects Using Mehra Gas Treating Units (the "AET Agreement") whereby AET has granted to the Company a license to employ a patented process to remove nitrogen from streams of natural gas. Pursuant to the AET Agreement, if on December 31, 2004, the Company had not met certain minimum requirements, AET had the right to convert the Company's license from an exclusive license to a non-exclusive license. The Company has entered into agreements with certain third parties which it believes will preserve the exclusive license for an additional year. AET asserts that it disputes the Company's position and that the license has become non-exclusive. The Company may lose the exclusivity of the license if certain target capacities are not achieved by December 31, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's common stock is traded on the over-the-counter market in the bulletin board section under the symbol GNRG. The closing prices shown reflect the highest and lowest inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      Quarter Ended                                          High         Low
      -------------                                          ----         ---

      March 31, 2004.......................................  $0.50       $0.27
      June 30, 2004........................................   0.40        0.26
      September 30, 2004...................................   0.32        0.13
      December 31, 2004....................................   0.45        0.16


      Quarter Ended                                          High         Low
      -------------                                          ----         ---

      March 31, 2003.......................................  $0.40       $0.25
      June 30, 2003........................................   0.51        0.22
      September 30, 2003...................................   0.50        0.37
      December 31, 2003....................................   0.48        0.30

Holders

     As of December 31, 2004, there were 1,641 shareholders of the Company's common stock.

Dividends

     There have been no dividends declared on the Company's common stock during the years ended December 31, 2004 or 2003. The Company does not intend to pay dividends on its common stock in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

=========================== ========================= ========================= =========================
                                                                                  Number of securities
                                                                                remaining available for
                                                                                 future issuance under
                            Number of securities to       Weighted-average        equity compensation
      Plan Category         be issued upon exercise      exercise price of          plans (excluding
                            of outstanding options,     outstanding options,    securities reflected in
                              warrants and rights       warrants and rights           column (a))
                                      (a)                       (b)                       (c)
--------------------------- ------------------------- ------------------------- -------------------------
Equity compensation plans              436,666                   $  0.38                   263,334
    approved by security
    holders
--------------------------- ------------------------- ------------------------- -------------------------
Equity compensation plans
    not approved by
    security holders (1)               260,750                   $  0.42                         0
--------------------------- ------------------------- ------------------------- -------------------------
Total     (2)                          697,416                   $  0.39                   263,334
=========================== ========================= ========================= =========================

(1) Includes: (i) options/warrants on 225,750 shares issued to Michael T. Fadden; (ii) options on 35,000 shares issued to other employees. See discussion later regarding the expiration of the Fadden and other employee options.

Recent Sales of Unregistered Securities

     Set forth below is certain information concerning all issuances of securities by us during the year ended December 31, 2004, that were not registered under the Securities Act and that have not been previously reported. All sales of the securities were made by our officers who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described.

     In June 2004, the Company issued 92,310 shares of common stock to six outside directors for services in the aggregate amount of $29,997.

     During November 2004, the Company received proceeds of $95,000 from three outside directors pursuant to Regulation S of the Securities Act of 1933, as amended ("Securities Act"), in stock subscription agreements for 316,665 shares of common stock at $0.30 per share.

     Except as noted, the Company believes the above transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as the recipients were all accredited investors, and since the transactions were non-recurring and privately negotiated. There were no underwritten offerings employed and no sales commissions were paid in connection with the sales and issuances of the unregistered securities in any of the transactions set forth above.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

     The following accounting policies are considered by management to be the most critical to the fair presentation of the Company's financial condition, results of operations and cash flows. The policies are consistently applied in the preparation of the accompanying consolidated financial statements; however, certain reclassifications have been made to the prior period statements to be consistent with the current presentation.

Revenue Recognition Policy

     Revenues from the sales of natural gas are generated under back-to-back purchase and sales contracts. Revenues from the sales of natural gas are recognized at the redelivery point, which is the point at which title to the natural gas transfers to the purchaser. Transportation revenues are generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported. Transportation revenues onshore are recognized at the redelivery point, which is the point at which another party takes physical custody of the natural gas or liquid hydrocarbons. Transportation revenues offshore are recognized at the receipt point.

     Under the contracts in place with the producer and Hanover, we purchase the gas at the producer's wellhead and retain title to the gas throughout the treating process until the pipeline quality gas is delivered to the sales outlet at the end of the Company's 10-inch pipeline. From the proceeds from the sale of the pipeline quality gas, we deduct a fixed treating fee and an additional amount when the sales price per unit of the pipeline quality gas exceeds a threshold price per unit. The remaining balance, after minor adjustments, is paid to the producer for the wellhead production.

Property and Equipment

     Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the year ended December 31, 2004, property and equipment included $94,722 of equipment financed under a capital lease, net of $5,278 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

     Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount, and any impairment so determined is recorded in the current period. There have been no impairments of long-lived assets required during the years ended December 31, 2004 and 2003.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143 during the year ended December 31, 2003, and accordingly provides for the future asset retirement obligations related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability.

Accounting Pronouncements

     On December 16, 2004, as amended on April 14, 2005, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim reporting period for fiscal years beginning after December 15, 2005. We are in the process of determining the impact of the requirements of SFAS No. 123(R). We believe it is likely that the financial statement impact from the implementation of the requirements of SFAS No. 123(R) will significantly impact our future results of operations and we continue to evaluate it to determine the degree of significance.

     In December 2004, SFAS No. 153, "Exchanges of Nonmonetary Assets -- an amendment of Accounting Principles Board ("APB") Opinion No. 29" is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on our consolidated financial statements.

     In June 2005, SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" is effective for fiscal years beginning after December 15, 2005. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of SFAS No. 154 is expected to have no impact on our consolidated financial statements.

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

Results of Operations

General

     The Henry Hub closing index price for natural gas for the year ended December 31, 2004 averaged $6.13 per MMBtu, compared to $5.39 for the prior year. In the accompanying financial statements, the Company's revenues from sales of natural gas, along with the cost of natural gas purchased, increased proportionately from prior year levels. Because the Company buys and sells gas under "back-to-back" purchase and sale contracts designed to minimize commodity price risk, the Company's net operating margin is relatively insensitive to fluctuations in the market price of gas. Accordingly, the Company evaluates each of its activities based on the operating margin it produces. The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. Management reviews and evaluates the operations of three main segments--Onshore operations, Offshore operations and Fort Cobb operations.

Total Operations
                                                                  Year Ended December 31,
                                                ------------------------------------------------------------
                                                       2004                 2003                 2002
                                                -------------------    ----------------     ----------------
    Revenues................................        $22,969,271            $15,174,343           $6,687,320
    Operating margin........................          1,934,461              1,763,976            1,482,303
    Depreciation and amortization...........            630,259                595,006              531,796

     Operating margin for the year ended December 31, 2004 increased $170,000 from the prior year. Onshore operating margin increased $499,000, Offshore operating margin decreased $172,000 and Fort Cobb operating margin decreased
$156,000.

     Operating margin for the year ended December 31, 2003 increased $282,000 from the prior year. Onshore operating margin increased $496,000, Offshore operating margin decreased $146,000 and Fort Cobb operating margin decreased
$68,000. During 2003, the Company spent $1,822,000 to construct, extend and maintain pipeline systems and facilities both Onshore and Offshore, an increase of $570,000 over the prior year. Of that amount, $46,000 was charged to expense in the period incurred, and $1,776,000 was capitalized, mainly in connection with the construction of the Madisonville Pipeline Facilities.

Onshore Operations
                                                                  Year Ended December 31,
                                                ------------------------------------------------------------
                                                       2004                 2003                 2002
                                                -------------------    ----------------     ----------------
    Revenues................................        $20,585,954            $12,361,010           $4,058,396
    Operating margin........................          1,488,147                989,339              493,715
    Depreciation and amortization...........            280,995                246,695              195,818

     Onshore operating margin for the year ended December 31, 2004 increased $499,000 from the prior year, mainly due to the pipeline facilities servicing the Madisonville Plant, and due to increased volumes and profitability on the Company's Waxahachie Pipeline system.

     Future prospects for the onshore operations look strong, since the producer connected to the Madisonville Plant drilled and tested an additional well during 2004 at Madisonville, which is expected to be online in the first half of 2006.

The Company's 10-inch pipeline installed at these facilities were oversized compared to estimated initial delivery requirements, so no significant additional capital expenditures are anticipated to accommodate the increased volumes from the additional well.


         Onshore operating margin for the year ended December 31, 2003 increased $496,000 from the prior year, mainly due to the May 2003 commencment of operations of the Pipeline Facilities servicing the Madisonville Plant, and due to increased volumes and profitability on the Company's Waxahachie Pipeline system.

Offshore Operations
                                                                  Year Ended December 31,
                                                ------------------------------------------------------------
                                                       2004                 2003                 2002
                                                -------------------    ----------------     ----------------
    Revenues................................           $477,061               $671,107             $771,122
    Operating margin........................            203,593                375,635              521,286
    Depreciation and amortization...........            150,772                150,875              141,650

     Operating margin for the year ended December 31, 2004 decreased $172,000 compared to 2003 due to the lower throughput volumes from Galveston Block 213 and the Company's Shipwreck pipeline system. The production declines from Block
213 were anticipated and are a normal part of the life cycle of the wells attached to the Company's gathering pipelines. Production from Galveston Block
98L significantly decreased due to performance issues with a third party's well.
However, future prospects for our Offshore operations look favorable. Throughput on the Company's Galveston Blocks 213 and 215L has increased in early 2005.
Connection of new production from either of these areas will add operating margin and cash flows without requiring additional capital expenditures by the Company. Also, the Minerals Management Service ("MMS") has extended their royalty relief incentive program through 2006. The royalty relief incentives apply to any drilling in the deep zones in the shallow waters of the Gulf of Mexico. This should be an incentive for producers to drill in areas close to existing pipelines owned by the Company.

     Operating margin for the year ended December 31, 2003 decreased $146,000 compared to 2002 due to the lower throughput volumes from Galveston Blocks 213 and 144L. The production declines from Block 213 were anticipated and are a normal part of the life cycle of the wells attached to the Company's gathering pipelines. Production from Block 144L is depleted and the well did not return to production.

Fort Cobb Operations
                                                                  Year Ended December 31,
                                                ------------------------------------------------------------
                                                       2004                 2003                 2002
                                                -------------------    ----------------     ----------------
    Revenues................................         $1,906,256             $2,142,226           $1,857,802
    Operating margin........................            242,721                399,002              467,302
    Depreciation and amortization...........            198,492                197,436              194,328

     Operating margin for the year ended December 31, 2004 decreased $156,000 compared to 2003 due to a drop in delivery volumes of approximately 97 MMBtu per day, partially offset by a stronger average sales price and lower operating costs. Delivery volumes were down because the utility service area (located in and around Eakly, Oklahoma) experienced a relatively cooler and wetter summer irrigation season during 2004 and because of a loss of customers resulting from the termination of federal government peanut subsidies.

     Operating margin for the year ended December 31, 2003 decreased $68,000 compared to 2002 due to a drop in delivery volumes of approximately 71 MMBtu per day, partially offset by a stronger average sales price and lower operating costs. Operating margin during 2003 did not increase proportionately with the higher revenues due to the proportionately higher cost of purchased gas.
Delivery volumes were down because the utility service area experienced a relatively cooler and wetter summer irrigation season during 2003.



Operations Support
                                                                     Year Ended December 31,
                                                   ------------------------------------------------------------
                                                          2004                 2003                 2002
                                                   -------------------    ----------------     ----------------

    General and administrative..............            $1,683,783             $1,596,501           $1,874,410
    Interest income.........................                 1,404                 15,039               30,037
    Interest expense........................              (477,990)              (404,020)            (200,998)
    Interest capitalized....................                     -                 24,466               24,260
    Gain (loss) on disposal of assets.......                     -                (65,620)                 919
    Other income (expense), net.............                34,995                  1,510               61,455
    Discontinued operations.................                42,480                 20,806               86,611

     General and administrative expenses for the year ended December 31, 2004 increased $87,000 compared to 2003, or 5%, primarily due to the write-off of $80,000 of expenses attributable to the unsuccessful attempt to raise capital with the InvestLinc group as well as greater legal and consulting fees, offset by a reduction in salaries. The reduction in salaries was due to the departure of the CEO and CFO of the Company during the fourth quarter of 2004.

     General and administrative expenses for the year ended December 31, 2003 decreased $278,000 compared to 2002, or 15%, primarily due to reductions in salaries, employee related costs, rent and other office costs, which were partially offset by greater legal and insurance expense.

     Interest income for all years presented fluctuates directly with the average certificate of deposit balances. In 2004, the Company cashed in all of its remaining certificates of deposit.

     Interest expense for the year ended December 31, 2004 increased $74,000 compared to 2003 primarily because of a $46,000 increase related to the ADAC guarantee, which is discussed further below under the caption "Liquidity and Capital Resources" and because of $27,000 related to the amortization of the debt discount recorded on a convertible note.

     Interest expense for the year ended December 31, 2003 increased $203,000 primarily because of $112,000 of interest expense related to the Madisonville term and balloon notes for which there was no comparable expense in the prior year and because of $89,966 of noncash interest related to the ADAC guarantee. These amounts were offset by lower interest resulting from declining loan balances. Interest of $24,466 was capitalized during the construction period of the Madisonville Pipeline Facilties.

     The Company sold 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002. A contingent purchase price payment of up to $260,000 was to be received in the fourth quarter of 2003 based on subsequent performance of the assets. The Company received a contingent payment of $20,806 and recorded that amount as gain on disontinued operations during the year ended December 31, 2003, and a final contingent payment of $42,480 in the year ended December 31, 2004.

Liquidity and Capital Resources

     Going forward, the Company's strategy is to maximize the potential of currently owned properties, to construct new treating facilities and related pipeline systems, and to acquire properties that meet its economic performance hurdles. The Company's primary vehicle for growth, however, is its license for the patented process to reject nitrogen from natural gas streams, the exploitation of which will require significant additional capital. Until we are able to successfully raise additional growth capital, we will execute our growth strategy through strategic alliances in high nitrogen natural gas projects. Also, any currently owned properties are subject to sale under the right circumstances (valuation and timing) if the proceeds from any such sale could be effectively redeployed into one or more high nitrogen natural gas projects.

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

     The Company had available cash of $176,292 at December 31, 2004.

     Net cash provided by operating activities totaled $193,000 for the year ended December 31, 2004, compared to $140,000 during the previous year.

     Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally generated funds and available cash and bank borrowings as needed. The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

     In November 2004, the Company sold 316,665 shares of common stock to three directors at a price of $0.30 per share resulting in total proceeds of $95,000 in conjunction with the placement of a $115,000 convertible promissory note (the "Bridge Loan") to a private investor. The Bridge Loan accrues interest at a fixed rate of 8%, is unsecured and matures March 31, 2005, unless extended by the parties to September 30, 2005. The Bridge Loan also contained a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.30 per share. The value of the warrant was determined using the Black-Schoels option pricing model and was $8,789, which was recorded as a debt discount. Due to the fair market value of the stock being $0.27 on the effective date of the note, a beneficial conversion feature also existed totaling $17,988. The beneficial conversion feature was also recorded as a debt discount. The debt discount is being amortized to interest expense over the life of the note using the effective interest method. The Bridge Loan is convertible at any time until maturity into common stock of the Company at a conversion price of the greater of 85% of the average closing price of the Company's common stock for the 90 days prior to conversion, or $0.25 per share, the par value of the common stock. The promissory note and accrued interest was converted into 464,954 shares of common shares at $0.25 per share during December 2004. However, the shares were not issued until February 2005. At the time of the conversion, the remaining unamortized debt discount was charged to interest expense which totaled $26,777, inclusive of $5,400 previously amortized. The total amount converted of $116,239 was recorded as additional paid-in capital at December 31, 2004. The promissory noteholder also exercised a warrant issued in connection with the Bridge Loan for 100,000 shares at $0.30 per share in November 2004. However, the shares were not issued until February 2005. The total proceeds received of $30,000 was recorded in additional paid-in capital at December 31, 2004.

     The Company sold 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002. Cash of $839,000 was received at closing, and a contingent payment of up to $260,000 was to be received in the fourth quarter of 2003 based on subsequent performance of the assets. The Company received contingent payments of $42,480 and $20,806 and recorded that amount as additional gain on sale of the assets during the years ended December 31, 2004 and 2003, respectively. The $42,480 payment was the final contingent payment.

     Fort Cobb's revolving credit agreement provides for maximum available borrowings of up to $250,000 through May 22, 2005. Principal outstanding under the agreement accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at December 31, 2004 was 8%. The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt was capitalized as deferred loan costs and is being charged to interest expense ratably over the maturity period of the note. Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company. The Company had no available borrowings under the agreement as of December 31, 2004.

     Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank. Principal outstanding under the note accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at December 31, 2004 was 8%. The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008. Costs of obtaining this debt was capitalized as deferred loan costs and is being charged to interest expense ratably over the maturity period of the note. Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and then the Company used the proceeds for general corporate purposes.

     Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company, (the "Borrowers"), entered into a $1.5 million term note agreement with a bank with an interest rate of 7.25%. Effective November 15, 2003, the term note agreement was amended to modify provisions governing intercompany debt payments from the Borrowers to Gateway Energy Corporation. Effective March 31, 2004, the term note agreement was amended to provide an interest-only period for the months of April through July 2004. Thereafter the note requires 16 monthly payments of principal and interest of $70,000, with a final payment of approximately $204,000, representing unpaid principal and accrued, but unpaid, interest due at the December 31, 2005 maturity date. Costs of securing this debt are being charged to interest expense ratably over the maturity period of the note. The proceeds were used to finance the construction of the Madisonville pipeline facilities. The term note is collateralized with the Company's economic interest in the Madisonville project and the Waxahachie pipeline system, and the Company has guaranteed the loan and pledged the common stock of the Borrowers. The term note agreement contains cross collateral and cross default provisions linking it to the Balloon Note, described below. All other terms and conditions of the term note, including the maturity date, remained the same.

     At December 31, 2004, the November and December 2004 monthly payments totaling $140,000 were unpaid. The Company subsequently made these payments in January 2005.

     Effective March 31, 2003, the Company entered into a balloon credit agreement (the "Balloon Note"). Under the Balloon Note agreement, the Borrowers borrowed $900,000 in multiple advances. Principal outstanding under the Balloon Note accrues interest at a fixed rate of 7.25% and the note will mature after thirty-six months. The monthly note payments represent interest only on the total balance outstanding. Costs of securing this debt are being charged to interest expense ratably over the maturity period of the note. The Borrowers used the proceeds to finance the remaining construction costs of the Madisonville Pipeline Facilities, and to fund the principal and interest payments which were due under the Company's subordinated note agreements on March 1, 2003.

     The Balloon Note is collateralized with letters of credit obtained through ADAC. Charles A. Holtgraves, a director of the Company, is Chairman of the Board, President and a director of ADAC, and Larry J. Horbach, a former director of the Company, is Secretary of ADAC. Mr. Holtgraves owns directly no shares of ADAC common stock, and owns 14.65% of an entity that owns 55.56% of the ADAC Senior Series A Preferred Stock. Such preferred stock has a stated dividend rate equal to 66.67% of any Madisonville payments received by ADAC pursuant to the Agreement discussed below. Mr. Horbach does not own, directly or indirectly, any ADAC Senior Series A Preferred Stock or common stock.

     Under the terms of the agreement with ADAC, dated March 6, 2003 (the "Agreement"), ADAC agreed to provide security acceptable to the Company's primary bank to allow the Company to borrow the proceeds of the Balloon Note. In exchange, ADAC will receive, during the term of the Balloon Note, one-half (50%) of the price upside portion only, if any, of the monthly fee to be received by the Company pursuant to the Madisonville project agreements. Under the Agreement, ADAC will have the option to either: (i) receive at the end of the term of the Balloon Note a lump-sum payment, which when added to the payments received, if any, for the price upside portion, will result in a 15% pre-tax internal rate of return on the $900,000, or (ii) pay off the Balloon Note on or before the end of the Balloon Note term in exchange for a 33.33% ownership interest in the Madisonville pipeline facilities from that date forward. The Company is obligated to pay the periodic interest payments to the bank during the three-year term of the Balloon Note. Further, the Company granted liens, subordinate to the Company's bank liens, on the Company's economic interest in the Madisonville project, its Waxahachie pipeline system, and its Fort Cobb subsidiary. The agreement contains cross collateral and cross default provisions linking it to the Madisonville Term Note, described above.

     In March 2004, the Company agreed to pay to ADAC $24,000, in exchange for its consent to the modification of the $1.5 million bank loan, ratably over a twelve-month period beginning the earlier of the month following maturity of the Balloon Note or the month following ADAC's exercise of their option to prepay the Balloon Note as discussed above. The present value of this obligation at inception was $18,641, using an imputed interest rate of 10%, and is included in the amount payable to ADAC, with a corresponding amount capitalized to deferred loan costs on the accompanying balance sheet, to be recognized as interest expense ratably over the term of the agreement.

     The March 1, 2003 principal and interest obligation totaling $246,000, due under the Company's subordinated notes, was paid during April 2003. Under the terms of the subordinated notes, the Company has a sixty-day period in which to make such payments and prevent acceleration of the remaining outstanding principal.

     At December 31, 2004, the final principal payment totaling $234,327, which was due under these notes on March 1, 2004, remained unpaid and by their terms are in default. Due to the subordinated rights of the note holders, the Company was able to obtain a limited waiver from the bank for the violation of a Madisonville term loan agreement covenant not to allow such a default. The subordinated note holders have been separately notified that they will continue to receive interest at an annual rate of 10% on the final principal installment outstanding until such time as it is paid.

     Effective March 2003, Fort Cobb borrowed $57,900 from a bank to buy three replacement service vehicles. The note requires monthly principal and interest payments of $1,387, reflecting interest at 6.99%, and matures on March 25, 2007.

     Effective October 2003, in connection with the settlement of dispute mediation, the Company executed a trade note for $100,000, bearing no interest, payable in eighteen monthly installments of $5,200 and one final installment of $6,400. The note is secured by a lien on the Company's Crystal Beach terminal facility. Interest expense is being recognized over the life of the note at an imputed rate of 10%; accordingly, the obligation was initially recorded at its present value of $91,290.

     On November 15, 2004, the Company used the aggregate proceeds of the Bridge Loan and the proceeds from the Director Stock previously discussed to pay the August, September and October 2004 principal payments due the Bank under the Madisonville Term Note. However, the Company did not make the November and December principal payments until January 2005.

     At December 31, 2004, the Company's long-term debt to total capitalization was approximately 26%.

     At December 31, 2004, the Company had outstanding letters of credit totaling $1,000,000.

     Natural gas prices as represented by the NYMEX Henry Hub index averaged $6.13 and $5.39 for the years ended December 31, 2004 and 2003. The natural gas industry is generally optimistic about long-term prospects based on expected demand, the cost of developing prospects and the sales price of natural gas. Apart from the Madisonville Pipeline Facilities, the Company's operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements. However, natural gas prices can affect exploration and development which can result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements at December 31, 2004; however, see Note 8 to the consolidated financial statements regarding Commitment and Contingencies.

Factors Affecting Future Results

     The principal objective of the Company is to enhance stockholder value through the execution of certain strategies. These strategies include, among other things: (i) focusing on gathering, transporting, distributing and treating natural gas; (ii) expanding the Company's asset base in the existing core geographic areas; (iii) utilitzing the Mehra Process to enter into strategic alliances for the development of sub-quality (high nitrogen) natural gas reserves and; (iv) acquiring or constructing properties in one or more new core areas.


We have a history of net losses and the trend may continue.

     For the more than five years, we have operated our business at a loss. There are many factors influencing our success that are beyond our control that may cause continued losses. Some of our natural gas sales are to retail customers and are dependent on weather in the local service area. We cannot control the extent or timing of producer investment near our offshore pipeline systems. The ultimate success of our Madisonville pipeline facilities depends upon the continued success of the producer in the area, and the continued successful operation of the Madisonville plant.

We have marginal cash flows and may not be able to pay timely some short-term cash obligations.

     We were unable to pay timely the subordinated note principal payment that became due on March 1, 2004. Under the terms of the subordinated notes, the Company has a sixty-day period in which to make such payments and prevent acceleration of the remaining outstanding principal. We violated the current ratio covenant in the Madisonville term note credit agreement--subsequent to September 30, 2003 and obtained a limited waiver from the bank in conjunction with an agreement amendment, effective November 15, 2003. The violation was the direct result of the amount of current debt for which we are obligated, and was triggered by the October 29, 2003 trade obligation that arose from the settlement of mediation with a vendor. There can be no assurance that the Company's cash flows will be sufficient to service its debt requirements.

We depend on key personnel who would be difficult to replace and our business will likely be harmed if we lose their services.

     On May 31, 2005, the Company announced that Robert Panico has been elected as the Company's President and Chief Executive Officer. Mr. Panico replaced John
A. Raasch, a member of the Board of Directors, who had been acting as interim President and Chief Executive Officer of the Company since the resignation of the Company's prior President and Chief Executive Officer, Michael Fadden, in October 2004. Mr. Panico had been a Vice President of the Company since 1997. On June 16, 2005, the Board of Directors of the Company announced that Christopher Rasmussen has been elected as the Company's Chief Financial Officer. Mr. Rasmussen filled the vacancy in the Chief Financial Officer position that has been open since November 2004. Due to the Company's cash flow constraints, Messrs. Panico and Rasmussen will be responsible for substantially all of the management duties of the Company. The loss of either of these individuals as an employee of the Company could have a material adverse effect on the Company's operations and ability to satisfy its reporting requirements under the applicable securities laws.

As of December 31, 2004, we had a material weakness in our internal controls, and our internal control over financial reporting was not effective as of that date. If we fail to maintain effective internal controls, we may not be able to provide timely and accurate financial statements.

     As more fully described in Item 8A of this Form 10-KSB, through an evaluation of the effectiveness of internal control over financial reporting for the year ended December 31, 2004, management identified a material weakness. The material weakness was caused by a change in executive management of the Company which left the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") positions void for the period October 2004 through June 2005. An interim President, who was a Board member of the Company, was put into place. The void in these executive positions created an internal control weakness with regard to monitoring and segregation of responsibilities in the area of processing and recording of transactions and reconciliation of financial statement accounts which were being maintained by staff of the Company without adequate oversight. In addition the Company did not have employed resources sufficient to complete the appropriate filings timely and with a satisfactory level of quality to be acceptable to the Securities and Exchange Commission ("SEC"). Accordingly, the Company was not able to complete the financial statement audit in the time required to file the Form 10-KSB for the year ended December 31, 2004 or complete the review of the Form 10-QSB for the quarterly period ending March 31, 2005 in order to remain compliant with the SEC.

     Because of the items mentioned above, the Company has a material weakness in its internal control over financial reporting and disclosures due to the lack of these executives not being in place who are responsible for the oversight of daily processing of transactions and account reconciliations and the reporting of our financial statements within the appropriate filings in the time required. This void in executive management increased the likelihood to more than remote that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely manner.

     During June 2005, the Company has entered into an employment agreement and has employed a new Chief Executive Office and has employed a new Chief Financial Officer which management believes will mitigate and cure the material weakness that existed as of December 31, 2004. The CEO and CFO are in the process of completing a current evaluation of the effectiveness of the design and operation of the Company's internal control over financial reporting and disclosures. This assessment will be completed in the near term but there can be no assurance that a material weakness in the Company's internal control over financial reporting and disclosures will not continue to exist which will require changes to the existing design of internal controls for them to be effective.

The Company faces significant competition.

     The Company's ability to generate long-term value for the common stockholder is dependent in part upon the successful acquisition of additional assets that compliment the Company's core business at costs that provide for reasonable returns. There are many companies participating in the midstream segment of the natural gas industry, many with resources much greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow.

The Company's cost of capital may be greater than its competitors which would adversely affect the ability of the Company to compete.

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

The scope and validity of patents and proprietary rights is important to our plan, and the loss of any such rights could harm our business.

     We have a license in the U.S. to the patented process, known as the Mehra Process, to reject nitrogen from natural gas streams developed by AET. Twenty-seven patents, the newest of which expires in 2022, protect the Mehra Process in the U.S. and 31 foreign countries. Our rights to the Mehra Process could be harmed if AET's patents were successfully challenged by other parties claiming similar rights.

We are currently involved in arbitration proceedings which may utilize available cash flows of the Company and if adversely determined could have a material adverse effect on the Company.

     The Company is currently a defendant in three separate arbitration cases involving AET, Michael Fadden, the former CEO, and Scott Heflin, the former CFO. The costs of defending these arbitration cases could significantly deplete the Company's available cash flows and materially limit the Company's ability to service its debt requirements and other obligations and pursue additional opportunities. A prolonged and expensive defense of one or more of these cases, or an adverse determination in any of these cases, would have a material adverse effect on the Company and its financial condition.

The seasonal losses incurred by Fort Cobb may significantly deplete the Company's cash reserves during certain months.

     The Company's revenues, particularly in its retail operations, are affected by weather. Much of the natural gas demand is for crop irrigation and drying. Above normal precipitation in the growing season and hot, dry weather in the fall can significantly reduce demand for natural gas on the Fort Cobb distribution system.

The sale of the upstream assets of the Madisonville pipeline facility will have an impact on earnings.

     Effective July 27, 2005, Gateway Pipeline Company and Gateway Processing Company, wholly owned subsidiaries of the Company, sold their 4" gathering line and 3" injection line as well as the Processing Agreement in the First Amended and Restated Master Agreement dated February 5, 2003, all of which was part of the Company's Madisonville Pipeline Facility to an undisclosed buyer for approximately $2.7 million. The Company will retain the 10" sales line and will continue to transport gas from the Madisonville Plant to the sales point.

     The Company received $135,000 on July 27, 2005 with the remainder of the funds due on or before August 31, 2005. If funding is not made by August 31, 2005, the transaction will become null and void. In connection with the foregoing sale, the Company, Gateway Pipeline, Gateway Processing and ADAC entered into an amendment to the ADAC Agreement whereby, in lieu of ADAC's exercise of its equity participation option, Gateway Pipeline's 10 inch transmission pipeline asset would be contributed into a limited liability company that would be owned 66 2/3% by Gateway Pipeline and 33 1/3% by ADAC.

     Upon the payment of the balance of the purchase price by buyer, the Company will pay-off the entire outstanding balances of approximately $1.5 million on the term note and balloon note payable by the Company to Amegy Bank of Texas (formerly Southwest Bank of Texas), since these notes are secured by the assets sold to Buyer.

     Following are the pro forma results of operations of the Company assuming the sales transaction has occurred as of January 1, 2003.

                                               December 31, 2004                         December 31, 2003
                                     --------------------------------------    ------------------ -------------------
                                        As Reported         Pro Forma             As Reported         Pro Forma
                                     ------------------ -------------------    ------------------ -------------------
Operating revenues....................  $   22,969,271   $      7,630,709       $     15,174,343   $      7,850,345
Operating costs and expenses..........  $   23,370,291   $      8,619,969       $     15,699,085   $      8,651,181
Net loss..............................  $     (800,131)  $     (1,388,372)      $     (1,038,338)  $     (1,314,432)

Basic and diluted loss per share......  $        (0.05)  $          (0.09)      $          (0.07)  $          (0.09)

Weighted average number of
 common shares outstanding:
Basic and diluted.....................      15,822,715         15,822,715             15,441,473         15,441,473

     The Company estimates that the quarterly impact of the sale in 2005 is to reduce gross profit by approximately $150,000, which will be offset by a reduction in interest expense of approximately $80,000.

Risks related to our industry

Falling natural gas prices could cause the Company's nitrogen rejection process to become uneconomic.

     The Company's nitrogen rejection technology may be cost-effective for producers to employ, under the right conditions, with gas prices as low as $1.75 to $2.00 per MMBtu. While the level of natural gas commodity prices is a function of many factors beyond the control of the Company, experts generally agree that long-term natural gas prices will be at or above a level that would justify the use of the Company's process for the foreseeable future. One measure of gas price expectations is the Henry Hub gas futures price index, based on gas deliveries at the natural gas marketing hub in Henry, Louisiana. At July 15, 2005, the Henry Hub forward price estimates indicated an average price of $7.51 per MMBtu for the next five years. The Henry Hub closing index price for natural gas for the year ended December 31, 2004 averaged $6.13 per MMBtu, compared to $5.39 for the prior. If natural gas prices fall from current levels, producers may concentrate production efforts on higher quality reserves that do not require treating of the gas before it can be sold, and our high nitrogen natural gas business would be harmed. If prices fell sufficiently, our high nitrogen natural gas business would cease.

Competing technologies could displace or limit the Company's business.

     There are two types of competition that the Company faces in high nitrogen natural gas. First is the competition to acquire domestic proven reserves of high nitrogen natural gas. Second is the competition to provide treating facilities to owners of high nitrogen natural gas reserves so that the nitrogen can be removed and the resulting pipeline quality gas sold. There are four principal technologies available for treating high nitrogen natural gas to remove the nitrogen. Two of the technologies have limited application, the first primarily due to low recoveries (and thus higher methane losses) and the second due to low operating pressures and lack of "turndown" capability (inability to economically adjust to lower throughput volumes). Consequently, the real competition is between the Company's licensed technology, the Mehra Process, and cryogenic technology. The Mehra Process involves using a physical solvent to selectively absorb hydrocarbons, but not the nitrogen, from the gas stream. By contrast, cryogenic technology involves partially or fully liquefying the nitrogen-rich gas stream, under pressure and at very low temperatures (e.g., as low as -350(degree)F) and then separating this stream into a rejected nitrogen stream and a pipeline quality gas stream. Our future will depend on maintaining a competitive position relative to alternative treating technologies. There can be no assurance that other technologies will not be developed that more efficiently remove nitrogen from the gas stream or that other existing technologies will not be more effectively marketed to consumers of these technologies.

Our Business Plan includes owning working interests in high nitrogen natural gas reserves in place and the exploitation and development of those reserves by drilling natural gas wells.

     We will be seeking to acquire high nitrogen natural gas reserves in place and exploiting those reserves through drilling. Successful completion of this activity requires us to estimate quantities of reserves in place, the costs of drilling for and producing those reserves and the productive life and sales prices at which such reserves will likely be produced in order to pay an appropriate purchase price for the reserves to allow an adequate return on our investment. Our estimates of the ultimate values of reserves we are trying to acquire will likely differ substantially from the estimates of those selling the reserves and we may not be successful in acquiring reserves, or acquiring the reserves at prices that allow us to earn an adequate rate of return on the capital employed. Our financial condition will suffer if we over estimate natural gas reserve information and overpay for such reserves, or if future fluctuations in natural gas prices or other factors affect our oil and gas reserves quantities. Petroleum engineering is a subjective process of estimating underground accumulations of gas and liquid hydrocarbons that cannot be measured in an exact manner. Estimates of economically recoverable natural gas reserves and of future net cash flows depend upon a number of variable factors and assumptions.

     Because all reserve estimates are subjective, each of the following items may prove to differ materially from those assumed in estimating reserves:

     o    the quantities of natural gas that are ultimately recovered,

     o    the production and operating costs incurred,

     o    the amount and timing of future development expenditures, and

     o    future natural gas and liquid hydrocarbon sales prices.

     Furthermore, different reserve engineers may make different estimates of reserves and cash flow based on the same available data.

Drilling natural gas wells is a high-risk activity.

     The Company intends to acquire only non-operated working interests in high nitrogen natural gas reserves. As with all companies that drill for natural gas, they will drill dry holes. Drilling too many dry holes will adversely affect the Company's financial condition, its results of operations and its cash flows.

Our Business Plan includes owning natural gas treating plants servicing producers of high nitrogen natural gas.

     We will be seeking to construct, own and operate natural gas treating plants that utilize the Mehra Process to remove the nitrogen from high nitrogen natural gas production from wells owned by us, and wells owned by others. Our success treating our own gas production depends upon our success acquiring and developing high nitrogen natural gas reserves, as discussed above.

     Our success treating the production of others is dependent upon our success marketing our process to the producers of such high nitrogen gas. In some cases, we have identified producers who have current production constraints due to nitrogen, i.e., they have drilled and completed and shut in otherwise productive wells because the nitrogen content of the gas exceeds the maximum level of inert components acceptable to natural gas pipeline companies.

ITEM 7.  FINANCIAL STATEMENTS

See index to Financial Statements and Financial Statements Schedules beginning on page F-1 of this Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None

ITEM 8A.  CONTROLS AND PROCEDURES

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of December 31, 2004, the Company had vacancies in the executive positions of Chief Executive Officer and Chief Financial Officer but the board of Directors were actively interviewing candidates to fill these positions. During the interim, John Raasch, a member of our Board of Directors filled the roll as Interim President and Chief Executive Officer until these positions were filled in the second quarter of 2005.

     As required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company is required to carry out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Due to the change in executive management of the Company, it was not possible to carry out this evaluation for the prescribed period subsequent to October 2004 through June 2005. An interim President was put into place who was a Board member of the Company. The void in these executive positions created an internal control weakness with regard to monitoring and segregation of responsibilities in the area of processing and recording of transactions and reconciliation of financial statement accounts which were being maintained by staff of the Company without adequate oversight. In addition the Company did not have employed resources sufficient to complete the appropriate filings timely and with a satisfactory level of quality to be acceptable to the Securities and Exchange Commission ("SEC"). Accordingly, the Company was not able to complete the financial statement audit in the time required to file the Form 10-KSB for the year ended December 31, 2004 or complete the review of the Form 10-QSB for the quarterly period ending March 31, 2005 in order to remain compliant with SEC reporting requirements.

     Because of the items mentioned above, the Company has a material weakness in its internal control over financial reporting and disclosures due to the lack of these executives not being in place who are responsible for the daily processing of transactions and account reconciliations and the reporting of our financial statements within the appropriate filings in the time required. This void in executive management increased the likelihood to more than remote that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely manner.

     During the second quarter of 2005, the Company elected a new Chief Executive Officer and has employed a new Chief Financial Officer, which management believes will mitigate and cure the material weakness that existed as of December 31, 2004. The CEO and CFO are in the process of completing a current evaluation of the effectiveness of the design and operation of the Company's internal control over financial reporting and disclosures. This assessment will be completed in the near term but there can be no assurance that a material weakness in the Company's internal control over financial reporting and disclosures will not continue to exist which will require changes to the existing design of internal controls for them to be effective.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names, addresses, and ages of the Directors and executive officers of the Company. Also included in the chart is the year in which each serving Director became a Director of the Company. Footnoted below is the past five-year business history of each Director and executive officer, and any public company directorships held by such persons.

                                                               Director
             Name                                  Age           Since
             --------------------------------    ---------    ------------

             Philip A. Wilson                      56            2004
             John B. Ewing, Jr.                    83            1988
             Charles A. Holtgraves                 40            1988
             John A. Raasch                        72            2004
             Robert Panico                         48            2005
             Steven W. Cattron                     48            2005
             Christopher M. Rasmussen              32


     Philip A. Wilson. Mr. Wilson has served as Chairman of the Board of Directors since May 2004 as well as Chairman of the Company's Audit Committee. Mr. Wilson is also President of Lawyer's Assist Corporation and has served in that capacity since 1972. He also served as Chief Criminal Investigator for the Office of the Prosecuting Attorney of Clay County, Missouri until September 2002.

     John B. Ewing, Jr. Mr. Ewing currently serves as a Director of the Company and acts as Chairman of the Compensation and Stock Option Committee of the Board. He has been an attorney in private practice since 1947.

     Charles A. Holtgraves. Mr. Holtgraves currently serves as a Director of the Company. He was the CFO and Vice President of First Mortgage Investment Company from 1989 to 1999 and is currently President of Argus Investment Group, Chairman and President of Advanced Financial, Inc., and manager of Elgin Holdings, Inc.

     John A. Raasch. Mr. Raasch was Senior Vice President of Wachovia Securities until his retirement on December 31, 2003 after 33 years of service. Mr. Raasch served as Interim President and Chief Executive Officer of Gateway Energy Corporation from October 2004 through May 2005.

     Robert Panico. Mr. Panico was elected as the Company's President and Chief Executive Officer on May 31, 2005. Mr. Panico has served as a Vice-President of the Company since 1997.

     Steven W. Cattron. Mr. Cattron currently is owner of Cattron Enterprises, Inc., a professional consulting practice focused on improving profitability of small to medium sized companies. Prior to that, he was President and Chief Operating Officer of Missouri Gas Energy, a natural gas distribution company serving Western Missouri as well as Vice President of Sales and Marketing and Regulatory Affairs for Kansas City Power and Light, an electric company serving western Missouri and eastern Kansas.

     Christopher M. Rasmussen. Mr. Rasmussen was elected as the Company's Chief Financial Officer on June 16, 2005. Mr. Rasmussen was a Senior Accountant for Apache Corporation and previously was a Financial Accountant for the Company for five years.

               COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

     Section 16 (a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and persons who own more than 10% of the registered class of the Company's equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors, and 10% stockholders are also required by the SEC rules to furnish the Company with copies of all Section 16(a) forms they file. At June 30, 2005, all officers and directors had timely file all required documents under Section 16 (a) of the Securities Exchange Act of 1934.

                                 CODE OF ETHICS

     Section 407 of the Sarbanes-Oxley Act of 2002 (the "Act") requires the disclosure of whether the Company has adopted a Code of Ethics ("Code") for its principal executive and financial officers, or other persons performing substantially similar functions. The Company has adopted such a Code for all officers, directors and employees of the Company. It is available for inspection on the Company's website, www.gatewayenergy.com, or by mail free of charge by written request to: Gateway Energy Corporation, Attention: Christopher M. Rasmussen, Chief Financial Officer, 500 Dallas Street, Suite 2615, Houston, Texas 77002.


ITEM 10.   EXECUTIVE COMPENSATION

     The Board of Directors and Compensation and Stock Option Committee have approved an Executive Compensation Plan ("Executive Plan") and a Middle Management Compensation Plan ("Middle Management Plan") for the Company. The executives to be covered are determined by the Compensation and Stock Option Committee of the Board. The Middle Management employees to be covered are determined by the President. Currently the CEO and CFO are covered by the Executive Plan and one employee in the Company's subsidiary operations is covered by the Middle Management Plan.

     Both the Executive Plan and the Middle Management Plan have three components: base salary, short-term incentive and long-term incentive. Base salaries are set annually. The short-term incentive under both plans is a cash bonus to be paid upon attainment of certain goals, which goals are set by the Board of Directors annually. No bonuses were payable for the year ended December 31, 2004 under the Executive Compensation Plan or the Middle Management Compensation Plan. The long-term incentive portion is comprised of incentive stock options on the Company's Common Stock. The Company's 1998 Stock Option Plan governs in all respects the number of options, terms and conditions of any grants made under each of the Executive Plan and the Middle Management Plan.

     Summary Compensation Table. Individual executive officer compensation presented below is for the last three completed fiscal years and includes base salary, certain expense allowances provided by the Company and matching contributions of the Company to its 401(k) Savings Plan. The following Summary Compensation Table includes compensation paid in cash.

======================================================================================================================
                                        Annual Compensation                  Long-Term Compensation
                                   ----------------------------------------------------------------------
                                                                             Awards            Payouts
                                                                    ------------------------------------
                                                                    Restricted  Securities      LTIP      All Other
       Name and           Year       Salary     Bonus  Other        Stock       Underlying     Payouts  Compensation
  Principal Position                   ($)       ($)   annual       Award(s)   Options/SAR's     ($)         ($)
                                                       compensation    ($)          (#)
                                                           ($)

         (a)              (b)          (c)       (d)       (e)         (f)          (g)          (h)         (i)

----------------------------------------------------------------------------------------------------------------------
 John A. Raasch, CEO     12/31/04      -   (1)    -             -       -            -            -           -
 and President
 Michael T. Fadden       12/31/04   155,307(2)    -         9,318(2)    -            -            -           -
 Chairman, CEO and       12/31/03   175,000       -        12,666       -         75,000          -           -
 President               12/31/02   175,000       -        12,666       -            -            -           -

----------------------------------------------------------------------------------------------------------------------
 Scott D. Heflin         12/31/04   111,923(3)    -        11,304(3)    -            -            -           -
 Chief Financial         12/31/03   120,000       -        11,016       -         35,000          -           -
 Officer,
 Treasurer and           12/31/02   120,000       -        11,016       -         35,000          -           -
 Secretary
======================================================================================================================


(1) Mr. Raasch joined the Company November 1, 2004. Mr. Raasch did not receive compensation for his position as President and CEO. However, the Company reimbursed Mr. Raasch for his living expenses.

(2) Represents compensation paid to Mr. Fadden from January 1, 2004 until his resignation on October 25, 2004.

(3) Represents compensation paid to Mr. Heflin from January 1, 2004 until his termination on November 17, 2004.


Executive Employment Agreements

     On May 26, 2005, the Board of Directors of the Company announced that Robert Panico had been elected as the Company's President and Chief Executive Officer. Mr. Panico replaced John A. Raasch, a member of the Board, who had been acting as interim President and Chief Executive Officer of the Company since the resignation of the Company's prior President and Chief Executive Officer, Michael Fadden, in October 2004.

     In 2001 the Company entered into an employment agreement (the "Agreement") with Mr. Panico, which Agreement remains in force. The term of the Agreement, originally through October 31, 2004 was renewable for successive one year terms at the option of the Company. Under the Agreement, Mr. Panico's base salary shall be no less than $120,000 per year. In recognition of his added responsibilities, the Board has agreed to increase Mr. Panico's base salary to $127,000. The Agreement provides for severance benefits in the event that the Company terminates Mr. Panico's employment other than for cause, or if he resigns following adverse changes in the terms of his compensation or job responsibilties for a period of three years following a change in control of the Company.

     In the case of termination other than for cause where there is no change in control, these benefits would be calculated on (1) one year's base salary, or
(2) the base salary attributable to the remaining term of the Agreements, whichever is greater, plus any unpaid bonus attributable to the previous year of employment. If the termination occurs during a one-year renewal period of the Agreements, benefits would be calculated based on the base salary attributable to the remaining months of the one-year term, plus a pro-rata share of any cash bonus paid for the year of termination attriubtable to that portion of the year during which the Executive was employed.

     In the case of a change in control of the Company, these benefits would be calculated based on an amount equal to twice the sum of Mr. Panico's then annual base salary plus his average annual incentive bonus for the two years preceding such termination. The Company will continue to provide, at its expense, certain health and welfare benefits for a period up to four years, reduced by any such benefits obtained from subsequent employers.

     The Agreement contains a non-competition provision under which Mr. Panico is required not to engage in certain activities on behalf of competitors of the Company while employed by the Company and for a period of six months following termination.

Option/SAR Grants for the year ended December 31, 2004

     The following table sets forth information with respect to stock options granted to Mr. Raasch in accordance with the 1998 Stock Option Plan during the year ended December 31, 2004. No Stock Appreciation Right ("SAR") grants were made during the year ended December 31, 2004.



========================================================================================== ==========================
Individual Grants                                                                            Potential realizable
                                                                                            value at assumed annual
                                                                                             rates of stock price
                                                                                            appreciation for option
                                                                                                     term
------------------------ ---------------- ------------------ -------------- -------------- ------------ -------------
                            Number of     Percent of total
                           securities     options/SARs        Exercise or    Expiration
                           underlying     granted to          base price        date         5% ($)       10% ($)
         Name             options/SARs    employees in          ($/Sh)
                           granted (#)    fiscal year
          (a)                  (b)               (c)              (d)            (e)           (f)          (g)
------------------------ ---------------- ------------------ -------------- -------------- ------------ -------------
John A. Raasch               10,000            0% (1)            $0.31       05/25/2014      $1,950        $4,941
======================== ================ ================== ============== ============== ============ =============

(1) Mr. Raasch was not an employee at the time of the option grant.

Aggregated Option/SAR Exercises in the year ended December 31, 2004 and period-end Option/SAR Values

     The following table sets forth information with respect to unexercised options and SARs. No stock options were exercised during the year ended December
31, 2004.

=========================== =============== ================ =========================== ============================
                                                                Number of securities      Value (1) of unexercised
                                                               underlying unexercised     in-the-money options/SARs
                                                              options/SARs at December      at December 31, 2004
                                                                      31, 2004
                                                             --------------------------- ----------------------------
                                Shares
           Name              acquired on         Value           Exercisable ("Ex")          Exercisable ("Ex")
                             exercise (#)    Realized ($)       Unexercisable ("Un")        Unexercisable ("Un")
           (a)                    (b)            (c)                  (d)                             (e)
--------------------------- --------------- ---------------- --------------------------- ----------------------------
John A. Raasch (2)                -             $     -              10,000     ("Ex")     $     1,400   ("Ex")
                                                                          -     ("Un")               -   ("Un")
=========================== =============== ================ =========================== ============================


(1) The value of the options was determined by using the average of the high and low price of the Company's Common Stock ($0.45) on December 31, 2004.

(2)  The 10,000 options granted in 2004 are fully vested and are in-the-money.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS

     As of June 30, 2005 the following persons are known to the Company to be beneficial owners of more than five percent (5%) of the Company's voting Common
Stock. The following table sets forth information concerning the shares of Common Stock owned by those persons.

===================== ========================== =========================== ========================
 (1) Title of Class    (2) Name and address of    (3) Amount and nature of    (4) Percent of class
                          beneficial owner          beneficial ownership               (1)
--------------------- -------------------------- --------------------------- ------------------------
Common Stock          John A. Raasch                        959,885  (2)              5.6%
                      1960 Las Palmas # 138
                      Laughlin, NV  89029
===================== ========================== =========================== ========================

(1)  Based upon 16,913,303 shares of Common Stock outstanding as of June 30,
     2005.

(2) This number of shares beneficially owned includes 10,000 shares purchasable pursuant to currently exercisable options or warrants.

     The following table sets forth information concerning the shares of Common Stock beneficially owned by (i) each director and nominee of the Company; (ii) each of the executive officers of the Company; and (iii) all directors and nominees and executive officers as a group.

   Name                                      No. of Shares             % (1)
   ------------------------------------      ------------------    -------------

   Philip A. Wilson, Chairman                    299,766 (2)           1.7%
   John B. Ewing, Jr., Director                   85,465 (3)             *
   Charles A. Holtgraves, Director               403,144 (4)           2.2%
   John A. Raasch, Director                      959,885 (5)           5.6%
   Robert Panico, Director                       145,011 (6)             *
   Steven W. Cattron, Director                         -                 *
   Christopher M. Rasmussen, Officer                   -                 *

     *    Indicates less than 1% ownership.

     All directors, officers and nominees as a group beneficially own 1,893,271 shares, including currently exercisable options or warrants, or 11.2% of the outstanding Common Stock as of June 30, 2005. (1)

(1) Based upon 16,913,303 shares of Common Stock outstanding as of June 30, 2005. Each named person is deemed to be the beneficial owner of shares of Common Stock that may be acquired within 60 days upon exercise of stock options and shares or options owned indirectly through a partnership or corporation. Accordingly, the number of shares and percentage set forth next to the name of such person and all officers, directors and nominees as a group include the shares of Common Stock issuable upon presently exercisable stock options and any shares or options owned indirectly. However, the shares of Common Stock so issuable upon such exercise by any such person are not included in calculating the percentage of Common Stock beneficially owned by any other stockholder.

(2) This number of shares beneficially owned includes 10,000 shares purchasable pursuant to currently exercisable options or warrants. This number of shares beneficially owned includes 9,400 shares held in the name of a corporation, partnership, trust, limited liability company or other entity in which Mr. Wilson has beneficial ownership. This number of shares beneficially owned includes 25,000 shares held jointly, as custodian for minor children, or by members of the immediate family sharing the same household in which Mr. Wilson has shared beneficial ownership.

(3) This number of shares beneficially owned includes 23,333 shares purchasable pursuant to currently exercisable options or warrants.

(4) This number of shares beneficially owned includes 23,333 shares purchasable pursuant to currently exercisable options or warrants. This number of shares beneficially owned includes 25,825 shares held by the Vesta M. Holtgraves Revocable Trust and 112,751 shares held by the Holtgraves Family Limited Partnership.

(5) This number of shares beneficially owned includes 10,000 shares purchasable pursuant to currently exercisable options or warrants. This number of shares beneficially owned includes 533,000 shares held in the name of a corporation, partnership, trust, limited liability company or other entity in which Mr. Raasch has beneficial ownership. This number of shares beneficially owned includes 22,000 shares held jointly, as custodian for minor children, or by members of the immediate family sharing the same household in which Mr. Raasch has shared beneficial ownership.

(6) This number of shares beneficially owned includes 141,667 shares purchasable pursuant to currently exercisable options or warrants. This number of shares beneficially owned includes 3,344 shares owned by members of the immediate family sharing the same household in which Mr. Panico has shared beneficial ownership.


                            GOVERNANCE OF THE COMPANY

The Board of Directors

     The business of the Company is managed under the direction of the Board of Directors. There were eighteen meetings held in the year ended December 31, 2004. During the twelve-month period, no director attended fewer than 75% of all of the meetings of the Board of Directors and all meetings of Board committees upon which the directors served. All directors attended the Annual Meeting on May 25, 2004 and are expected to attend this year's Annual Meeting. The Company's Board has agreed to be bound by the Company's Code of Ethics described above with Item 9.

Compensation of Directors

     The Company does not compensate employee-directors in their capacity as directors of the Company. All Directors were reimbursed for reasonable travel and lodging expenses incurred while attending Board, Committee or Annual meetings. In the year ended December 31, 2004, the compensation policy for non-employee directors (i.e. "Outside Directors") was as follows:

     o A one-time grant of an option to purchase 10,000 shares of Common Stock, at fair market value on date of grant, pursuant to the Outside Directors Stock Option Plan.

     o An annual retainer of $10,000, one-half in Common Stock, valued and payable at the market price on the date of the Annual Meeting of Stockholders, and one-half in cash payable at a rate of $1,250 each quarter.

     o A cash payment of $125 per hour for each Board, Committee or Annual Meeting attended; provided that meetings and specific consultations with the Company's executive management lasting at least eight hours are compensated on a per diem rate of $1,000.

     o As of December 31, 2004, annual directors' fees of $50,833 remained unpaid.

Committees of the Board of Directors

     The Board of Directors has established an Audit Committee, a Compensation and Stock Option Committee, an Executive Committee and a Nominating Committee. The Executive Committee, currently comprised of Messrs. Ewing, Raasch, and Wilson, oversees and administers the Outside Directors Stock Option Plan.

Audit Committee

     The primary purpose of the Audit Committee is to protect the interests of the Company's stockholders and directors by assisting the Board of Directors in fulfilling its responsibilities over the financial policies and reporting process, internal controls structure and compliance with legal and regulatory requirements. The Audit Committee recommends to the Board the appointment of the independent auditors, and periodically reviews and evaluates their performance and independence from management. Mr. Wilson is the sole member of the Audit Committee and is independent from the Company as defined by NASD listing standards. He is not an audit committee financial expert. The Audit Committee met one time during the year ended December 31, 2004. Mr. Wilson, the Chairman of the Audit Committee, is independent of the management of the Company; however, he is not a financial expert as defined in Item 401 of Regulation S-B. Currently the Board is attempting to fill a position on the Board with a member who possesses the qualifications to be a financial expert as defined in Item 401 of Regulation S-B.

     Management has primary responsibility for the Company's financial statements. The Company's independent Registered Public Accounting Firm, Pannell Kerr Forster of Texas, P.C., audit the annual financial statements prepared by management and express an opinion as to whether those financial statements fairly present the financial position, results of operations and cash flows of the Company in conformity with U.S. generally accepted accounting principles. Additionally, Pannell Kerr Forster of Texas, P.C. conducts quarterly reviews of the Company's financial statements in accordance with Statement on Auditing Standards ("SAS") No. 100, "Interim Financial Information", as amended by SAS No. 90, "Audit Committee Communications".

     During the year ended December 31, 2004:

     o Pannell Kerr Forster of Texas, P.C., the Company's independent auditors discussed with the Audit Committee issues required to be discussed by SAS No. 61, "Communications with Audit Committees", as amended by SAS No. 90. SAS No. 61, as amended by SAS No. 90, specifies that the discussion should involve management and include such matters as the consistency, clarity and completeness of accounting policies and disclosures.

     o The Audit Committee reviewed the Company's audited financial statements and met with both management and Pannell Kerr Forster of Texas, P.C. to discuss those financial statements. Management has represented to the Audit Committee that those financial statements were prepared in accordance with U.S.generally accepted accounting principles.

     o The Audit Committee discussed with Pannell Kerr Forster of Texas, P.C. the written disclosure and letter required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." That Standard addresses the auditors' independence from the Company.

     o Based on its review and the discussions noted above, the Audit Committee recommended to the Board that the Company's audited financial statements be included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.
     Philip A. Wilson (Chairman)

Compensation and Stock Option Committee

     The primary purpose of the Compensation and Stock Option Committee is to recommend to the Board of Directors compensation for officers of the Company and to administer the Company's Stock Option Plan. Among other things, the Committee recommends to the Board the executives to be included in the Company's Executive Compensation Plan, the annual base salary for covered executives and any grants of stock options pursuant to the Executive and Middle Management Compensation Plans, which are discussed in more detail in the previous section under the caption EXECUTIVE COMPENSATION. Messrs. Ewing and Raasch currently serve on the Committee. The Committee met one time during the year ended December 31, 2004.

     The Compensation and Stock Option Committee and the Board of Directors believe that the Executive Plan and the Middle Management Plan will help the Company employ and retain key executive officers and employees, who will in turn maximize the value of the Company's Common Stock.

     John B. Ewing, Jr. (Chairman)
     John A. Raasch

Nominating Committee

     The primary purpose of the Nominating Committee is to recommend candidates to serve on the Board of Directors. The Nominating Committee acts under the authority of the Nominating Committee Charter approved and adopted by the Board of Directors in February 2004. The Nominating Committee Charter is available for review on the Company's website, www.gatewayenergy.com. Messrs. Ewing, Wilson, and Raasch comprise the Nominating Committee, and each are independent from the Company as defined by NASD listing standards.

     The Nominating Committee evaluates candidates for service on the Board of Directors based on the Policy Statement Regarding the Selection and Tenure for Board of Directors adopted by the Company in August 2002 and incorporated into the Charter. Nominees are chosen for their ability to represent all of the shareholders, and for their character, judgment, fairness and overall ability. Desirable nominees bring valid business or professional knowledge and experience, preferably in the energy industry, that can bear on the Company's strategies and deliberations.

     The Committee will consider candidates for nomination submitted by stockholders on the same basis as any other candidate submitted for consideration as a nominee. Stockholders who wish to submit a candidate for consideration by the Nominating Committee to serve on the Board of Directors beginning in May 2006 must deliver the nomination in writing to the Secretary of the Corporation, Gateway Energy Corporation, 500 Dallas Street, Suite 2615, Houston, Texas 77002 no later than December 21, 2005. Such nomination must include all information relating to the nominee that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, including such nominee's written consent to being named in the proxy statement as a nominee and serving as a director if elected.

     The Committee met in July 2005 and recommended the nominees in Proposal 1.

John A. Raasch (Chairman)
Philip A. Wilson
John B. Ewing

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Effective March 31, 2003, the Company entered into a balloon credit agreement (the "Balloon Note"). Under the Balloon Note agreement, Gateway Pipeline Company and Gateway Processing Company (the "Borrowers") borrowed $900,000 in multiple advances. Principal outstanding under the Balloon Note accrues interest at a fixed rate of 7.25% and the note will mature after thirty-six months. The monthly note payments represent interest only on the total balance outstanding. Costs of securing this debt was capitalized as deferred loan costs and is being charged to interest expense ratably over the maturity period of the note. The Borrowers used the proceeds to finance the remaining construction costs of the Pipeline Facilities, and to fund the principal and interest payments which were due under the Company's subordinated note agreements on March 1, 2003.

     The Balloon Note is collateralized with letters of credit obtained through ADAC. Charles A. Holtgraves, a director of the Company, is Chairman of the Board, President and a director of ADAC, and Larry J. Horbach, a former director of the Company, is Secretary of ADAC. Mr. Holtgraves owns directly no shares of ADAC common stock, and owns 14.65% of an entity that owns 55.56% of the ADAC Senior Series A Preferred Stock. Such preferred stock has a stated dividend rate equal to 66.67% of any Madisonville payments received by ADAC pursuant to the Agreement discussed below. Mr. Horbach does not own, directly or indirectly, any ADAC Senior Series A Preferred Stock or common stock.

     Under the terms of the agreement with ADAC, dated March 6, 2003 (the "Agreement"), ADAC agreed to provide security acceptable to the Company's primary bank to allow the Company to borrow the proceeds of the Balloon Note. In exchange, ADAC will receive, during the term of the Balloon Note, 50% of the price upside portion only, if any, of the monthly fee to be received by the Company pursuant to the Madisonville project agreements. Under the Agreement, ADAC will have the option to either: (i) receive at the end of the term of the Balloon Note a lump-sum payment, which when added to the payments received, if any, for the price upside portion, will result in a 15% pre-tax internal rate of return on the $900,000, or (ii) pay off the Balloon Note on or before the end of the Balloon Note term in exchange for a 33.33% ownership interest in the Madisonville pipeline facilities from that date forward. The Company is obligated to pay the periodic interest payments to the bank during the three-year term of the Balloon Note. Further, the Company granted liens, subordinate to the Company's bank liens, on the Company's economic interest in the Madisonville project, its Waxahachie pipeline system, and its Fort Cobb subsidiary. The agreement contains cross collateral and cross default provisions linking it to the Madisonville Term Note, described above.

     In March 2004, the Company agreed to pay to ADAC $24,000, in exchange for its consent to the modification of the loan terms of the $1.5 million bank loan, ratably over a twelve-month period beginning the earlier of the month following maturity of the Balloon Note or the month following ADAC's exercise of their option to prepay the Balloon Note as discussed below. The present value of this obligation at inception was $18,641, using an imputed interest rate of 10%, and is included in the amount payable to ADAC, with a corresponding amount capitalized to deferred loan costs on the accompanying balance sheet, to be recognized as interest expense ratably over the term of the agreement.

     Effective November 15, 2004, the Company and certain of its subsidiaries entered into a License Agreement with AER, ADAC, a Nebraska corporation and a wholly owned subsidiary of AER, and Elgin Holdings, LLC, a Texas limited liability company and a majority owned subsidiary of ADAC, for the joint participation and development of future high nitrogen natural gas projects in the Madisonville, Texas area. Charles A. Holtgraves, a director of the Company, is Chairman of the Board, President and a director of AER, and Chairman of the Board, President and a director of ADAC, and a manager of Elgin Holdings. Approximately 60% of the stock of AER is owned indirectly by Mr. Holtgraves and his family members. Mr. Holtgraves owns directly no shares of ADAC common stock, and owns 14.65% of an entity that owns 55.56% of the ADAC Senior Series A Preferred Stock. Such preferred stock has a stated dividend rate equal to 66.67% of any Madisonville payments received by ADAC pursuant to the ADAC Agreement discussed above.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     The following index sets forth the documents and schedules filed with this Form 10-KSB.

Exhibit                             Description of Document
-------                             -----------------------
3(a)*         Restated Certificate of Incorporation dated May 26, 1999.
3(a)(1)       Amendment to Restated Certificate of Incorporation dated August
              16, 2001, incorporated by reference to Form 10-KSB for the year ended December 31, 2001.
3(b)*         Bylaws, as amended May 26, 1999.
4(a)*         Form of the Common Stock Certificate.
4(b)(2)       First Amended and Restated Credit Agreement with Southwest Bank of
              Texas, dated March 31, 2003, for the Madisonville Term Note, incorporated by reference to Form 10-QSB for the quarterly period ended March 31, 2003.
4(b)(3)       Credit Agreement with Southwest Bank of Texas, dated March 31,
              2003, for the Madisonville Balloon Note, incorporated by reference to Form 10-QSB for the quarterly period ended March 31, 2003.
4(b)(4)       First Amendment to Amended and Restated Credit Agreement with
              Southwest Bank of Texas, dated March 31, 2003, for the
              Madisonville Term Note, incorporated by reference to Form 10-QSB for the quarterly period ended June 30, 2
4(c)(1)***    Convertible Promissory Note Agreement between Gateway Energy
              Corporation and Josh H. Buterin for $115,000, dated
              November 1, 2004.
4(c)(2)***    Common Stock Purchase Warrant granted to Josh H. Buterin for
              100,000 shares of Gateway Energy Corporation common stock, dated November 1, 2004.
4(d)(1)***    Subscription Agreement between Gateway Energy Corporation and
              Philip A. Wilson for the purchase of 116,667 shares of
              common stock, dated November 1, 2004.
4(d)(2)***    Subscription Agreement between Gateway Energy Corporation and
              John A. Raasch for the purchase of 150,000 shares of
              common stock, dated November 1, 2004.
4(d)(3)***    Subscription Agreement between Gateway Energy Corporation and
              Charles A. Holtgraves for the purchase of 50,000 shares of common stock, dated November 1, 2004.
10(a)(1)      1994 Incentive and Non-Qualified Stock Option Plan; incorporated by reference to Exhibit 10(a) to Form 10-KSB for the year ended
              February 28, 1997.
10(a)(2)*     1998 Stock Option Plan.
10(a)(3)*     1998 Outside Directors' Stock Option Plan.
10(b)(1)      Employment Agreement dated July 1, 2001 with Robert Panico
10(b)(2)      Oral Modifications to Employment Agreement dated May 26, 2005 with Robert Panico.
10(b)(3)      Employment Agreement dated July 1, 2001 with Michael T. Fadden;
              incorporated by reference to Exhibit 10(b)(3) to Form
              10-QSB for the quarterly period ended September 30, 2001.
10(b)(4)      Employment Agreement dated July 1, 2001 with Scott D. Heflin;
              incorporated by reference to Exhibit 10(b)(4) to Form
              10-QSB for the quarterly period ended September 30, 2001.
10(c)*        Executive Compensation Plan approved November 19, 1997.
10(d)*        Houston Office Lease dated January 20, 1998 with Trizec Allen
              Center Limited Partnership.
10(e)*        Agreement and Plan of Merger dated May 1, 1998 with Abtech
              Resources, Inc.
10(f)**       Master Agreement dated June 15, 2001 by and among Gateway
              Processing Company, et.al., for the development of the
              Madisonville Project.
10(f)(1)**    First Amended and Restated Master Agreement dated September 12,
              2002 for the development of the Madisonville Project.
10(f)(2)**    Amendment to First Amended and Restated Master Agreement dated
              February 5, 2003 for the development of the Madisonville Project.
10(f)(3)      Start-up Agreement and Third Amendment to Master Agreement dated
              March 24, 2004.
10(g)**       Agreement for Credit Enhancement dated March 6, 2003 by and between Gateway Processing Company, Gateway Pipeline Company and Allen Drilling Acquisition Company.
10(h)***      License Agreement among Gateway Energy Corporation, Gateway
              Processing Company, Advanced Energy Recovery, Inc, Allen Drilling
              Acquisition Company and Elgin Holdings, LLC.

10(i)****     First Amended and Restated Agreement to Develop Natural Gas
              Treatment Project Using Mehra Gas Treating Units dated January 1,
              2004 among Gateway Processing Company and Advanced Extraction
              Technologies, Inc.
10(j)****     Start-up Agreement and Third Amendment to Master Agreement dated
              March 11, 2004 among Gateway Processing Company, et.al.
10(k)****     Letter Agreement dated June 21, 2004 among Gateway Energy and
              Advanced Extraction Technologies, Inc. 11 Statement Regarding
              Computation of Per Share Earnings.
23            Consent of Pannell Kerr Forster of Texas, P.C.
31.1          Section 302 Certification of Chief Executive Officer
31.2          Section 302 Certification of Chief Financial Officer
32.1          Section 906 Certification of Chief Executive Officer
32.2          Section 906 Certification of Chief Financial Officer

              * Incorporated by reference to Form 10-KSB for the year ended
                   February 28, 1999.
             ** Incorporated by reference to Form 10-KSB for the year ended
                   December 31, 2002.
            *** Incorporated by reference to Form 10QSB for the quarter ended September 30, 2004.
           **** Incorporated by reference to Form 10-KSB for the year ended
                   December 31, 2004.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     For the year ended December 31, 2004, the Company expects to pay Pannell Kerr Forster of Texas, P.C. aggregate fees of $68,000 for auditing the annual financial statements included in the Company's Form 10-KSB and reviewing the quarterly financial statements included in the Company's Forms 10-QSB. For the year ended December 31, 2003, the Company paid Pannell Kerr Forster of Texas, P.C. and Deloitte & Touche LLP aggregate fees of $49,000 and $22,600, respectively, for auditing the annual financial statements included in the Company's Form 10-KSB and reviewing the quarterly financial statements included in the Company's Forms 10-QSB.

All Other Fees

     The Company did not pay any fees for financial information systems design and implementation. Relating to our year ended December 31, 2004, the Company expects to pay Pannell Kerr Forster of Texas, P.C. fees of $19,000 for non-audit related services, primarily for preparation of federal and state income tax returns. Relating to our year ended December 31, 2003, the Company paid Pannell Kerr Forster of Texas, P.C. $15,700 for non-audit related services, primarily for preparation of federal and state income tax returns. The Audit Committee of the Board of Directors reviewed the nature of non-audit services provided by both Pannell Kerr Forster of Texas, P.C. and Deloitte & Touche LLP and determined that such services are compatible with maintaining the accountants' independence from the Company.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GATEWAY ENERGY CORPORATION
                                    (Registrant)


                                    By:  /s/  Robert Panico
                                         ---------------------------------------
                                              President & CEO

     Date: July 25, 2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Name                                   Title               Date
           ----                                   -----               ----

     /s/ John A. Raasch                         Director           July 28, 2005
--------------------------------------
         John A. Raasch

      /s/ John B. Ewing                         Director           July 28, 2005
--------------------------------------
          John B. Ewing

    /s/ Philip A. Wilson                        Director           July 28, 2005
--------------------------------------
         Philip A. Wilson

  /s/ Charles A. Holtgraves                     Director           July 28, 2005
--------------------------------------
      Charles A. Holtgraves

    /s/ Steven W. Cattron                       Director           July 28, 2005
--------------------------------------
        Steven W. Cattron

     /s/ Robert Panico                       Chief Executive       July 28, 2005
----------------------------------------   Officer, President
         Robert Panico                        and Director
                                          (Principal Executive
                                                Officer)


/s/Christopher M. Rasmussen                  Chief Financial       July 28, 2005
----------------------------------------       Officer and
   Christopher M. Rasmussen               Secretary (Principal
                                              Financial and
                                           Accounting Officer)

                           GATEWAY ENERGY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----


Report of Independent Registered Public Accounting Firm                    F-2
Consolidated Balance Sheets, December 31, 2004 and 2003                    F-3
Consolidated Statements of Operations for the Years Ended
   December 31, 2004 and 2003                                              F-4
Consolidated Statements of Shareholders' Equity for the Years Ended
   December 31, 2004 and 2003                                              F-5
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2004 and 2003                                              F-6
Notes to Consolidated Financial Statements                                 F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders

Gateway Energy Corporation

We have audited the accompanying consolidated balance sheets of Gateway Energy Corporation and Subsidiaries ("the Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway Energy Corporation and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.


/s/ Pannell Kerr Forster of Texas, P.C.
---------------------------------------
    Pannell Kerr Forster of Texas, P.C.

Houston, Texas
July 15, 2005
(except for Note 13 for which
 the date is July 27, 2005)


                                            GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS

                                                                                                             December 31,
                                                                                                    --------------------------------
                                                                                                        2004               2003
                                                                                                    ------------       -------------
                                         ASSETS
Current Assets
   Cash and cash equivalents .................................................................      $    176,292       $    202,373
   Certificates of deposit ...................................................................              --              130,745
   Trade accounts receivable, net of allowance of
      $0 and $130,832 in 2004 and 2003, respectively .........................................           953,016          2,021,033
   Inventories, at average cost ..............................................................            46,198             46,245
   Prepaid expenses and other assets .........................................................           132,031             64,109
                                                                                                    ------------       ------------
      Total current assets ...................................................................         1,307,537          2,464,505
Property and Equipment, at cost
   Gas gathering, processing and transportation ..............................................        10,374,098         10,287,961
   Office furniture and other equipment ......................................................           815,566            810,629
                                                                                                    ------------       ------------
                                                                                                      11,189,664         11,098,590
Less accumulated depreciation and amortization ...............................................        (4,276,613)        (3,671,312)
                                                                                                    ------------       ------------
                                                                                                       6,913,051          7,427,278
                                                                                                    ------------       ------------
Other Assets
   AET license, net of accumulated amortization of $149,898
      and $121,190 in 2004 and 2003, respectively ............................................           271,152            299,860
   Other .....................................................................................           104,689            124,646
                                                                                                    ------------       ------------
                                                                                                         375,841            424,506
                                                                                                    ------------       ------------
       Total assets ..........................................................................      $  8,596,429       $ 10,316,289
                                                                                                    ============       ============
                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable ..........................................................................      $    961,085       $  1,946,568
   Accrued expenses and other liabilities ....................................................           280,205            124,686
   Notes payable .............................................................................           247,514            218,365
   Current maturities of long-term debt ......................................................         1,485,826            986,938
   Current maturities of capital lease .......................................................            10,993              9,433
                                                                                                    ------------       ------------
      Total current liabilities ..............................................................         2,985,623          3,285,990
Noncurrent Liabilities
   Future asset retirement obligations .......................................................           320,657            299,218
   Accounts payable-related party ............................................................           104,700             89,966
                                                                                                    ------------       ------------
      Total noncurrent liabilities ...........................................................           425,357            389,184
                                                                                                    ------------       ------------
Long-term debt, less current maturities ......................................................         1,262,102          2,216,053
Long-term capital lease, less current maturities .............................................            74,809             85,694
Commitments and Contingencies ................................................................              --                 --
Stockholders' Equity
   Preferred stock - $1.00 par value; 10,000 shares authorized; no shares issued and
      outstanding ............................................................................              --                 --
   Common stock - $0.25 par value; 35,000,000 shares authorized; 16,095,016 and
      15,686,041 shares issued and outstanding in 2004 and 2003, respectively ................         4,023,752          3,921,508
   Additional paid-in capital ................................................................        16,224,728         16,017,671
   Accumulated deficit .......................................................................       (16,399,942)       (15,599,811)
                                                                                                    ------------       ------------
        Total stockholders' equity ...........................................................         3,848,538          4,339,368
                                                                                                    ------------       ------------
        Total liabilities and stockholders' equity ...........................................      $  8,596,429       $ 10,316,289
                                                                                                    ============       ============

                                          The accompanying notes are an integral part of these statements.



                                    GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Year Ended December 31,
                                                                                    -----------------------------
                                                                                        2004             2003
                                                                                    ------------     ------------
Operating revenues
   Sales of natural gas ........................................................    $ 22,405,993     $ 14,470,139
   Transportation of natural gas and liquids....................................         387,223          495,510
   Treating and other...........................................................         176,055          208,694
                                                                                    ------------     ------------
                                                                                      22,969,271       15,174,343
Operating costs and expenses
   Cost of natural gas purchased................................................      20,101,715.      12,483,326
   Operation and maintenance....................................................         933,095          927,041
   Depreciation and amortization................................................         630,259          595,006
   Accretion and changes in estimates...........................................          21,439           97,211
   General and administrative...................................................       1,683,783        1,596,501
                                                                                    ------------     ------------
                                                                                      23,370,291       15,699,085
                                                                                    ------------     ------------
Operating loss .................................................................        (401,020)        (524,742)

Other income (expense)
   Interest income .............................................................           1,404           15,039
   Interest expense ............................................................        (477,990)        (404,020)
   Interest capitalized ........................................................            --             24,466

   (Loss) gain on disposal of assets ...........................................            --            (65,620)

   Other income, net............................................................          34,995            1,510
                                                                                    ------------     ------------
                                                                                        (441,591)        (428,625)
                                                                                    ------------     ------------
Loss from continuing operations.................................................        (842,611)        (953,367)

Discontinued operations
   Gain on sale of properties...................................................          42,480           20,806
                                                                                    ------------     ------------
Loss before cumulative effect of change in accounting principle ................        (800,131)        (932,561)
Cumulative effect of change in accounting for future asset retirement
  obligations, net of taxes ....................................................            --           (105,777)
                                                                                    ------------     ------------
Net loss .......................................................................    $   (800,131)    $ (1,038,338)
                                                                                    ============     ============

Basic and diluted loss per share:
   Continuing operations .......................................................    $      (0.05)    $      (0.06)
   Discontinued operations .....................................................            --               --
   Cumulative effect of change in accounting principle .........................            --              (0.01)
                                                                                    ------------     ------------
   Net loss ....................................................................    $      (0.05)    $      (0.07)
                                                                                    ============     ============

Weighted average number of common shares outstanding:
  Basic and diluted ............................................................      15,822,715       15,441,473


                       The accompanying notes are an integral part of these statements.




                                        GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                Common Stock              Additional
                                          --------------------------       Paid-in      Accumulated
                                             Shares        Amount          Capital         Deficit           Total
                                             ------        ------          -------         -------           -----

Balance at January 1, 2003 ...........     15,426,317   $  3,856,577     $ 16,004,905    $(14,561,473)   $  5,300,009

Stock option compensation expense
  related to
  variable price awards ..............           --             --            (15,803)           --           (15,803)
Issuance of common stock for cash             259,724         64,931           28,569            --            93,500
Net loss                                         --             --               --        (1,038,338)     (1,038,338)
                                         ------------   ------------     ------------    ------------    ------------
Balance at December 31, 2003 .........     15,686,041      3,921,508       16,017,671     (15,599,811)      4,339,368

Stock option compensation expense
  related to
  variable price awards ..............           --             --            11,288            --             11,288
Issuance of common stock for cash ....        316,665         79,167          15,833            --             95,000
Convertible note beneficial
  conversion and .....................           --             --            26,777            --             26,777
  detachable warrant
Conversion of note payable and accrued           --             --           116,239            --            116,239
  interest
Exercise of warrant for cash .........           --             --            30,000            --             30,000
Issuance of common stock for services.         92,310         23,077           6,920            --             29,997
Net loss .............................           --             --             --           (800,131)        (800,131)
                                         ------------   ------------    ------------    ------------     ------------
Balance at December 31, 2004 .........     16,095,016   $  4,023,752    $ 16,224,728    $(16,399,942)    $  3,848,538
                                         ============   ============    ============    ============     ============

                              The accompanying notes are an integral part of these statements.



                                          GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended December 31,
                                                                                        --------------------------------
                                                                                            2004                2003
                                                                                        -----------          -----------
Cash flows from operating activities
   Net loss ....................................................................        $  (800,131)         $(1,038,338)
   Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Cumulative effect of change in accounting principle ......................               --                105,777
      Depreciation and amortization ............................................            630,259              595,006
      Accretion and changes in estimates .......................................             21,439               97,211
      Loss on disposal of assets ...............................................               --                 65,620
      Discontinued operations - gain on sale of property .......................            (42,480)             (20,806)
      Noncash stock option compensation ........................................             11,288              (15,803)
      Noncash issuance of stock for director's fees ............................             29,997                 --
      Amortization of debt discount and debt issue costs .......................             86,638               56,773
      Noncash for accounts payable-related party ...............................            136,444               89,966
      Net change in cash and cash equivalents resulting from changes in:
        Trade accounts receivable ..............................................          1,068,017           (1,078,788)
        Inventories, at average cost ...........................................                 47                2,600
        Prepaid expenses and other current assets ..............................            (67,922)              81,427
        Accounts payable .......................................................         (1,037,483)           1,205,136
        Accrued expenses and other liabilities .................................            156,758               (5,656)
                                                                                        -----------          -----------
          Net cash provided by operating activities ............................            192,871              140,125
                                                                                        -----------          -----------
Cash flows from investing activities
   Capital expenditures ........................................................            (35,324)          (1,776,325)
   Proceeds from sale of properties ............................................               --                 14,500
   Proceeds from contingent payment ............................................             42,480               20,806
   Decrease in certificates of deposit .........................................            130,745              522,850
   Other assets ................................................................             (4,145)               2,652
                                                                                        -----------          -----------
          Net cash provided by (used in) investing activities ..................            133,756           (1,215,517)
                                                                                        -----------          -----------
Cash flows from financing activities
   Proceeds from borrowings ....................................................            308,127            2,200,515
   Payments on borrowings ......................................................           (632,978)          (1,019,442)
   Payments on accounts payable-related party ..................................           (140,351)                --
   Debt issue costs ............................................................            (12,506)             (77,696)
   Issuance of common stock ....................................................            125,000               93,500
                                                                                        -----------          -----------
          Net cash provided by (used in) financing activities ..................           (352,708)           1,196,877
                                                                                        -----------          -----------
Net increase (decrease) in cash and cash equivalents ...........................            (26,081)             121,485

Cash and cash equivalents at beginning of year .................................            202,373               80,888
                                                                                        -----------          -----------
Cash and cash equivalents at end of year .......................................        $   176,292          $   202,373
                                                                                        ===========          ===========

Supplemental cash flow information
    Cash paid for interest .....................................................        $   257,766          $   254,745

Supplemental schedule of noncash investing and financing activities
    Property and equipment acquired for debt obligations .......................        $      --            $   404,913
    Property and equipment acquired for accounts payable .......................             52,000                 --
    Convertible debt and accrued interest converted to equity ..................            116,239                 --
    Debt issue costs incurred for accounts payable-related party ...............             18,641                 --


                                 The accompanying notes are an integral part of these statements.

                                                                  F-6

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Principles of Consolidation and Nature of Business

     The consolidated financial statements include the accounts of Gateway Energy Corporation ("the Company") and its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb Fuel Authority, L.L.C. ("Fort Cobb") and Gateway Processing Company. All significant intercompany transactions have been eliminated in consolidation.

     The Company owns and operates natural gas gathering, transportation and distribution systems and related facilities in Texas and Oklahoma, and offshore in Texas, federal waters of the Gulf of Mexico and Galveston Bay. The Company also has a license in the continental U.S. for a patented technology for the rejection of nitrogen from natural gas streams.

(2)  Summary of Significant Accounting Policies

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Revenue Recognition Policy

     Revenues from the sales of natural gas are generated under back-to-back purchase and sales contracts. Revenues from the sales of natural gas are recognized at the redelivery point, which is the point at which title to the natural gas transfers to the purchaser. Transportation revenues are generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported. Transportation revenues onshore are recognized at the redelivery point, which is the point at which another party takes physical custody of the natural gas or liquid hydrocarbons. Transportation revenues offshore are recognized at the Company's receipt point.

     Under the contracts in place with the producer and Hanover, we purchase the gas at the producer's wellhead and retain title to the gas throughout the treating process until the pipeline quality gas is delivered to the sales outlet at the end of the Company's 10-inch pipeline. From the proceeds from the sale of the pipeline quality gas, we deduct a fixed treating fee and an additional amount when the sales price per unit of the pipeline quality gas exceeds a threshold price per unit. The remaining balance, after minor adjustments, is paid to the producer for the wellhead production.

Property and Equipment

     Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the year ended December 31, 2004, property and equipment included $94,722 of equipment financed under a capital lease, net of $5,278 of accumulated amortization. For the year ended December 31, 2003, property and equipment included $98,445 of equipment financed under a capital lease, net of $1,555 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

     For the years ended December 31, 2004 and 2003, depreciation expense including equipment financed under a capital lease was $601,551 and $566,298, respectively.

     Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount, and any impairment so determined is recorded in the current period. There have been no impairments of long-lived assets required during the years ended December 31, 2004 and 2003.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations"(discussed below) during the year ended December 31, 2003, and accordingly provides for the future asset retirement obligations related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability. The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the years ended December 31, 2004 and 2003:

                                                  Year Ended December 31,
                                          -------------------------------------
                                                2004                  2003
                                          -----------------    ----------------
 Beginning balance                        $        299,218     $        202,007
 Accretion                                          21,439               25,725
 Revisions in estimated cash flows                       -               71,486
                                          ----------------     ----------------
 Ending balance                           $        320,657     $        299,218
                                          ----------------     ----------------


Prepaid Expenses and Other Assets

     Effective November 15, 2004, the Company entered into a License Agreement with Advanced Energy, Inc. ("AER"), Allen Drilling Acquisition Company, a wholly
- owned subsidiary of AER ("ADAC") and Elgin Holdings, LLC, a Texas limited liability company controlled by AER, collectively referred herein as the AER Group. The Agreement provides for, among other things, the granting of a license for a Mehra Gas Treating Unit ("NRU") with capacity in excess of 5,000Mcf/d to the AER Group to process a minimum of 5,000Mcf/d of natural gas owned by the AER Group in the Madisonville Project area of mutual interest. In accordance with the provisions of the Agreement, the AER Group advanced to the Company a total of $91,250 for the advance payment of license fees for the first year. The Agreement also provides that of the $91,250 advance, $30,415 of such advance (33.33%) shall represent AER's portion of the prepaid License Fee which the Company has recorded as revenue, and the balance of $60,835 shall be applicable to the Company's share of the Lincense Fee under a joint particpation arrangement with respect to the NRU. The $60,835 advance will be repaid to the AER Group from cash flows from the processing of the gas through the NRU and is reflected in accrued expenses and other liabilities on the balance sheet.

     In late December 2004, the Company tendered to AET $91,250 as a pre-payment for 2005 License Fees pursuant to Section 2.3 of the License Agreement with AET. The $91,250 is reflected in prepaid expenses and other assets on the balance sheet. AET returned the check to the Company, and alleged that such pre-payment did not meet the requirements for installed Target Capacity for retention of the exclusivity provisions of the License Agreement after December 31, 2004. In January 2005, AET notified the Company that a dispute as defined in the License Agreement exists, and therefore the matter would be moved to arbitration. The arbitration hearing has been scheduled for October 26, 2005.

Other Assets

     The Company's primary other asset, its license for a patented process to remove nitrogen from natural gas production, is being amortized to expense over the average 17-year life of the underlying patents. The latest of these patents expires in 2022. Investment in the license was $271,152 and $299,860 at December 31, 2004 and 2003, net of accumulated amortization of $149,898 and $121,190, respectively.

Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Income Taxes

     The Company has no current or deferred provision for income taxes because it had net losses in the periods presented, and the related tax benefits may not be realized in future periods and are therefore fully reserved in the accompanying financial statements. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES measured by the enacted tax rates expected to apply when these differences reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that they will not be realized.

Stock-Based Compensation

     At December 31, 2004, the Company has a stock-based employee compensation plan which is described more fully in Note 7. The Company accounts for that plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees," and related Interpretations. No stock-based employee compensation cost (except for the compensation expense related to repriced options discussed in Note 7) is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock at the date of grant.

     During May 2003, the Company granted 79,998 common stock options to its nonemployee directors as part of their annual compensation for service to the Company. Of the total options granted, 50,000 were granted from the 1998 Outside Directors Stock Option Plan (a non-approved plan) and 29,998 were granted from the 1998 Stock Option Plan.

     The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards (including the repricing discussed in Note 7) was estimated assuming no expected dividends and the following weighted average assumptions for the years ended December 31, 2004 and 2003:

                                                             2004        2003
                                                           -------     -------
      Expected life in years..............................   3.96        5.00
      Expected stock price volatility.....................    86%         88%
      Risk-free interest rate.............................  3.43%       2.97%
      Average fair value per option.......................  $0.24       $0.22

     For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the options' vesting period. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosures," to its stock-based employee compensation for the years ended December 31, 2004 and 2003:

                                                        2004            2003
                                                     -----------    -----------
Net loss - as reported ...........................   $  (800,131)   $(1,038,338)
Add (deduct) stock option compensation
  expense (income) recognized on
  repriced options ...............................        11,288        (15,803)
Deduct total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related
  tax effects ....................................       (12,479)       (21,610)
                                                     -----------    -----------
Net loss - pro forma .............................   $  (801,322)   $(1,075,751)
                                                     ===========    ===========

Basic and diluted net loss per share - as reported   $     (0.05)   $     (0.07)
Basic and diluted net loss per share - pro forma .   $     (0.05)   $     (0.07)

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

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive. For the years ended December 31, 2004 and 2003, the diluted loss per common share is the same as basic loss per share since the effect of 11,385 and 39,511, respectively, potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive.

Accounting Pronouncements and Recent Regulatory Developments

     On December 16, 2004, as amended on April 14, 2005, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim reporting period for fiscal years beginning after December 15, 2005. We are in the process of determining the impact of the requirements of SFAS No. 123(R). We believe it is likely that the financial statement impact from the implementation of the requirements of SFAS No. 123(R) will significantly impact our future results of operations and we continue to evaluate it to determine the degree of significance.

     In December 2004, SFAS No. 153, "Exchanges of Nonmonetary Assets -- an amendment of Accounting Principles Board ("APB") Opinion No. 29" is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on our consolidated financial statements.

     In June 2005, SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" is effective for fiscal years beginning after December 15, 2005. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of SFAS No. 154 is expected to have no impact on our consolidated financial statements.

Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's significant estimates include depreciation of long-lived assets, amortization of deferred loan costs, valuation of the ARO liability and valuation of stock based transactions. Actual results could differ from those estimates.

(3)  Acquisitions and Divestitures

     The Company made total capital expenditures of $1,776,325 in 2003, primarily in connection with the construction of the pipelines servicing the Madisonville Plant--the 4-inch gathering line, 3-inch injection line and 10-inch pipeline to transport the pipeline quality gas (the "Pipeline Facilities"). See discussion of the financing undertaken for the project in Note 4 to the consolidated financial statements. During May 2003, the Madisonville Plant and Pipeline Facilities commenced operations, although the Plant was not deemed to be in service until October 1, 2003.

     The Company sold from its onshore segment 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002. Cash of $839,000 was received at closing, and contingent payments of $42,480 and $20,806 were received in 2004 and 2003 based on subsequent performance of the assets. A portion of the aggregate proceeds from the sales was used by the Company to fund part of its Madisonville, Texas project.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

(4)  Debt

Notes Payable

     Fort Cobb's revolving credit agreement provides for maximum available borrowings of up to $250,000 through May 22, 2005, which has been extended to August 20, 2005. Principal outstanding under the agreement accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at December 31, 2004 was 8%. The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt was capitalized as deferred loan costs and is being charged to interest expense ratably over the maturity period of the note. Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company. The Company had no available borrowings under the agreement as of December 31, 2004.

Long-term Debt

     Long-term debt as of December 31 consisted of the following:

                                                      2004            2003
                                                 -------------   -------------
    Subordinated notes.......................    $     234,327   $     229,716
    Term note - Fort Cobb....................          461,191         570,938
    Term note - Madisonville.................        1,081,571       1,362,082
    Balloon note - Madisonville..............          900,000         900,000
    Term note - Fort Cobb vehicles...........           34,491          48,204
    Trade note payable.......................           36,348          92,051
                                                 -------------   -------------
                                                     2,747,928       3,202,991
    Less current maturities..................       (1,485,826)       (986,938)
                                                 -------------   -------------
                                                 $   1,262,102   $   2,216,053
                                                 =============   =============

     Future minimum payments on long-term debt as of December 31, 2004 are as follows:

       2005........................................       $   1,485,826
       2006........................................           1,044,699
       2007........................................             143,709
       2008........................................              73,694
                                                          -------------
       Total minimum principal payments............       $   2,747,928
                                                          =============

Subordinated Notes

     In connection with the Recapitalization that was effective March 1, 1997, the Company issued subordinated promissory notes with a face amount of $1,171,700. The stated interest rate is 10% payable quarterly with equal annual principal payments beginning on March 1, 2000 and continuing through March 1, 2004. The Company calculated the fair market value of the notes to be $978,000 at March 1, 1997 and recorded the difference between fair value and the face amount as discount on subordinated notes. The discount is being amortized to interest expense using the interest method over the term of the subordinated notes. Such charge to interest expense was $4,612 and $20,753 for the years ended December 31, 2004 and 2003, respectively. As a result, the effective interest rate of the subordinated notes is 15%.

     The March 1, 2003 principal and interest obligation of approximately $246,000, due under the Company's subordinated notes, was paid during April 2003. Under the terms of the subordinated notes, the Company has a sixty-day period in which to make such payments and prevent acceleration of the remaining outstanding principal.

     At December 31, 2004, the final principal payment totaling $234,327, which was due under these notes on March 1, 2004, remained unpaid and by their terms are in default. Due to the subordinated rights of the note holders, the Company was able to obtain a limited waiver from the bank for the violation of a Madisonville term loan agreement covenant not to allow such a default. The

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES subordinated note holders have been separately notified that they will continue to receive interest at an annual rate of 10% on the final principal installment outstanding until such time as it is paid.

Term Note - Fort Cobb

     Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank. Principal outstanding under the note accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at December 31, 2004 was 8%. The note requires monthly payments of principal and interest of approximately $13,000, with the balance under the note due June 1, 2008. Costs of obtaining this debt was capitalized as deferred loan costs and is being charged to interest expense ratably over the term of the note. Fort Cobb used the proceeds to refinance its borrowings from the Company, and the Company used the proceeds for general corporate purposes.

Term Note - Madisonville

     Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company, (the "Borrowers"), entered into a $1.5 million term note agreement with a bank with an interest rate of 7.25%. Effective November 15, 2003, the term note agreement was amended to modify provisions governing intercompany debt payments from the Borrowers to Gateway Energy Corporation. Effective March 31, 2004, the term note agreement was amended to provide an interest-only period for the months of April through July 2004. Thereafter the note requires 16 monthly payments of principal and interest of $70,000, with a final payment of approximately $204,000, representing unpaid principal and accrued, but unpaid, interest due at the December 31, 2005 maturity date. Costs of securing this debt are being charged to interest expense ratably over the maturity period of the note. The proceeds were used to finance the construction of the Madisonville pipeline facilities. The term note is collateralized with the Company's economic interest in the Madisonville project and the Waxahachie pipeline system, and the Company has guaranteed the loan and pledged the common stock of the Borrowers. The term note agreement contains cross collateral and cross default provisions linking it to the Balloon Note, described below. All other terms and conditions of the term note, including date, remain the same.

     At December 31, 2004, the November and December 2004 monthly payments totaling $140,000 were unpaid. The Company subsequently made these payments in January 2005. At December 31, 2004, the Company was not in compliance with its debt covenants for not making the above scheduled payments on time. The event of default was cured when the payments were made in January 2005. The Company also received a waiver from the bank for this event of default which existed for 10 days.

Balloon Note - Madisonville

     Effective March 31, 2003, the Company entered into a balloon credit agreement (the "Balloon Note"). Under the Balloon Note agreement, the Borrowers borrowed $900,000 in multiple advances. Principal outstanding under the Balloon Note accrues interest at a fixed rate of 7.25% and the note will mature April 30, 2006. The monthly note payments represent interest only on the total balance outstanding. Costs of securing this debt are being charged to interest expense ratably over the term of the note. The Borrowers used the proceeds to finance the remaining construction costs of the Pipeline Facilities, and to fund the principal and interest payments which were due under the Company's subordinated note agreements on March 1, 2003.

     The Balloon Note is collateralized with letters of credit obtained through ADAC. Charles A. Holtgraves, a director of the Company, is Chairman of the Board, President and a director of ADAC, and Larry J. Horbach, a former director of the Company, is Secretary of ADAC. Mr. Holtgraves owns directly no shares of ADAC common stock, and owns 14.65% of an entity that owns 55.56% of the ADAC Senior Series A Preferred Stock. Such preferred stock has a stated dividend rate equal to 66.67% of any Madisonville payments received by ADAC pursuant to the Agreement discussed below. Mr. Horbach does not own, directly or indirectly, any ADAC Senior Series A Preferred Stock or common stock.

     Under the terms of the agreement with ADAC, dated March 6, 2003 (the "Agreement"), ADAC agreed to provide security acceptable to the Company's primary bank to allow the Company to borrow the proceeds of the Balloon Note. In exchange, ADAC will receive, during the term of the Balloon Note, one-half (50%)

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES of the price upside portion only, if any, of the monthly fee to be received by the Company pursuant to the Madisonville project agreements. Under the Agreement, ADAC will have the option to either: (i) receive at the end of the term of the Balloon Note a lump-sum payment, which when added to the payments received, if any, for the price upside portion, will result in a 15% pre-tax internal rate of return on the $900,000, or (ii) pay off the Balloon Note on or before the end of the Balloon Note term in exchange for a 33.33% ownership interest in the Madisonville pipeline facilities from that date forward. The Company is obligated to pay the periodic interest payments to the bank during the 37 month term of the Balloon Note. Further, the Company granted liens, subordinate to the Company's bank liens, on the Company's economic interest in the Madisonville project, its Waxahachie pipeline system, and its Fort Cobb subsidiary. The agreement contains cross collateral and cross default provisions linking it to the Madisonville Term Note, described above.

Term Note - Fort Cobb Vehicles

     Effective March 2003, Fort Cobb borrowed $57,900 from a bank to buy three replacement service vehicles. The note requires monthly principal and interest payments of $1,387, reflecting interest at 6.99%, and matures on March 25, 2007.

Trade Note Payable

     Effective October 2003, in connection with the mediation settlement of a dispute with a vendor, the Company executed a trade note for $100,000, bearing no interest, payable in eighteen monthly installments of $5,200 and one final installment of $6,400 due July 2005. The note is secured by a lien on the Company's Crystal Beach terminal facility. Interest expense is being recognized over the life of the note at an imputed rate of 10%; accordingly, the obligation was initially recorded at its present value of $91,290 in the accompanying consolidated balance sheet.

Convertible Promissory Note

     In November 2004, the Company sold 316,665 shares of common stock to three directors at a price of $0.30 per share resulting in total proceeds of $95,000 in conjunction with the placement of a $115,000 convertible promissory note (the "Bridge Loan") to a private investor. The Bridge Loan accrues interest at a fixed rate of 8%, is unsecured and matures March 31, 2005, unless extended by the parties to September 30, 2005. The Bridge Loan also contained a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.30 per share. The value of the warrant was determined using the Black-Schoels option pricing model and was $8,789, which was recorded as a debt discount. Due to the fair market value of the stock being $0.27 on the effective date of the note, a beneficial conversion feature also existed totaling $17,988. The beneficial conversion feature was also recorded as a debt discount. The debt discount is being amortized to interest expense over the life of the note using the effective interest method. The Bridge Loan is convertible at any time until maturity into common stock of the Company at a conversion price of the greater of 85% of the average closing price of the Company's common stock for the 90 days prior to conversion, or $0.25 per share, the par value of the common stock. The promissory note and accrued interest was converted into 464,954 shares of common shares at $0.25 per share during December 2004. However, the shares were not issued until February 2005. At the time of the conversion, the remaining unamortized debt discount was charged to interest expense which totaled $26,777, inclusive of $5,400 previously amortized. The total amount converted of $116,239 was recorded as additional paid-in capital at December 31, 2004. The promissory noteholder also exercised a warrant issued in connection with the Bridge Loan for 100,000 shares at $0.30 per share in November 2004. However, the shares were not issued until February 2005. The total proceeds received of $30,000 was recorded in additional paid-in capital at December 31, 2004.

Letters of Credit

     As of December 31, 2004, the Company had outstanding letters of credit totaling $1,000,000.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

(5)  Income Taxes

     The Company recorded no provision for income taxes during the years ended December 31, 2004 and 2003, due to its net losses for those periods. The differences between income taxes computed using the average statutory federal income tax rate of 34% and the zero provision recorded for each of the years ended December 31 is as follows:

                                                            2004             2003
                                                        -----------      ------------
    Taxes at statutory rate..........................   $  (272,045)     $   (353,035)
    Increase in valuation allowance..................       118,901           241,038
    Other nondeductible expenses.....................        12,572             3,468
    Expiration of net operating loss carryforwards...        83,494               --
    Other............................................        57,078           108,529
                                                        -----------      ------------
                                                        $      --        $      --
                                                        ===========      ============

     The tax effects of the temporary differences that give rise to deferred tax assets and liabilities at December 31, is as follows:

                                                            2004             2003
                                                        ------------     ------------
     Deferred tax assets:
       Net operating loss carryforwards...............  $  2,979,730     $  2,578,086
       Property and equipment.........................       259,452          492,475
       Other..........................................        20,639           70,359
                                                        ------------     ------------
                                                           3,259,821        3,140,920
     Valuation allowance..............................    (3,259,821)      (3,140,920)
                                                        ------------     ------------
                                                        $      --        $       --
                                                        ============     ============

     The increase in the valuation allowance for each period presented was primarily due to the increase in, net of any expiration of, net operating loss carryforwards.

     At December 31, 2004, the Company had approximately $8,764,000 of federal net operating loss carryforwards which may be applied against future taxable income and which expire from 2005 through 2024.

(6)  Stockholders' Equity

     During May 2004, the Company issued 92,310 shares of common stock to its nonemployee directors as part of their annual compensation for service to the Company. A total of $29,997 was charged to general and administrative expense for the year ended December 31, 2004 in connection with these shares.

     In November 2004, the Company sold 316,665 shares of common stock to three directors at a price of $0.30 per share resulting in total proceeds of $95,000 in conjunction with the placement of a $115,000 convertible promissory note (the "Bridge Loan") to a private investor. The Bridge Loan accrues interest at a fixed rate of 8%, is unsecured and matures March 31, 2005, unless extended by the parties to September 30, 2005. The Bridge Loan also contained a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.30 per share. The value of the warrant was determined using the Black-Schoels option pricing model and was $8,789, which was recorded as a debt discount. Due to the fair market value of the stock being $0.27 on the effective date of the note, a beneficial conversion feature also existed totaling $17,988. The beneficial conversion feature was also recorded as a debt discount. The debt discount is being amortized to interest expense over the life of the note using the effective interest method. The Bridge Loan is convertible at any time until maturity into common stock of the Company at a conversion price of the greater of 85% of the average closing price of the Company's common stock for the 90 days prior to conversion, or $0.25 per share, the par value of the common stock. The promissory note and accrued interest was converted into 464,954 shares of common shares at $0.25 per share during December 2004. However, the shares were

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES not issued until February 2005. At the time of the conversion, the remaining unamortized debt discount was charged to interest expense which totaled $26,777, inclusive of $5,400 previously amortized. The total amount converted of $116,239 was recorded as additional paid-in capital at December 31, 2004. The promissory noteholder also exercised a warrant issued in connection with the Bridge Loan for 100,000 shares at $0.30 per share in November 2004. However, the shares were not issued until February 2005. The total proceeds received of $30,000 was recorded in additional paid-in capital at December 31, 2004.

(7)  Common Stock Option and Warrant Plans

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

     In November 1999, a total of 225,750 options with a weighted average exercise price of $0.80, were repriced to $0.40. Repriced options are accounted for as compensatory options using variable accounting treatment in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Based Compensation - an Interpretation of APB No. 25" (FIN 44"). Under variable plan accounting, compensation expense is adjusted for increases or decreases in the fair market value of the Company's common stock to the extent that the market value exceeds the exercise price of the option. Variable plan accounting is applied to the repriced options until the options are exercised, forfeited, or expire unexercised. During the years ended December 31, 2004 and 2003, the Company recorded compensation expense of $11,288 and income of ($15,803), respectively, relating to these repriced options.

     The following table summarizes employee stock option and warrant information for the years ended December 31, 2004 and 2003:

                                                 December 31, 2004                         December 31, 2003
                                       -------------------------------------    ---------------------------------------
                                           Options/         Weighted average         Options/          Weighted average
                                           warrants          exercise price          warrants           exercise price
                                       ----------------     ----------------    ------------------    -----------------
Outstanding at beginning of period..        782,417                $0.38             647,417                 $0.39
Granted.............................         10,000                 0.32             160,000                  0.36
Canceled/Expired....................       (161,667)                0.38             (25,000)                 0.47
                                           --------                                  -------
Outstanding at end of period........        630,750                 0.38             782,417                  0.38
                                            =======                                  =======
Options exercisable at end of period        549,083                 0.39             540,750                  0.39
                                            =======                                  =======
Options available for grant at end of
   period...........................        216,667                                   73,335
                                            =======                                  =======

     The following table summarizes information about options and warrants outstanding at December 31, 2004:

                                   Options/warrants outstanding                     Options/warrants exercisable
                      ------------------------------------------------------    -----------------------------------
                                      Weighted average
                                         remaining
       Range of          Number         contractual         Weighted average       Number         Weighted average
   exercise price      outstanding      life (years)         exercise price     exercisable        exercise price
   --------------      -----------  -------------------     ----------------    -----------       -----------------
  $0.25 to $0.37         245,000            6.75                $ 0.30            163,333             $ 0.28
   0.40 to  0.53         385,750            3.38                  0.44            385,750               0.44
                         -------                                                  -------
   0.25 to  0.53         630,750            4.69                  0.38            549,083               0.39
                         =======                                                  =======

Non-Employee Common Stock Options and Warrants

     The Company has a stock option plan and one agreement under which non-employee directors and another party have been granted nonqualified stock options or warrants to purchase the Company's common stock. Generally, the options are exercisable immediately and expire ten years after the date of grant, or 12 months after cessation of service on the Company's Board if sooner, in the case of director options. All options or warrants issued have exercise prices of not less than 100% of the fair market value on date of grant.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

     The following is a summary of the status of the Company's non-employee options and warrants for the years ended December 31, 2004 and 2003:



                                                 December 31, 2004                         December 31, 2003
                                       -------------------------------------    ---------------------------------------
                                           Options/         Weighted average         Options/          Weighted average
                                           warrants          exercise price          warrants           exercise price
                                       ----------------     ----------------    ------------------    -----------------
Outstanding and exercisable at
   beginning of period..............        279,998                $0.88             200,000                $ 1.08
Granted.............................         20,000                 0.31              79,998                  0.375
Canceled/Expired....................       (233,332)                0.97                   -                     -
                                            -------                                  -------
Outstanding and exercisable at end of
   period...........................         66,666                 0.41             279,998                  0.88
                                            =======                                  =======
Options available for grant at end of
   period...........................         46,667                                      -
                                            =======                                    -----

     The following table summarizes information about non-employee options and warrants outstanding at December 31, 2004:

                                                          Options/warrants outstanding and exercisable
                                       ---------------------------------------------------------------------------
                                           Number                    Weighted average
                                         outstanding               remaining contractual           Weighted average
Range of exercise prices               and exercisable                  life (years)                exercise price
------------------------               ---------------                  ------------                --------------
  $0.31 to 0.38............                  46,666                         8.83                         $0.35
  $0.56....................                  20,000                         3.15                          0.56
                                             ------

  $0.31 to 0.56............                  66,666                         7.12                          0.41
                                             ======

     At December 31, 2004, the Company had a combined total of 697,416 common stock options and warrants outstanding, 615,749 of which were exercisable. At December 31, 2003, the Company had a combined total of 1,062,415 common stock options and warrants outstanding, 820,748 of which were exercisable.

Employee Benefit Plan

     The Company manages its staffing under employee leasing agreements with Administaff, Inc. ("Administaff"). Employees of the Company are eligible to participate in a 401(k) plan sponsored by Administaff. During 2003, the Company participated in an Administaff single employer 401(k) plan under which the Company matched 50% of employee contributions to the plan up to a maximum 3% of each employee's base salary. Effective January 1, 2004, the Company has adopted an Administaff multiple employer 401(k) plan in order to comply with the provisions of Revenue Procedure 2002-21. Under the new multiple-employer plan, the Company will make a safe-harbor contribution of 3% of each employee's base salary regardless of the employee's contribution. The Company believes it is in substantial compliance with the Employee Retirement Income and Security Act of 1974 and other laws that would govern the plan. Prior to its association with Administaff, the Company had a predecessor 401(k) plan, and the Company has requested a ruling from the IRS on the former plan qualification status in order to allow employees to rollover investment balances into the Administaff plan.

     The Company's contributions to the 401(k) plan were $30,946 and $28,350 for the years ended December 31, 2004 and 2003, respectively.

(8)  Leases

Capital Lease

     At December 31, 2004, the Company had one capital lease for equipment installed at the sales point of the Madisonville Pipeline Facilities, for a term of 84 months, maturing May 28, 2010. Interest expense is being recognized over the life of the lease at an imputed annual rate of 10%. At the end of the lease term the Company owns the equipment, or at its option, the Company may buy out the lease at a fixed price at either of two interim dates. The equipment cost of $100,000 is reflected in the accompanying balance sheet as gas gathering, processing and transportation equipment. The related amortization of $5,278 is

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES reflected in accumulated depreciation and amortization. Future minimum lease payments, as well as the present value of the net minimum lease payments as of December 31, 2004, are as follows:

           Year Ending December 31:
               2005                                                 $    23,400
               2006                                                      23,400
               2007                                                      23,400
               2008                                                      23,400
               2009                                                      23,400
               Thereafter                                                 9,750
                                                                    -----------
           Total minimum lease payments                                 126,750
           Less amount representing estimated executory costs (such
             as taxes, maintenance and insurance) including profit
             thereon, included in total minimum lease payments          (16,204)
                                                                    -----------
           Net minimum lease payments                                   110,546
           Less amount representing interest                            (24,744)
                                                                    -----------
           Present value of net minimum lease payments              $    85,802
                                                                   ===========

Operating Leases

     The Company has no noncancelable operating leases at December 31, 2004. The Company leases office space in Houston, Texas under a lease agreement expiring in March 2008 that is cancelable with six months notice. The Company must pay a cancellation fee of (i) the unamortized portion of lease costs as defined in the lease and (ii) one month of base rent and rent adjustment to cancel the lease.

     The Company also has various month-to-month equipment operating leases. Rent expense from all leases totaled $97,103 and $101,427 for the years ended December 31, 2004 and 2003, respectively.

(9)  Commitments and Contingencies

     Effective March 31, 2004, the Company agreed to pay to ADAC $24,000, in exchange for its consent to modify the terms of the Madisonville term loan, ratably over a twelve-month period beginning the earlier of the month following maturity of the Balloon Note or the month following ADAC's exercise of their option to prepay the Balloon Note as discussed in Note 4. The present value of this obligation at inception was $18,641, using an imputed interest rate of 10%, and is included in the amount payable to ADAC, with a corresponding amount capitalized to deferred loan costs on the accompanying balance sheet.

     In connection with securing the Balloon Note described in Note 4 that was used to finance part of the construction costs of the Madisonville Pipeline Facilities, the Company is obligated at ADAC's option to either: (i) pay at the end of the term of the Balloon Note a lump-sum, which when added to the payments made, if any, for the price upside portion, will result in ADAC receiving a 15% pre-tax internal rate of return on the $900,000, or (ii) convey to ADAC a 33.33% ownership interest in the Pipeline Facilities in exchange for ADAC paying off the Balloon Note on or before the end of the Balloon Note term. The Company is obligated to pay the periodic interest payments to the bank during the three-year term of the Balloon Note.

     The Company believes that it is likely that ADAC will elect to pay off the Balloon Note in exchange for an ownership interest in the Pipeline Facilities; however, the decision is beyond the Company's control. Therefore, the minimum return guaranteed to ADAC by the Company is being accrued ratably over the three-year term of the Balloon Note, and reduced by periodic price upside payments, if any, paid to ADAC. During the year ended December 31, 2004, interest expense was charged $135,000 reflecting the Company's obligation under the guarantee, and the accompanying consolidated balance sheet as of December 31, 2004 includes a payable of $84,616 for such amounts not yet paid. If ADAC elects to pay off the Balloon Note at maturity or before, the payable for the ADAC guarantee will be credited to income.

     In connection with the July 27, 2005 sale of certain Madisonville assets (see Note 13), the Company, Gateway Pipeline, Gateway Processing and ADAC entered into an amendment to the ADAC Agreement whereby, in lieu of ADAC's exercise of its equity participation option, Gateway Pipeline's 10 inch transmission pipeline asset would be contributed into a limited liability company that would be owned 66 2/3% by Gateway Pipeline and 33 1/3% by ADAC.

     The Company and its subsidiaries are parties to litigation and claims arising in the ordinary course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims, may be material to the consolidated financial statements.

(10) Financial Instruments

     The following table reflects the financial instruments for which the fair value is different from the carrying amount of such financial instrument in the accompanying consolidated balance sheets as of December 31, 2004 and 2003. The carrying amount of cash and cash equivalents, certificates of deposit, trade receivables, trade payables and short-term borrowings approximate fair value

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES because of the short maturity of those instruments. The carrying amount of the term note approximates fair value because of its variable interest rate. The fair value of the Company's financial instruments is based upon current borrowing rates available for financings with similar terms and maturities, and is not representative of the amount that could be settled, nor does the fair value amount consider the tax consequences, if any, of settlement.


                                                December 31, 2004                    December 31, 2003
                                       ----------------------------------    --------------------------------
                                           Carrying           Estimated         Carrying          Estimated
                                            Amount           Fair Value          Amount           Fair Value
                                       ----------------    --------------    --------------    --------------
   Subordinated notes...............     $   234,327        $    213,025      $    229,716      $    228,811
   Term note - Madisonville.........       1,081,571             983,246         1,362,082         1,141,675
   Balloon note - Madisonville......         900,000             743,802           900,000           676,183
   Term note - Fort Cobb vehicles...          34,492              31,078            48,204            46,836
   Trade note payable...............          36,348              33,044            92,051            87,802


(11) Segments, Major Customers and Concentrations

     All of the Company's operations are in the domestic U.S., including the Gulf of Mexico in Texas and federal waters. The Company's management reviews and evaluates the operations separately of three main segments--Onshore Operations, Offshore Operations and Fort Cobb Operations. Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance.
Onshore Operations include natural gas gathering, transportation and distribution activities in Texas and Oklahoma. Offshore Operations include natural gas and liquid hydrocarbon gathering and transportation activities in the Gulf of Mexico in Texas and federal waters. The principal markets for the Onshore segment are affiliates of large intrastate and interstate pipeline companies and industrial customers, and for the Offshore segment they are affiliates of large intrastate and interstate pipeline companies. Fort Cobb
Operations are comprised of a local natural gas distribution company in Oklahoma. This segment supplies natural gas to approximately 2,350 customers, principally for irrigation and crop drying fuel for farming cooperatives and residential fuel.

     The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements. The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses. Such amounts are before general and administrative expense, depreciation, interest income or expense or income taxes. Inter-segment sales of approximately $1,487,000 and $1,456,000 were eliminated during consolidation for the years ended December 31, 2004 and 2003, respectively.

     Summarized financial information for the years indicated of the Company's reportable segments and a reconciliation of operating margin to consolidated net loss is presented below:

                                                                        2004                 2003
                                                                    -------------       -------------
                         Onshore Operations
  Revenues......................................................    $  20,585,954       $  12,361,010
  Operating margin..............................................        1,488,147             989,339
  Depreciation and amortization.................................          280,995             246,695
  Interest expense..............................................          415,082             333,505
  Capital expenditures..........................................           75,835           1,880,498
  Total assets..................................................        5,046,159           6,383,677

                        Offshore Operations
  Revenues......................................................          477,061             671,107
  Operating margin..............................................          203,593             375,635
  Depreciation and amortization.................................          150,772             150,875
  Interest expense..............................................                -                   -
  Capital expenditures..........................................               58                 497
  Total assets..................................................        1,404,220           1,647,581




                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        Fort Cobb Operations
  Revenues......................................................        1,906,256           2,142,226
  Operating margin..............................................          242,721             399,002
  Depreciation and amortization.................................          198,492             197,436
  Interest expense..............................................           62,908              70,515
  Capital expenditures..........................................           11,431             155,069
  Total assets..................................................        2,146,050           2,285,031

                               Total
  Revenues......................................................       22,969,271          15,174,343
  Operating margin..............................................        1,934,461           1,763,976
  Depreciation and amortization.................................          630,259             595,006
  Interest expense..............................................          477,990             404,020
  Capital expenditures..........................................           87,324           2,036,064
  Total assets..................................................        8,596,429          10,316,289


                     Reconciliation to Net Loss
  Operating margin..............................................    $   1,934,461       $   1,763,976
  Depreciation and amortization.................................          630,259             595,006
  Accretion and changes in estimates............................           21,439              97,211
  General and administrative....................................        1,683,783           1,596,501
  Interest expense..............................................          477,990             404,020
  Other income (expense) - net..................................           36,399             (24,605)
  Discontinued operations.......................................           42,480              20,806
  Cumulative effect of change in accounting principle...........                -            (105,777)
                                                                    -------------       --------------
  Net loss......................................................    $    (800,131)      $  (1,038,338)
                                                                    =============       =============


     The Company purchases natural gas from several producers and suppliers, and during the year ended December 31, 2004, three companies supplied 37%, 36% and 21% of the total cost of natural gas purchased. During the year ended December 31, 2003, three companies supplied 34%, 28% and 27% of the total cost of natural gas purchased. Gross sales to customers representing 10% or more of total revenue for the years ended December 31, 2004 and 2003 are as follows:

                                                           December 31,
                                                   -----------------------------
                                                       2004            2003
                                                   -------------    ------------
   TXU Portfolio Management Co. LP............          68%              49%
   Dart Container Corporation.................          14%              19%

     The Company's natural gas pipeline operations have a diverse customer base in the natural gas transmission, distribution and various other industries. This diversity of customers may reduce the Company's overall exposure to credit risk since the variety of customers may not be similarly affected by the changes in economic or other conditions. The Company's accounts receivable are generally not collateralized. The Company believes that the loss of a major customer would not have a material adverse effect on its financial position, results of operations or cash flows because such customer could be replaced readily.

(12) Related Party Transactions

     Effective March 31, 2004, the Company agreed to pay to ADAC $24,000, in exchange for its consent to modify the terms of the Madisonville term loan, ratably over a twelve-month period beginning the earlier of the month following maturity of the Balloon Note or the month following ADAC's exercise of their option to prepay the Balloon Note as discussed in Note 4. The present value of this obligation at inception was $18,641, using an imputed interest rate of 10%, and is included in the amount payable to ADAC, with a corresponding amount capitalized to deferred loan costs on the accompanying balance sheet.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

         Under the terms of the ADAC agreement, ADAC will receive, during the term of the Balloon Note, one-half of the price upside portion only, if any, of the monthly fee to be received by the Company pursuant to the Madisonville project agreements. Price upside payments made to ADAC during the year ended December 31, 2004 totaled $140,351, which includes $8,552 of upside payments accrued by the Company at December 31, 2003. There were no price upside payments made to ADAC during the year ended December 31, 2003. The total payable to ADAC for these two agreements at December 31, 2004 and 2003 is $104,700 and $89,966, respectively.

     Effective November 15, 2004, the Company and certain of its subsidiaries entered into a License Agreement with AER, ADAC, a Nebraska corporation and a wholly owned subsidiary of AER, and Elgin Holdings, LLC, a Texas limited liability company and a majority owned subsidiary of ADAC, for the joint participation and development of future high nitrogen natural gas projects in the Madisonville, Texas area. Charles A. Holtgraves, a director of the Company, is Chairman of the Board, President and a director of AER, and Chairman of the Board, President and a director of ADAC, and a manager of Elgin Holdings. Approximately 60% of the stock of AER is owned indirectly by Mr. Holtgraves and his family members. Mr. Holtgraves owns directly no shares of ADAC common stock, and owns 14.65% of an entity that owns 55.56% of the ADAC Senior Series A Preferred Stock. Such preferred stock has a stated dividend rate equal to 66.67% of any Madisonville payments received by ADAC pursuant to the ADAC Agreement discussed above.

     Accrued expenses and other liabilities at December 31, 2004 and 2003 include unpaid directors' fees of $50,833 and $11,250, respectively.

(13) Subsequent Events

     During February 2005, the Company issued 464,954 shares to a private party which pertained to the December 2004 conversion of the Bridge Loan and accrued interest. The Company also issued 100,000 shares to the same party which pertained to the November 2004 exercise of the warrant which was granted along with the Bridge Loan.

     During February 2005, a former employee of the Company exercised a stock option for 53,333 shares of common stock at $0.2565 per share for total proceeds of $13,680.

     On May 2, 2005, the Board of Directors of the Company announced that Robert Panico had been elected as the Company's President and Chief Executive Officer. Mr. Panico replaces John A. Raasch, a member of the Board, who had been acting as interim President and Chief Executive Officer of the Company since the resignation of the Company's prior President and Chief Executive Officer, Michael Fadden, in October 2004.

     During June 2005, the Company sold 100,000 shares to a private party at $0.30 per share for total proceeds of $30,000.

     During June 2005, the Company sold 100,000 shares to a director at $0.30 per share for total proceeds of $30,000.

     On June 16, 2005, the Board of Directors of the Company announced that Christopher M. Rasmussen had been elected as the Company's Chief Financial Officer. The Chief Financial Officer position had been vacant since November 2004.

     Effective July 27, 2005, Gateway Pipeline Company and Gateway Processing Company, wholly owned subsidiaries of the Company, sold their 4" gathering line and 3" injection line as well as the Processing Agreement in the First Amended and Restated Master Agreement dated February 5, 2003, all of which was part of the Company's Madisonville Pipeline Facility to an undisclosed buyer for approximately $2.7 million. The Company will retain the 10" sales line and will continue to transport gas from the Madisonville Plant to the sales point.

     The Company received $135,000 on July 27, 2005 with the remainder of the funds due on or before August 31, 2005. If funding is not made by August 31, 2005, the transaction will become null and void. In connection with the foregoing sale, the Company, Gateway Pipeline, Gateway Processing and ADAC entered into an amendment to the ADAC Agreement (see Note 4 above) whereby, in lieu of ADAC's exercise of its equity participation option, Gateway Pipeline's 10 inch transmission pipeline asset would be contributed into a limited liability company that would be owned 66 2/3% by Gateway Pipeline and 33 1/3% by ADAC.
                                      F-20

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

     Upon the payment of the balance of the purchase price by uyer, the Company will pay-off the entire outstanding balances of approximately $1.5 million on the term note and Balloon Note payable by the Company to Amegy Bank of Texas (formerly Southwest Bank of Texas), since these notes are secured by the assets sold to Buyer.

     Following are the pro forma results of operations of the Company assuming the sales transaction has occurred as of January 1, 2003.

                                                                        December 31, 2004                 December 31, 2003
                                                                 ------------------------------      ------------------------------
                                                                  As Reported        Pro Forma        As Reported        Pro Forma
                                                                 ------------      ------------      ------------      ------------
Operating revenues .........................................     $ 22,969,271      $  7,630,709      $ 15,174,343      $  7,850,345
Operating costs and expenses ...............................     $ 23,370,291      $  8,619,969      $ 15,699,085      $  8,651,181
Net loss ...................................................     $   (800,131)     $ (1,388,372)     $ (1,038,338)     $ (1,314,432)

Basic and diluted loss per share ...........................     $      (0.05)     $      (0.09)     $      (0.07)     $      (0.09)

Weighted average number of common shares outstanding:
Basic and diluted ..........................................       15,822,715        15,822,715        15,441,473        15,441,473