Form 10QSB
period 2005-03-31
GATEWAY ENERGY CORP/NE
filed 2005-08-12
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from           to
                                            ----------  -----------

                           Commission File No. 0-6404


                           GATEWAY ENERGY CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                             44-0651207
 ------------------------------                            --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                          500 Dallas Street, Suite 2615
                                Houston, TX 77002
                     --------------------------------------
                    (Address of principal executive offices)

                                 (713) 336-0844
                            -------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes     No  X
                                    -----  -----
As of July 31, 2005, the Issuer had 16,913,303 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes     No  X
                                                   -----  -----

                                   FORM 10-QSB

                                     Part I
                                     ------
Item  1. Financial Statements
         --------------------
                                                                            Page

         Unaudited Consolidated Balance Sheet
             as of March 31, 2005                                             3

         Unaudited Consolidated Statements of Operations
             for the three months ended March 31, 2005
             and March 31,2004                                                4

         Unaudited Consolidated Statements of Cash Flows
             for the three months ended March 31, 2005
             and March 31,2004                                                5

         Notes to Unaudited Consolidated Financial Statements                 6

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2005
(Unaudited)



ASSETS
Current Assets
   Cash and cash equivalents ...................................   $    163,400
   Trade accounts receivable ...................................        967,573
   Inventories, at average cost ................................         48,543
   Prepaid expenses and other assets ...........................        105,218
                                                                   ------------
        Total current assets ...................................      1,284,734
                                                                   ------------

Property and Equipment, at cost
   Gas gathering, processing and transportation ................     10,386,062
   Office furniture and other equipment ........................        818,364
                                                                   ------------
                                                                     11,204,426
   Less accumulated depreciation and amortization ..............     (4,424,820)
                                                                   ------------
                                                                      6,779,606
                                                                   ------------
Other Assets
   Investment in AET license, net of accumulated
        amortization of $157,074 ...............................        263,976
   Other .......................................................         95,612
                                                                   ------------
                                                                        359,588
                                                                   ------------
        Total assets ...........................................   $  8,423,928
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ............................................   $  1,039,560
   Accrued expenses and other liabilities ......................        298,629
   Notes payable ...............................................        247,514
   Current maturities of long-term debt ........................      1,218,972
   Current maturities of capital lease .........................         11,416
                                                                   ------------
        Total current liabilities ..............................      2,816,091
                                                                   ------------

Noncurrent Liabilities
   Future asset retirement obligations .........................        326,401
   Accounts payable-related party ..............................         99,399
                                                                   ------------
                                                                        425,800
                                                                   ------------
Long-term debt, less current maturities ........................      1,226,832
Long-term capital lease, less current maturities ...............         71,794

Commitments and Contingencies ..................................           --

Stockholders' Equity
   Preferred stock - $1.00 par value; 10,000 shares authorized;
      no shares issued and outstanding .........................           --
   Common stock - $0.25 par value; 35,000,000 shares authorized;
      16,713,303 shares issued and outstanding .................      4,178,324
   Additional paid-in capital ..................................     16,083,839
   Accumulated deficit .........................................    (16,378,752)
                                                                   ------------
        Total stockholders' equity .............................      3,883,411
                                                                   ------------
        Total liabilities and shareholders' equity .............   $  8,423,928
                                                                   ============


                     The accompanying notes are an integral
                       part of these financial statements.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                       2005            2004
                                                                   ------------    ------------
Operating revenues
    Sales of natural gas .......................................   $  5,897,208    $  5,045,810
    Transportation of natural gas and liquids ..................        213,191          90,972
    Treating and other .........................................         37,366          36,438
                                                                   ------------    ------------
                                                                      6,147,765       5,173,220
                                                                   ------------    ------------
Operating costs and expenses
    Cost of natural gas purchased ..............................      5,341,187       4,438,539
    Operation and maintenance ..................................        207,156         227,664
    Depreciation and amortization ..............................        155,384         158,984
    Accretion expense ..........................................          5,744           5,360
    General and administrative .................................        326,005         385,082
                                                                   ------------    ------------
                                                                      6,035,476       5,215,629
                                                                   ------------    ------------
Operating income (loss) ........................................        112,289         (42,409)

Other income (expense)
    Interest expense ...........................................       (102,070)       (117,456)
    Other income, net ..........................................         10,971          80,116
                                                                   ------------    ------------
                                                                        (91,099)        (37,340)
                                                                   ------------    ------------
Income (loss) from continuing operations before income
    taxes and discontinued operations ..........................         21,190         (79,749)
Income tax expense .............................................           --              --
                                                                   ------------    ------------
Income (loss) from continuing operations .......................         21,190         (79,749)

Discontinued operations
    Gain on disposal of properties .............................           --            43,704
                                                                   ------------    ------------


Net income (loss) ..............................................   $     21,190    $    (36,045)
                                                                   ============    ============

Basic and diluted income (loss) per share
    Continuing operations ......................................   $       --      $       --
    Discontinued operations ....................................           --              --
                                                                   ------------    ------------
    Net income (loss) ..........................................   $       --      $       --
                                                                   ============    ============

Weighted average number of common shares outstanding:
    Basic ......................................................     16,432,232      15,686,040
    Diluted ....................................................     16,457,846      15,686,040


                             The accompanying notes are an integral
                               part of these financial statements.

                                               4




GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                                  Three Months Ended March 31,
                                                                        2005         2004
                                                                     ---------    ---------
Cash flows from operating activities
   Net income (loss) .............................................   $  21,190    $ (36,045)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization ..............................     155,384      158,984
      Discontinued operations - gain on sale of properties .......        --        (43,704)
      Accretion expense ..........................................       5,744        5,360
      Amortization of debt discount and debt issue costs .........       9,137       11,505
      Noncash for accounts payable-related party .................      34,255       33,750
      Change in operating assets and liabilities:
         Trade accounts receivable ...............................     (14,557)     998,281
         Inventories, at average cost ............................      (2,345)      (3,129)
         Prepaid expenses and other assets .......................      26,813      (42,013)
         Accounts payable ........................................      78,475     (848,030)
         Accrued expenses and other liabilities ..................      18,424      (24,387)
                                                                     ---------    ---------
              Net cash provided by operating activities ..........     332,520      210,572
                                                                     ---------    ---------

Cash flows from investing activities
      Capital expenditures .......................................     (14,762)     (27,072)
      Proceeds from contingent payment ...........................        --          4,003
      Decrease in certificates of deposit ........................        --        125,000
      Other assets ...............................................         864          664
                                                                     ---------    ---------
              Net cash provided (used) by investing activities ...     (13,898)     102,595
                                                                     ---------    ---------

Cash flows from financing activities
      Proceeds from borrowings ...................................        --        128,000
      Payments on borrowings .....................................    (304,716)    (302,244)
      Payments on accounts payable-related party .................     (39,556)     (31,566)
      Proceeds from exercise of stock options ....................      13,683         --
      Issuance of common stock ...................................        --           --
      Debt issue costs ...........................................        (925)         (59)
                                                                     ---------    ---------
              Net cash used by financing activities ..............    (331,514)    (205,869)
                                                                     ---------    ---------

Net increase (decrease) in cash and cash equivalents .............     (12,892)     107,298
Cash and cash equivalents at beginning of period .................     176,292      202,373
                                                                     ---------    ---------

Cash and cash equivalents at end of period .......................   $ 163,400    $ 309,671
                                                                     =========    =========

Supplemental Disclosures of Cash Flow Information:
      Cash paid for interest .....................................   $  64,806    $  68,697
                                                                     =========    =========


                           The accompanying notes are an integral
                             part of these financial statements.

                                             5

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

     The accompanying consolidated financial statements have been prepared by the Company, without audit. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Property and Equipment

     Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the year ended March 31, 2005, property and equipment included $93,889 of equipment financed under a capital lease, net of $6,111 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)


office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

     For the three months ended March 31, 2005 and 2004, depreciation expense was $148,207 and $151,807, respectively.

     Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount, and any impairment so determined is recorded in the current period. There have been no impairments of long-lived assets required during the three months ended March 31, 2005.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations"(discussed below) during the year ended December 31, 2003, and accordingly provides for the future asset retirement obligations related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability. The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the three months ended March 31, 2005 and 2004:

                                    Three Months Ended March 31,
                                    ---------------------------
                                       2005            2004
                                    -----------     -----------
          Beginning balance         $   320,657     $   299,218
          Accretion                       5,744           5,360
                                    -----------     -----------
          Ending balance            $   326,401     $   304,578
                                    -----------     -----------

Prepaid Expenses and Other Assets

     Effective November 15, 2004, the Company entered into a License Agreement with Advanced Energy, Inc. ("AER"), Allen Drilling Acquisition Company, a wholly
- owned subsidiary of AER ("ADAC") and Elgin Holdings, LLC, a Texas limited liability company controlled by AER, collectively referred herein as the AER Group. The Agreement provides for, among other things, the granting of a license for a Mehra Gas Treating Unit ("NRU") with capacity in excess of 5,000Mcf/d to the AER Group to process a minimum of 5,000Mcf/d of natural gas owned by the AER Group in the Madisonville Project area of mutual interest. In accordance with the provisions of the Agreement, the AER Group advanced to the Company a total of $91,250 for the advance payment of license fees for the first year. The Agreement also provides that of the $91,250 advance, $30,415 of such advance (33.33%) shall represent AER's portion of the prepaid license fee which the Company has recorded as revenue, and the balance of $60,835 shall be applicable to the Company's share of the License Fee under a joint particpation arrangement with respect to the NRU. The $60,835 advance will be repaid to the AER Group from cash flows from the processing of the gas through the NRU and is reflected in accrued expenses and other liabilities on the balance sheet.

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

Other Assets

     The Company's primary other asset, its license for a patented process to remove nitrogen from natural gas production, is being amortized to expense over the average 17-year life of the underlying patents. The latest of these patents expires in 2022. The net investment in the license was $263,976 at March 31, 2005, net of accumulated amortization of $157,074.

Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Income Taxes

     The Company has no current tax provision for the three months ended March 31, 2005 because the Company used net operating loss carry-forwards to offset pretax financial income. The Company has no current tax provision for the three months ended March 31, 2004 because the Company concluded that the tax benefits may not be realized in future periods and are therefore fully reserved in the accompanying financial statements. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates expected to apply when these differences reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that they will not be realized. The deferred tax provision is the result of changes in deferred tax assets and liabilities.

Stock-Based Compensation

     The Company accounts for that plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees," and related Interpretations. No stock-based employee compensation is reflected in net gain (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock at the date of grant.

     At March 31, 2005, the fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards, including the repriced options, was estimated assuming no expected dividends and the following weighted average assumptions for the three months ended March 31, 2005 and 2004:

                                                                March 31,
                                                          --------------------
                                                            2005        2004
                                                          --------    --------
          Expected life in years......................       -          4.8
          Expected stock price volatility.............       -           86%
          Risk-free interest rate.....................       -         2.97%
          Average fair value per option...............       -        $0.19

     For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the options' vesting period. The following table illustrates the effect on net income and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to its stock-based employee compensation for the three months ended March 31, 2005 and 2004:

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)


                                                                 March 31,
                                                           --------------------
                                                             2005        2004
                                                           --------    --------
      Net income (loss) - as reported..................    $ 21,190    $(36,045)

      Add (deduct) stock option compensation expense
        (income) recognized on repriced options........        --          --
      Deduct total stock-based employee compensation
        expense determined under fair value based
        method for all awards, net of related tax
        effects........................................      (1,700)     (5,522)
                                                           --------    --------
      Net income (loss) - pro forma....................    $ 19,490    $(41,567)
                                                           ========    ========

      Basic and diluted net income (loss) per share - as
      reported.........................................    $   --      $   --
                                                           ========    ========
      Basic and diluted net income (loss) per share - pro
      forma............................................    $   --      $   --
                                                           ========    ========

Earnings Per Share

     Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive. For the three months ended March 31, 2004, the diluted loss per common share is the same as basic loss per share since the effect of 34,526 potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive.

Accounting Pronouncements and Recent Regulatory Developments

     On December 16, 2004, as amended on April 14, 2005, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim reporting period for fiscal years beginning after December 15, 2005. We are in the process of determining the impact of the requirements of SFAS No. 123(R). We believe it is likely that the financial statement impact from the implementation of the requirements of SFAS No. 123(R) will significantly impact our future results of operations and we continue to evaluate it to determine the degree of significance.

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

     In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" is effective for fiscal years beginning after December 15, 2005. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)


provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of SFAS No. 154 is expected to have no impact on our consolidated financial statements.


Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's significant estimates include depreciation of long-lived assets, amortization of deferred loan costs, valuation of the ARO liability, and valuation of stock based transactions. Actual results could differ from those estimates.

(3)  Debt

Notes Payable

     Fort Cobb's revolving credit agreement provides for maximum available borrowings of up to $250,000 through May 22, 2005, which has been extended to August 20, 2005. Principal outstanding under the agreement accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at March 31, 2005 was 8%. The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt was capitalized as deferred loan costs and is being charged to interest expense ratably over the maturity period of the note. Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company. The Company had no available borrowings under the agreement as of March 31, 2005.

Long-term Debt

     Long-term debt at March 31, 2005 consisted of the following:

          Subordinated notes                       $     234,327
          Term note - Fort Cobb                          432,142
          Term note - Madisonville                       826,879
          Balloon note - Madisonville                    900,000
          Term note - Fort Cobb vehicles                  30,923
          Trade note payable                              21,533
                                                   -------------
                                                       2,445,804
          Less current maturities                     (1,218,972)
                                                   -------------
                                                   $   1,226,832
                                                   =============

Subordinated Notes

     In connection with the Recapitalization that was effective March 1, 1997, the Company issued subordinated promissory notes with a face amount of $1,171,700. The stated interest rate is 10% payable quarterly with equal annual principal payments beginning on March 1, 2000 and continuing through March 1, 2004. The Company calculated the fair market value of the notes to be $978,000 at March 1, 1997 and recorded the difference between fair value and the face amount as discount on subordinated notes. The discount was being amortized to interest expense using the interest method over the term of the subordinated notes. Such charge to interest expense was none and $4,612 for the three months ended March 31, 2005 and 2004, respectively. As a result, the effective interest rate of the subordinated notes is 15%.

     At March 31, 2005, the final principal payment totaling $234,327, which was due under these notes on March 1, 2004, remained unpaid and by their terms are in default. Due to the subordinated rights of the note holders, the Company was able to obtain a limited waiver from the bank for the violation of a Madisonville term loan agreement covenant not to allow such a default. The subordinated note holders have been separately notified that they will continue to receive interest at an annual rate of 10% on the final principal installment outstanding until such time as it is paid.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)


Term Note - Fort Cobb

     Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank. Principal outstanding under the note accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at March 31, 2005 was 8%. The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008. Costs of obtaining this debt are being charged to interest expense ratably over the term of the note. Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and the Company used the proceeds for general corporate purposes.

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

     At March 31, 2005, the March 2005 monthly payment totaling $70,000 was unpaid. The Company subsequently made this payment in April 2005.

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

Trade Note Payable

     Effective October 2003, in connection with the mediation settlement of a dispute with a vendor, the Company executed a trade note for $100,000, bearing no interest, payable in eighteen monthly installments of $5,200 and one final installment of $6,400. The note is secured by a lien on the Company's Crystal Beach terminal facility. Interest expense is being recognized over the life of the note at an imputed rate of 10%; accordingly, the obligation was initially recorded at its present value of $91,290 in the accompanying balance sheet.

Convertible Promissory Note

     In November 2004, the Company sold 316,665 shares of common stock to three directors at a price of $0.30 per share resulting in total proceeds of $95,000 in conjunction with the placement of a $115,000 convertible promissory note (the "Bridge Loan") to a private investor. The Bridge Loan accrues interest at a fixed rate of 8%, is unsecured and matures March 31, 2005, unless extended by the parties to September 30, 2005. The Bridge Loan also contained a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.30 per share. The value of the warrant was determined using the Black-Schoels option pricing model and was $8,789, which was recorded as a debt discount. Due to the fair market value of the stock being $0.27 on the effective date of the note, a beneficial conversion feature also existed totaling $17,988. The beneficial conversion feature was also recorded as a debt discount. The debt discount is being amortized to interest expense over the life of the note using the effective interest method. The Bridge Loan is convertible at any time until maturity into common stock of the Company at a conversion price of the greater of 85% of the average closing price of the Company's common stock for the 90 days prior to conversion, or $0.25 per share, the par value of the common stock. The promissory note and accrued interest was converted into 464,954 shares of common shares at $0.25 per share during December 2004. However, the shares were not issued until February 2005. At the time of the conversion, the remaining unamortized debt discount was charged to interest expense which totaled $26,777, inclusive of $5,400 previously amortized. The total amount converted of $116,239 was recorded as additional pad-in capital at December 31, 2004. The promissory noteholder also exercised a warrant issued in connection with the Bridge Loan for 100,000 shares at $0.30 per share in November 2004. However, the shares were not issued until February 2005. The total proceeds received of $30,000 was recorded in additional paid-in capital at December 31.

Letters of Credit

     As of March 31, 2005, the Company had outstanding letters of credit totaling $1,000,000.

(4)  Stockholders' Equity

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

(5)  Commitments and Contingencies

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

     The Company believes that it is likely that ADAC will elect to pay off the Balloon Note in exchange for an ownership interest in the pipeline facilities; however, the decision is beyond the Company's control. Therefore, the minimum return guaranteed to ADAC by the Company is being accrued ratably over the three-year term of the balloon note, and reduced by periodic price upside payments, if any, paid to ADAC. For each of the three months ended March 31, 2005 and 2004, interest expense was charged $33,750 reflecting the Company's obligation under the guarantee. In the accompanying consolidated balance sheet as of March 31, 2005, the noncurrent payable to ADAC includes an accrual of $78,809 for such amounts not yet paid. If ADAC elects to pay off the balloon note at maturity or before, the reserve portion of the ADAC payable will be credited to income.

     In connection with the July 27, 2005 sale of certain Madisonville assets (see note 7), the Company, Gateway Pipeline, Gateway Processing and ADAC entered into an amendment to the ADAC Agreement whereby, in lieu of ADAC's exercise of its equity participation option, Gateway Pipeline's 10 inch transmission pipeline asset would be contributed into a limited liability company that would be owned 66.67% by Gateway Pipeline and 33.33% by ADAC.

     The Company and its subsidiaries are parties to litigation and claims arising in the ordinary course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims, may be material to the consolidated financial statements.

(6)  Related Party Transactions

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

     Under the terms of the ADAC agreement, ADAC will receive, during the term of the Balloon Note, one-half of the price upside portion only, if any, of the monthly fee to be received by the Company pursuant to the Madisonville project agreements. Price upside payments made to ADAC during the three months ended March 31, 2005 and 2004 totaled $39,566, and $31,566, respectively.

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


GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

     Accrued expenses and other liabilities at March 31, 2005 include unpaid directors' fees of $54,833.

(7)  Subsequent Events

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

     Effective June 21, 2005, Steven W. Cattron was appointed by the Board of
Directors of the Company to fill the vacancy on the Board created by the resignation of Scott Heflin on October 21, 2004. Mr. Cattron will also serve as the Chair of the Audit Committee. Mr. Cattron is currently the owner of Cattron
Enterprises, Inc., a professional consulting practice focused on improving profitability of small to medium sized companies. Prior to that, he was the President and Chief Operating Officer of Missouri Gas Energy, a natural gas distribution company serving western Missouri as well as Vice President of Sales and Marketing and Regulatory Affairs for Kansas City Power and Light, an electric company serving western Missouri and eastern Kansas.

     Effective July 25, 2005, Gateway Pipeline Company and Gateway Processing
Company, wholly owned subsidiaries of the Company, sold their 4" gathering line and 3" injection line as well as the Processing Agreement in the First Amended and Restated Master Agreement dated February 5, 2003, all of which was part of the Company's Madisonville Pipeline Facility to a buyer for approximately $2.7 million. The Company will retain the 10" sales line and will become a transporter of gas from the Madisonville Plant to the sales point.

     The Company received $135,000 on July 25, 2005; however, the remainder of the funds will be paid by the buyer on or before August 31, 2005. If funding is not made by August 31, 2005, the Company may either seek collection of the purchased price or declare the transaction null and void. Just prior to final funding, ADAC will elect to exercise its right to its 33.33% ownership in the Madisonville pipeline facilities. Accordingly, its share of the sales proceeds, approximately $900,000, will be paid to them which at that time such funds will be used by ADAC to repay the $900,000 Balloon Note (see Note 3 above). Upon
ADAC's exercise of its option to the Madisonville pipeline facilities, the Company will own a remaining 66.66% interest in the 10" sales line which the Company will operate under a new transportation agreement to be entered into with the buyer of the Madisonville pipeline facilities. The Company will receive the remaining net proceeds from the sale of approximately $1.8 million. A portion of the proceeds from the sale will be used to pay off the remaining balance of the $1.5 million Term Note as well as the outstanding subordinated promissory notes.

     Following are the pro forma results of operations of the Company assuming the sales transaction has occurred as of January 1, 2004.

                                          Three Months Ended                 Year Ended
                                      ---------------------------    ----------------------------
                                            March 31, 2005               December 31, 2004
                                      ---------------------------    ----------------------------
                                      As Reported     Pro Forma      As Reported      Pro Forma
                                      ------------   ------------    ------------    ------------
Operating revenues ................   $  6,147,765   $  2,184,781    $ 22,969,271    $  7,630,709
Operating costs and expenses ......      6,035,476      2,208,380      23,370,291       8,619,969
Net income (loss) .................         21,190       (114,698)       (800,131)     (1,388,372)


Basic  and  diluted  income  (loss)   $       --     $      (0.01)   $      (0.05)   $      (0.09)
per share

Weighted average number of
common shares outstanding:
Basic .............................     16,432,232     16,432,232      15,822,715      15,822,715
Diluted ...........................     16,457,846     16,432,232      15,822,715      15,822,715

                                       14

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)


     Effective August 8, 2005, J. Darby Sere was appointed by the Board of Directors of Gateway Energy Corporation (the "Company") to fill a vacancy on the Board. Mr. Sere is currently the Chief Executive Officer and President of GeoMet, Inc., a coalbed methane exploration and development company. Prior to that, he was the President and Chief Executive Officer of Bellwether Exploration Company, a publicly traded natural gas and oil production company. Mr. Sere has also served as President and Chief Executive Officer of Bayou Resources, Inc. as well as Executive Vice President and Chief Operating Officer of Howell Petroleum Corporation.

(8)  Segment Disclosures

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

     The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements. The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses. Such amounts are before general and administrative expense, depreciation, interest income or expense or income taxes. Inter-segment sales of $449,000 and $422,000 were eliminated during consolidation for the three months ended March 31, 2005 and 2004.

     Summarized financial information of the Company's reportable segments, and a reconciliation of operating margin to consolidated net loss, is presented below:

                                                            Three Months
                                                           Ended March 31,
                                                      -------------------------
                                                         2005           2004
                                                      ----------     ----------
                  Onshore Operations
     Revenues..................................       $5,313,056     $4,458,619
     Operating margin..........................          332,520        331,872
     Depreciation and amortization.............           69,843         71,669
     Interest expense..........................           87,759         99,053
     Capital expenditures......................            6,747         17,778
     Total assets..............................        5,088,584      5,657,656

                  Offshore Operations
     Revenues..................................          236,953        114,145
     Operating margin..........................          175,052         50,310
     Depreciation and amortization.............           37,694         37,692
     Total assets..............................        1,401,767      1,443,919

                 Fort Cobb Operations
     Revenues..................................          597,756        600,456
     Operating margin..........................           91,850        124,835
     Depreciation and amortization.............           47,847         49,623
     Interest expense..........................           14,311         18,403
     Capital expenditures......................            8,015          9,294
     Total assets..............................        1,942,577      2,162,802


                         Total
     Revenues..................................        6,147,765      5,173,220
     Operating margin..........................          599,422        507,017
     Depreciation and amortization.............          155,384        158,984
     Interest expense..........................          102,070        117,456
     Capital expenditures......................           14,762         27,072
     Total assets..............................        8,423,928      9,264,377


          Reconciliation to net income (loss)
     Operating margin..........................     $    599,422        507,017
     Less:
       Depreciation and amortization...........          155,384        158,984
       Accretion expense.......................            5,744          5,360
       General and administrative..............          326,005        385,082
       Interest expense........................          102,070        117,456
     Plus:
       Other income, net.......................           10,971         80,116
       Discounted operations ..................             --           43,704
                                                    ------------     ----------

     Net income (loss).........................     $     21,190        (36,045)
                                                    ============     ==========

Item  2. Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance, and our future operations. In some cases, you can identify these forward-looking statements by the use of words such as "may," "will," "should," "anticipates," "believes," "expects," "plans," "future," "intends," "could," "estimate," "predict," "potential," "continue," or the negative of these terms or other similar expressions. These statements are only our predictions. Our actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described herein. We cannot guarantee future results, levels of activities, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

Critical Accounting Policies

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

     Under the contracts in place with the producer and Hanover, we have purchased the gas at the producer's wellhead and retained title to the gas throughout the treating process until the pipeline quality gas is delivered to the sales outlet at the end of the Company's 10-inch pipeline. From the proceeds from the sale of the pipeline quality gas, we have deducted a fixed treating fee and an additional amount when the sales price per unit of the pipeline quality gas exceeds a threshold price per unit. The remaining balance, after minor adjustments, has been paid to the producer for the wellhead production.

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

     Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount. There was no impairment required as of March 31, 2005.

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

Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's significant estimates include depreciation of long-lived assets, amortization of deferred loan costs, valuation of the ARO liability, and valuation of stock based transactions. Actual results could differ from those estimates.

Accounting Pronouncements and Recent Regulatory Developments

     On December 16, 2004, as amended on April 14, 2005, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim reporting period for fiscal years beginning after December 15, 2005. We are in the process of determining the impact of the requirements of SFAS No. 123(R). We believe it is likely that the financial statement impact from the implementation of the requirements of SFAS No. 123(R) will significantly impact our future results of operations and we continue to evaluate it to determine the degree of significance.

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

     In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" is effective for fiscal years beginning after December 15, 2005. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of SFAS No. 154 is expected to have no impact on our consolidated financial statements.

Results of Operations

General

     The Henry Hub closing index price for natural gas during the three months ended March 31, 2005 averaged $6.22 per MMBtu, compared to $6.07 for the same period of the prior year. In the accompanying financial statements, the Company's revenues from sales of natural gas, along with the cost of natural gas purchased, increased proportionately from prior year levels. Because the Company buys and sells gas under "back-to-back" purchase and sale contracts designed to minimize commodity price risk, the Company's net operating margin is relatively insensitive to fluctuations in the market price of gas. Accordingly, the Company evaluates each of its activities based on the operating margin it produces. The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. Management reviews and evaluates the operations of three main segments--Onshore operations, Offshore operations and Fort Cobb operations.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total Operations
                                               Three Months Ended March 31,
                                                -------------------------
                                                   2005           2004
                                                ----------     ----------
     Revenues.............................      $6,147,765     $5,173,220
     Operating margin.....................         599,422        507,017
     Depreciation and amortization........         155,384        158,984

     Operating margins for the three months ended March 31, 2005 increased $92,000 compared to the same period of the prior year. Offshore operating margin increased $125,000, Onshore operating margins increased $1,000, and Fort Cobb operating margins decreased by $33,000. These segments are discussed individually below in greater detail.

Onshore Operations
                                               Three Months Ended March 31,
                                                -------------------------
                                                   2005           2004
                                                ----------     ----------
     Revenues............................       $5,313,056     $4,458,619
     Operating margin....................          332,520        331,872
     Depreciation and amortization.......           69,843         71,669

     Operating margins for onshore operations increased in the first quarter by $1,000 from the same period of the prior year. The increase was mainly due increased throughput volumes at the Company's Waxahachie pipeline facility.

Offshore Operations
                                               Three Months Ended March 31,
                                                -------------------------
                                                   2005           2004
                                                ----------     ----------
     Revenues.............................      $  236,953     $  114,145
     Operating margin.....................         175,052         50,310
     Depreciation and amortization........          37,694         37,692

     Operating margins for offshore operations increased in the first quarter by $125,000 from the same period of the prior year. This increase is due to an increase of 8,000 MMbtu per day on the Company's Pirates' Beach system.

Fort Cobb Operations
                                               Three Months Ended March 31,
                                                -------------------------
                                                   2005           2004
                                                ----------     ----------
     Revenues............................       $  597,756     $  600,456
     Operating margin....................           91,850        124,835
     Depreciation and amortization.......           47,847         49,623

     Operating margins for Fort Cobb operations decreased in the first quarter by $33,000 from the same period of the prior year due to an increase in the deferred fuel cost component of gas purchase costs.

     General and administrative expenses for the quarter decreased by $59,000 compared to 2004, or 15%, primarily due to reduced wages and salaries as well as employee related benefits, partially offset by an increase in consulting and legal fees. The reduction in salaries was due to the departure of the CEO and CFO of the Company during the fourth quarter of 2004.

     Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement. Interest expense for the three months ended March 31, 2005 and 2004 included $33,750 in each period recognized in connection with the reserve for the ADAC guarantee.

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

     The Company has available cash of $163,400 at March 31, 2005.

     Net cash provided by operating activities totaled $333,000 for the three months ended March 31, 2005, compared to $211,000 during the same period of the previous year.

     Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally generated funds and available cash and bank borrowings as needed. The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

     The Company sold 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002. Cash of $839,000 was received at closing, and a contingent payment of up to $260,000 was to be received in the fourth quarter of 2003 based on subsequent performance of the assets. The Company received $4,003 of the final contingent payment of $43,704 due and recorded $43,704 as gain on sale of the assets during the period ended March 31, 2004.

     Fort Cobb's revolving credit agreement provides for maximum available borrowings of up to $250,000 through May 22, 2005, which has been extended to August 20, 2005. Principal outstanding under the agreement accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at March 31, 2005 was 8%. The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt was capitalized as deferred loan costs and is being charged to interest expense ratably over the maturity period of the note. Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company. The Company had no available borrowings under the agreement as of March 31, 2005.

     Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank. Principal outstanding under the note accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at March 31, 2005 was 8%. The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008. Costs of obtaining this debt was capitalized as deferred loan costs and is being charged to interest expense ratably over the maturity period of the note. Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and then the Company used the proceeds for general corporate purposes.

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

     At March 31, 2005, the March 2005 monthly payment totaling $70,000 was unpaid. The Company subsequently made this payment in April 2005.

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

     At March 31, 2005, the final principal payment totaling $234,327, which was due under the Company's subordinated notes on March 1, 2004, remained unpaid and by their terms are in default. Due to the subordinated rights of the note holders, the Company was able to obtain a limited waiver from the bank for the violation of a Madisonville term loan agreement covenant not to allow such a default. The subordinated note holders have been separately notified that they will continue to receive interest at an annual rate of 10% on the final principal installment outstanding until such time as it is paid.

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

     At March 31, 2005, the Company's long-term debt to total capitalization was approximately 25%.

     At March 31, 2005, the Company had outstanding letters of credit totaling $1,000,000.

     Natural gas prices as represented by the NYMEX Henry Hub index averaged $6.22 and $6.07 for the three months ended March 31, 2005 and 2004. Apart from the Madisonville Pipeline Facilities, the Company's operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements. However, natural gas prices can affect exploration and development which can result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements at March 31, 2005; however, see Note 5 to the consolidated financial statements regarding Commitment and Contingencies.



Subsequent Events

     Effective July 25, 2005, Gateway Pipeline Company and Gateway Processing
Company, wholly owned subsidiaries of the Company, sold their 4" gathering line and 3" injection line as well as the Processing Agreement in the First Amended and Restated Master Agreement dated February 5, 2003, all of which was part of the Company's Madisonville Pipeline Facility to a buyer for approximately $2.7 million. The Company will retain the 10" sales line and will become a transporter of gas from the Madisonville Plant to the sales point.

     The Company received $135,000 on July 25, 2005; however, the remainder of the funds will be paid by the buyer on or before August 31, 2005. If funding is not made by August 31, 2005, the Company may either seek collection of the purchased price or declare the transaction null and void. Just prior to final funding, ADAC will elect to exercise its right to its 33.33% ownership in the Madisonville pipeline facilities. Accordingly, its share of the sales proceeds, approximately $900,000, will be paid to them which at that time such funds will be used by ADAC to repay the $900,000 Balloon Note (see Note 3 above). Upon
ADAC's exercise of its option to the Madisonville pipeline facilities, the Company will own a remaining 66.66% interest in the 10" sales line which the Company will operate under a new transportation agreement to be entered into with the buyer of the Madisonville pipeline facilities. The Company will receive the remaining net proceeds from the sale of approximately $1.8 million. A portion of the proceeds from the sale will be used to pay off the remaining balance of the $1.5 million Term Note as well as the outstanding subordinated promissory notes.

     Following are the pro forma results of operations of the Company assuming the sales transaction has occurred as of January 1, 2004.

                                                Three Months Ended                  Year Ended
                                            ---------------------------    ----------------------------
                                                   March 31, 2005                December 31, 2004
                                            ---------------------------    ----------------------------
                                            As Reported     Pro Forma      As Reported      Pro Forma
                                            ------------   ------------    ------------    ------------
Operating revenues ......................   $  6,147,765   $  2,184,781    $ 22,969,271    $  7,630,709
Operating costs and expenses ............      6,035,476      2,208,380      23,370,291       8,619,969
Net income (loss) .......................         21,190       (114,698)       (800,131)     (1,388,372)


Basic  and  diluted  income  (loss) .....   $       --     $      (0.01)   $      (0.05)   $      (0.09)
per share

Weighted average number of
common shares outstanding:
Basic ...................................     16,432,232     16,432,232      15,822,715      15,822,715
Diluted .................................     16,457,846     16,432,232      15,822,715      15,822,715

     The Company estimates that the quarterly impact of the sale in 2005 is to reduce gross profit by approximately $150,000, which will be offset by a reduction in interest expense of approximately $80,000.

Item 3.  Controls and Procedures
         -----------------------

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

                                       22

     As required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company is required to carry out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Due to the change in executive management of the Company, it was not possible to carry out this evaluation for the prescribed period subsequent to October 2004 through June 2005. An interim President was put into place who was a Board member of the Company. The void in these executive positions created an internal control weakness with regard to monitoring and segregation of responsibilities in the area of processing and recording of transactions and reconciliation of financial statement accounts which were being maintained by staff of the Company without adequate oversight. In addition the Company did not have employed resources sufficient to complete the appropriate filings timely and with a satisfactory level of quality to be acceptable to the Securities and Exchange Commission ("SEC"). Accordingly, the Company was not able to complete the financial statement audit in the time required to file the Form 10-KSB for the year ended December 31, 2004 or to complete the review in time to file the Form 10-QSB for the quarterly period ending March 31, 2005 in order to remain compliant with SEC reporting requirements.

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

                                     Part II
                                     -------

Item 1.   Legal Proceedings
          -----------------

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

Item 2.   Unregistered Sales of Securities and Use of Proceeds
          ----------------------------------------------------

     Set forth is certain information concerning all issuances of securities by us during the quarter ended March 31, 2005, that were not registered under the Securities Act and that have not been previously properly reported. All sales of the securities were made by our officers who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described.

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



Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits
          --------

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


                                            GATEWAY ENERGY CORPORATION

                                            /s/  Robert Panico
                                            -----------------------------------
                                                 Robert Panico
                                                 President and
                                                 Chief Executive Officer



                                            /s/  Christopher M. Rasmussen
                                            -----------------------------------
                                                 Christopher M. Rasmussen
                                                 Chief Financial Officer

          August 10, 2005
-----------------------------
(Date)