Form 10QSB
period 2005-06-30
GATEWAY ENERGY CORP/NE
filed 2005-08-22
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the transition period from
                                        to
                             ----------   ----------

                           Commission File No. 0-6404


                           GATEWAY ENERGY CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                       44-0651207
 ------------------------------                   ------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                              Number)

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
                                  Yes  X  No
                                     -----  -----

As of August 15, 2005, the Issuer had 16,913,303 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes     No  X
                                                   -----  -----

                                   FORM 10-QSB

                                     Part I
                                     ------

Item  1.  Financial Statements
          --------------------
                                                                            Page
                                                                            ----

          Unaudited Consolidated Balance Sheet
          as of June 30, 2005                                                 2

          Unaudited Consolidated Statements of Operations
          for the three months and six months ended June 30, 2005
          and June 30, 2004                                                   3

          Unaudited Consolidated Statements of Cash Flows
          for the six months ended June 30, 2005
          and June 30, 2004                                                   4

          Notes to Unaudited Consolidated Financial Statements                5

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)
June 30, 2005



ASSETS
Current Assets
   Cash and cash equivalents ...................................   $    513,325
   Trade accounts receivable ...................................        959,860
   Inventories, at average cost ................................         47,224
   Prepaid expenses and other assets ...........................        151,887
                                                                   ------------
        Total current assets ...................................      1,672,296
                                                                   ------------

Property and Equipment, at cost
   Gas gathering, processing and transportation ................     10,387,856
   Office furniture and other equipment ........................        818,364
                                                                   ------------
                                                                     11,206,220
   Less accumulated depreciation and amortization ..............     (4,544,707)
                                                                   ------------
                                                                      6,661,513
                                                                   ------------
Other Assets
   Investment in AET license, net of accumulated
      amortization of $164,251 .................................        256,799
   Other .......................................................         85,856
                                                                   ------------
                                                                        342,655
                                                                   ------------
        Total assets ...........................................   $  8,676,464
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable ............................................   $  1,368,070
   Accrued expenses and other liabilities ......................        300,599
   Notes payable ...............................................        247,514
   Current maturities of long-term debt ........................      1,011,547
   Current maturities of capital lease .........................         11,414
                                                                   ------------
        Total current liabilities ..............................      2,939,144
                                                                   ------------

Noncurrent Liabilities
   Future asset retirement obligations .........................        332,145
   Accounts payable-related party ..............................        102,028
                                                                   ------------
                                                                        434,173
                                                                   ------------

Long-term debt, less current maturities ........................      1,191,235
Long-term capital lease, less current maturities ...............         69,101

Commitments and contingencies ..................................           --

Stockholders' Equity
   Preferred stock - $1.00 par value; 10,000 shares authorized;
      no shares issued and outstanding .........................           --
   Common stock - $0.25 par value; 35,000,000 shares authorized;
      16,913,303 shares issued and outstanding .................      4,228,324
   Additional paid-in capital ..................................     16,093,840
   Accumulated deficit .........................................    (16,279,353)
                                                                   ------------
        Total stockholders' equity .............................      4,042,811
                                                                   ------------
        Total liabilities and stockholders' equity .............   $  8,676,464
                                                                   ============


   The accompanying notes are an integral part of these financial statements.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                        Three Months Ended June 30,      Six Months Ended June 30,
                                                       ----------------------------    ----------------------------
                                                           2005            2004            2005            2004
                                                       ------------    ------------    ------------    ------------
Operating revenues
    Sales of natural gas ...........................   $  5,712,671    $  5,863,666    $ 11,609,881    $ 10,909,475
    Transportation of natural gas and liquids ......        366,148          89,187         579,339         180,160
    Treating and other .............................         50,221          36,738          87,587          73,176
                                                       ------------    ------------    ------------    ------------
                                                          6,129,040       5,989,591      12,276,807      11,162,811
                                                       ------------    ------------    ------------    ------------
Operating costs and expenses
    Cost of natural gas purchased ..................      5,242,284       5,363,934      10,583,471       9,802,472
    Operation and maintenance ......................        237,138         235,109         444,296         462,773
    Depreciation and amortization ..................        127,062         157,183         282,448         316,167
    Accretion expense ..............................          5,745           5,361          11,488          10,719
    General and administrative .....................        323,218         443,063         649,221         828,149
                                                       ------------    ------------    ------------    ------------
                                                          5,935,447       6,204,650      11,970,924      11,420,280
                                                       ------------    ------------    ------------    ------------
Operating income (loss) ............................        193,593        (215,059)        305,883        (257,469)

Other income (expense)
    Interest expense ...............................        (99,040)       (106,403)       (201,108)       (223,859)
    Other income (expense), net ....................          4,846            (402)         15,814          79,715
                                                       ------------    ------------    ------------    ------------
                                                            (94,194)       (106,805)       (185,294)       (144,144)
                                                       ------------    ------------    ------------    ------------
Income (loss) from continuing operations before
    income taxes and discontinued operations .......         99,399        (321,864)        120,589        (401,613)
Income tax expense .................................           --              --              --              --
                                                       ------------    ------------    ------------    ------------
Income (loss) from continuing operations ...........         99,399        (321,864)        120,589        (401,613)

Discontinued operations
    Gain (loss) on disposal of properties ..........           --            (1,224)           --            42,480
                                                       ------------    ------------    ------------    ------------

Net income (loss) ..................................   $     99,399    $   (323,088)   $    120,589    $   (359,133)
                                                       ============    ============    ============    ============

Basic and diluted income (loss) per share
    Continuing operations ..........................   $       0.01    $      (0.02)   $       0.01    $      (0.02)
    Discontinued operations ........................           --              --              --              --
                                                       ------------    ------------    ------------    ------------
    Net Income (loss) ..............................   $       0.01    $      (0.02)   $       0.01    $      (0.02)
                                                       ============    ============    ============    ============

Weighted average number of common shares outstanding
    Basic ..........................................     16,796,819      15,714,442      16,615,533      15,700,320
    Diluted ........................................     16,798,207      15,714,442      16,746,755      15,700,320


                     The accompanying notes are an integral part of these financial statements.

                                                         3




GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                              Six Months
                                                                            Ended June 30,
                                                                        ----------------------
                                                                          2005         2004
                                                                        ---------    ---------
Cash flows from operating activities
   Net income (loss) ................................................   $ 120,589    $(359,133)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization .................................     282,448      316,167
      Discontinued operations-gain on sale of properties ............        --        (42,480)
      Common stock issued for director's fees .......................        --         29,997
      Accretion expense .............................................      11,488       10,719
      Noncash for accounts payable-related party ....................      68,523       86,612
      Amortization of debt discount and debt issue costs ............      17,353       19,954
      Change in operating assets and liabilities:
        Trade accounts receivable ...................................      (6,844)     893,807
        Inventories, at average cost ................................      (1,026)      (3,379)
        Prepaid expenses and other assets ...........................     (19,856)     (71,770)
        Accounts payable ............................................     430,033     (870,022)
        Accrued expenses and other liabilities ......................      20,394       71,720
                                                                        ---------    ---------
           Net cash provided by operating activities ................     923,102       82,192
                                                                        ---------    ---------

Cash flows from investing activities
   Capital expenditures .............................................     (16,556)     (41,382)
   Proceeds from contingent payment .................................        --         42,480
   Decrease in certificates of deposit ..............................        --        125,000
   Other assets .....................................................       1,479        1,328
                                                                        ---------    ---------
           Net cash provided by (used in) investing activities ......     (15,077)     127,426
                                                                        ---------    ---------

Cash flows from financing activities
   Proceeds from borrowings .........................................        --        167,000
   Payments on borrowings ...........................................    (550,433)    (344,181)
   Payments on accounts payable-related party .......................     (94,243)     (58,019)
   Proceeds from exercise of stock options ..........................      13,684         --
   Proceeds from issuance of common stock ...........................      60,000         --
   Debt issue costs .................................................        --        (85,566)
                                                                        ---------    ---------
           Net cash used in financing activities ....................    (570,992)    (320,766)
                                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents ................     337,033     (111,148)
Cash and cash equivalents at beginning of period ....................     176,292      202,373
                                                                        ---------    ---------

Cash and cash equivalents at end of period ..........................   $ 513,325    $  91,225
                                                                        =========    =========

Supplemental Disclosures of Cash Flow Information:
      Cash paid for interest ........................................   $ 113,654    $ 127,114
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

     Under the contracts in place with the producer and Hanover Compression Limited Partnership, we purchase the gas at the producer's wellhead and retain title to the gas throughout the treating process until the pipeline quality gas is delivered to the sales outlet at the end of the Company's 10-inch pipeline. From the proceeds from the sale of the pipeline quality gas, we deduct a fixed treating fee and an additional amount when the sales price per unit of the pipeline quality gas exceeds a threshold price per unit. The remaining balance, after minor adjustments, is paid to the producer for the wellhead production.

Property and Equipment

     Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. At June 30, 2005, property and equipment included $100,000 of equipment financed under a capital lease and $6,944 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

     For the three and six months ended June 30, 2005 and 2004, depreciation expense was $119,886 and $268,093 and $148,339 and $300,146, respectively.

     Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount, and any impairment so determined is recorded in the current period. There have been no impairments of long-lived assets required during the six months ended June 30, 2005 and 2004.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations" during the year ended December 31, 2003, and accordingly provides for the future asset retirement obligations related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability. The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the six months ended June 30, 2005 and 2004:

                                           Six Months Ended June 30,
                                   ----------------------------------------

                                           2005                    2004
                                   ----------------        ---------------
          Beginning balance        $        320,657        $       299,218
          Accretion                          11,488                 10,719
                                   ----------------        ---------------
          Ending balance           $        332,145        $       309,937
                                   ================        ===============


Prepaid Expenses and Other Assets

     Effective November 15, 2004, the Company entered into a License Agreement with Advanced Energy, Inc. ("AER"), Allen Drilling Acquisition Company, a wholly
- owned subsidiary of AER ("ADAC") and Elgin Holdings, LLC, a Texas limited liability company controlled by AER, collectively referred herein as the AER Group. As referred to in Note 6, these entities are also related parties. The Agreement provides for, among other things, the granting of a license for a Mehra Gas Treating Unit ("NRU") with capacity in excess of 5,000Mcf/d to the AER Group to process a minimum of 5,000Mcf/d of natural gas owned by the AER Group in the Madisonville Project area of mutual interest. In accordance with the provisions of the Agreement, the AER Group advanced to the Company a total of $91,250 for the advance payment of license fees for the first year. The Agreement also provides that of the $91,250 advance, $30,415 of such advance (33.33%) shall represent AER's portion of the prepaid license fee which the Company has recorded as revenue, and the balance of $60,835 shall be applicable to the Company's share of the license fee under a joint particpation arrangement with respect to the NRU. The $60,835 advance will be repaid to the AER Group from cash flows from the processing of the gas through the NRU and is reflected in accrued expenses and other liabilities on the balance sheet.

     In late December 2004, the Company tendered to Advanced Extraction Technolgies, Inc. ("AET") $91,250 as a pre-payment for 2005 License Fees pursuant to Section 2.3 of the License Agreement with AET. The $91,250 is reflected in prepaid expenses and other assets on the balance sheet. AET returned the check to the Company, and alleged that such pre-payment did not meet the requirements for installed target capacity for retention of the exclusivity provisions of the License Agreement after December 31, 2004. In

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


January 2005, AET notified the Company that a dispute, as defined in the License Agreement, exists and therefore the matter would be moved to arbitration. The arbitration hearing has been scheduled for October 26, 2005.

Other Assets

     The Company's primary other asset, its license for a patented process to remove nitrogen from natural gas production, is being amortized to expense over the average 17-year life of the underlying patents. The latest of these patents expires in 2022. The net investment in the license was $256,799 at June 30, 2005, net of accumulated amortization of $164,251.

Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Income Taxes

     The Company has no current tax provision for the three months and six months ended June 30, 2005 because the Company reversed a portion of its deferred tax asset valuation allowance and used net operating loss carry-forwards to offset pretax financial income. The Company has no current tax provision for the three months and six months ended June 30, 2004 because the Company concluded that the tax benefits may not be realized in future periods and are therefore fully reserved in the accompanying financial statements. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates expected to apply when these differences reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that they will not be realized. The deferred tax provision is the result of changes in deferred tax assets and liabilities.

Stock-Based Compensation

     The Company accounts for that plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock at the date of grant.

     The fair value of the Company's stock-based awards to employees are estimated using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. There were no options issued to employees during the six months ended June 30, 2005. The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted average assumptions for the six months ended June 30, 2004:

                                                            June 30,
                                                 -------------------------------
                                                     2005              2004
                                                 --------------    -------------
          Expected life in years...............        -                4.5
          Expected stock price volatility......        -                 85%
          Risk-free interest rate..............        -               2.97%
          Average fair value per option........        -               $0.14

     For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the options' vesting period. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to its stock-based employee compensation for the three months and six months ended June 30, 2005 and 2004.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


                                                   Three Months               Six Months
                                                   Ended June 30,           Ended June 30,
                                              ----------------------    ----------------------
                                                2005         2004         2005         2004
                                              ---------    ---------    ---------    ---------
     Net income (loss) - as reported ......   $  99,399    $(323,088)   $ 120,589    $(359,133)
     Add (deduct) stock option compensation
      expense (income) recognized on
      repriced options ...................        --           --           --           --
     Deduct total stock-based employee
      compensation expense determined
      under fair value based method for
      all awards, net of related tax
      effects ............................       (1,025)      (4,604)      (2,725)     (10,535)
                                              ---------    ---------    ---------    ---------
     Net income (loss) - pro forma .......    $  98,374    $(327,692)   $ 117,864    $(369,668)
                                              =========    =========    =========    =========

     Basic and diluted net income (loss)
      per share - as reported ............    $    0.01    $   (0.02)   $    0.01    $   (0.02)
                                              =========    =========    =========    =========
     Basic and diluted net income (loss)
      per share - pro forma ..............    $    0.01    $   (0.02)   $    0.01    $   (0.02)
                                              =========    =========    =========    =========

Earnings Per Share

     Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period.
Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.
Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive. For the three and six months ended June 30, 2004, potentially dilutive common shares totaling 31,243 and 36,082, respectively, have been excluded from the computation of diluted loss per share because their effects are antidilutive.
Accordingly, Diluted loss per common share is the same as basic loss per share for the three and six month periods ended June 30, 2004.

                                                   Three Months Ended          Six Months Ended
                                                        June 30,                   June 30,
                                                 -----------------------   -----------------------
                                                    2005         2004         2005         2004
                                                 ----------   ----------   ----------   ----------
Weighted average number of common shares
    outstanding ..............................   16,796,819   15,714,442   16,615,533   15,700,320

Dilutive effect of common stock
    options, warrants and convertible debt
    conversions............. .................        1,388         --        131,280         --
                                                 ----------   ----------   ----------   ----------

Weighted Average Number of shares for
    computation of fully diluted net income
    (loss) per share .........................   16,798,207   15,714,442   16,746,755   15,300,320
                                                 ==========   ==========   ==========   ==========


Accounting Pronouncements and Recent Regulatory Developments

     On December 16, 2004, as amended on April 14, 2005, the FASB issued SFAS
No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No.
123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim reporting period for fiscal years beginning after December 15, 2005. We are in the process of determining the impact of the requirements of SFAS No. 123(R). We believe it is likely that the financial

                                       8

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


statement impact from the adoption of the requirements of SFAS No. 123(R) may significantly impact our future results of operations and we continue to evaluate it to determine the degree of significance.

     In December 2004, SFAS No. 153, "Exchanges of Nonmonetary Assets -- an amendment of Accounting Principles Board ("APB") Opinion No. 29," became effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no material impact on our financial statements.

     In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3," became effective for fiscal years beginning after December 15, 2005. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of SFAS No. 154 is expected to have no material impact on our financial statements.

Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's significant estimates include depreciation of long-lived assets, amortization of deferred loan costs, valuation of the ARO liability, and valuation of stock-based transactions. Actual results could differ from those estimates.

(3)  Debt

Notes Payable

     Fort Cobb's revolving credit agreement provides for maximum available borrowings of up to $250,000 through May 22, 2005, which has been extended to August 20, 2005. The Company is currently negotiating an extension of the maturity date with the bank. Principal outstanding under the agreement accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at June 30, 2005 was 8%. The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt was capitalized as deferred loan costs and is being charged to interest expense ratably over the maturity period of the note. Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company. The Company had no available borrowings under the agreement as of June 30, 2005.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


Long-term Debt

     Long-term debt at June 30, 2005 consisted of the following:

           Subordinated notes                       $     234,327
           Term note - Fort Cobb                          402,886
           Term note - Madisonville                       631,939
           Balloon note - Madisonville                    900,000
           Term note - Fort Cobb vehicles                  27,284
           Trade note payable                               6,346
                                                    -------------
                                                        2,202,782
           Less current maturities                     (1,011,547)
                                                    -------------
                                                    $   1,191,235
                                                    =============

Subordinated Notes

     In connection with the Recapitalization that was effective March 1, 1997, the Company issued subordinated promissory notes with a face amount of $1,171,700. The stated interest rate is 10% payable quarterly with equal annual principal payments beginning on March 1, 2000 and continuing through March 1, 2004. The Company calculated the fair market value of the notes to be $978,000 at March 1, 1997 and recorded the difference between fair value and the face amount as discount on subordinated notes. The discount was being amortized to interest expense using the interest method over the term of the subordinated notes. Such charge to interest expense was none and $4,612 for the six months ended June 30, 2005 and 2004, respectively. As a result, the effective interest rate of the subordinated notes is 15% during the period that the discount was being amortized.

     At June 30, 2005, the final principal payment totaling $234,327, which was due under these notes on March 1, 2004, remained unpaid and by their terms are in default. Due to the subordinated rights of the note holders, the Company was able to obtain a limited waiver from the bank for the violation of a Madisonville term loan agreement covenant not to allow such a default. The subordinated note holders have been separately notified that they will continue to receive interest at an annual rate of 10% on the final principal installment outstanding until such time as it is paid.

Term Note - Fort Cobb

     Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank. Principal outstanding under the note accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at June 30, 2005 was 8%. The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008. Costs of obtaining this debt are being charged to interest expense ratably over the term of the note. Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and the Company used the proceeds for general corporate purposes.

Term Note - Madisonville

     Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company, (the "Borrowers"), entered into a $1.5 million term note agreement with a bank with an interest rate of 7.25%. Effective November 15, 2003, the term note agreement was amended to modify provisions governing intercompany debt payments from the Borrowers to Gateway Energy Corporation. Effective March 31, 2004, the term note agreement was further amended to provide an interest-only period for the months of April through July 2004. Thereafter the note requires 16 monthly payments of principal and interest of $70,000, with a final payment of approximately $204,000, representing unpaid principal and accrued, but unpaid, interest due at the December 31, 2005 maturity date. Costs of securing this debt are being charged to interest expense ratably over term of the note. The proceeds were used to finance the construction of the Madisonville pipeline facilities. The term note is collateralized with the Company's economic interest in the Madisonville project and the Waxahachie pipeline system, and the Company has guaranteed the loan and pledged the common stock of the Borrowers. The term note agreement contains cross collateral and cross default provisions linking it to the Balloon Note, described below. All other terms and conditions of the term note, including the maturity date, remained the same.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


     At June 30, 2005, the June 2005 monthly payment totaling $70,000 was unpaid. The Company subsequently made this payment in July 2005.


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

     Under the terms of the agreement with ADAC, dated March 6, 2003 (the "Agreement"), ADAC agreed to provide security acceptable to the Company's primary bank to allow the Company to borrow the proceeds of the Balloon Note. In exchange, ADAC will receive, during the term of the Balloon Note, one-half (50%) of the price upside portion only, if any, of the monthly fee to be received by the Company pursuant to the Madisonville project agreements. Under the Agreement, ADAC will have the option to either: (i) receive at the end of the term of the Balloon Note a lump-sum payment, which when added to the payments received, if any, for the price upside portion, will result in a 15% pre-tax internal rate of return on the $900,000, or (ii) pay off the Balloon Note on or before the end of the Balloon Note term in exchange for a 33.33% ownership interest in the Madisonville pipeline facilities from that date forward. The Company is obligated to pay the periodic interest payments to the bank during the 37 month term of the Balloon Note. Further, the Company granted liens, subordinate to the Company's bank liens, on the Company's economic interest in the Madisonville project, its Waxahachie pipeline system, and its Fort Cobb subsidiary. The agreement contains cross collateral and cross default provisions linking it to the Madisonville Term Note.

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

Convertible Promissory Note

     In November 2004, the Company sold 316,665 shares of common stock to three directors at a price of $0.30 per share resulting in total proceeds of $95,000 in conjunction with the placement of a $115,000 convertible promissory note (the "Bridge Loan") to a private investor. The Bridge Loan accrues interest at a fixed rate of 8%, is unsecured and matures March 31, 2005, unless extended by

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


the parties to September 30, 2005. The Bridge Loan also contained a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.30 per share. The value of the warrant was determined using the Black-Schoels option pricing model and was $8,789, which was recorded as a debt discount. Due to the fair market value of the stock being $0.27 on the effective date of the note, a beneficial conversion feature also existed totaling $17,988. The beneficial conversion feature was also recorded as a debt discount. The debt discounts are being amortized to interest expense over the life of the note using the effective interest method. The Bridge Loan is convertible at any time until maturity into common stock of the Company at a conversion price of the greater of 85% of the average closing price of the Company's common stock for the 90 days prior to conversion, or $0.25 per share, the par value of the common stock. The promissory note and accrued interest was converted into 464,954 shares of common shares at $0.25 per share during December 2004. However, the shares were not issued until February 2005. At the time of the conversion, the remaining unamortized debt discount was charged to interest expense which totaled $26,777, inclusive of $5,400 previously amortized. The total amount converted of $116,239 was recorded as additional paid-in capital at December 31, 2004. The promissory noteholder also exercised a warrant issued in connection with the Bridge Loan for 100,000 shares at $0.30 per share in November 2004. However, the shares were not issued until February 2005. The total proceeds received of $30,000 was recorded in additional paid-in capital at December 31, 2004.

Letters of Credit

     As of June 30, 2005, the Company had outstanding letters of credit totaling $650,000.

(4)  Stockholders' Equity

     During February 2005, the Company issued 464,954 shares to a private party which pertained to the December 2004 conversion of the Bridge Loan and accrued interest. The Company also issued 100,000 shares to the same party which pertained to the November 2004 exercise of the warrant which was granted along with the Bridge Loan.

     During February 2005, a former employee of the Company exercised a stock option for 53,333 shares of common stock at $0.2565 per share for total proceeds of $13,684.

     During May 2005, the Company issued 100,000 shares of common stock to a director of the Company at $0.30 per share for total proceeds of $30,000.

     During May 2005, the Company issued 100,000 shares of common stock to a private investor at $0.30 per share for total proceeds of $30,000.

(5)  Commitments and Contingencies

     In connection with securing the Balloon Note described in Note 3 that was used to finance part of the construction costs of the Madisonville pipeline facilities, the Company is obligated at ADAC's option to either: (i) pay at the end of the term of the Balloon Note a lump-sum, which when added to the payments made, if any, for the price upside portion, will result in ADAC receiving a 15% pre-tax internal rate of return on the $900,000, or (ii) convey to ADAC a one-third ownership interest in the pipeline facilities in exchange for ADAC paying off the Balloon Note on or before the end of the balloon note term. The Company is obligated to pay the periodic interest payments to the bank during the three-year term of the Balloon Note.

     The Company believes that it is likely that ADAC will elect to pay off the Balloon Note in exchange for an ownership interest in the pipeline facilities; however, the decision is beyond the Company's control. Therefore, the minimum return guaranteed to ADAC by the Company is being accrued ratably over the three-year term of the balloon note, and reduced by periodic price upside payments, if any, paid to ADAC. For each of the six months ended June 30, 2005 and 2004, interest expense was charged $67,500, reflecting the Company's obligation under the guarantee. For each of the three months ended June 30, 2005 and 2004, interest expense was charged $33,750, reflecting the Company's obligation under the guarantee. In the accompanying consolidated balance sheet as of June 30, 2005, the noncurrent payable to ADAC includes an accrual of $102,028 for such amounts not yet paid. If ADAC elects to pay off the balloon note at maturity or before, the reserve portion of the ADAC payable will be credited to income.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


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

(6)  Related Party Transactions

     Effective March 31, 2004, the Company agreed to pay to ADAC $24,000, in exchange for its consent to modify the terms of the Madisonville term loan, ratably over a twelve-month period beginning the earlier of the month following maturity of the Balloon Note or the month following ADAC's exercise of their option to prepay the Balloon Note as discussed in Note 3. The present value of this obligation at inception was $18,641, using an imputed interest rate of 10%, and is included in the amount payable to ADAC, with a corresponding amount capitalized to deferred loan costs on the accompanying balance sheet.

     Under the terms of the ADAC agreement, ADAC will receive, during the term of the Balloon Note, one-half of the price upside portion only, if any, of the monthly fee to be received by the Company pursuant to the Madisonville project agreements. Price upside payments made to ADAC during the six months ended June 30, 2005 and 2004 totaled $94,243, and $58,019, respectively.

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

     Accrued expenses and other liabilities at June 30, 2005 include unpaid directors' fees of $58,833.

(7)  Subsequent Events

     Effective July 25, 2005, Gateway Pipeline Company and Gateway Processing Company, wholly owned subsidiaries of the Company, sold their 4" gathering line and 3" injection line as well as the Processing Agreement contained in the First Amended and Restated Master Agreement dated February 5, 2003, all of which was part of the Company's Madisonville Pipeline Facility to a buyer for approximately $2.7 million. The Company will retain the 10" sales line and will become a transporter of gas from the Madisonville Plant to the sales point.

     The Company received $135,000 on July 25, 2005; however, the remainder of the funds will be paid by the buyer on or before August 31, 2005. If funding is not made by August 31, 2005, the Company may either seek collection of the purchased price or declare the transaction null and void. Just prior to final funding, ADAC will elect to exercise its right to its 33.33% ownership in the Madisonville pipeline facilities. Accordingly, its share of the sales proceeds, approximately $900,000, will be paid to them which at that time such funds will be used by ADAC to repay the $900,000 Balloon Note (see Note 3). Upon ADAC's exercise of its option to the Madisonville pipeline facilities, the Company will own a remaining 66.66% interest in the 10" sales line which the Company will operate under a new transportation agreement to be entered into with the buyer of the Madisonville pipeline facilities. The Company will receive the remaining net proceeds from the sale of approximately $1.8 million. A portion of the proceeds from the sale will be used to pay off the remaining balance of the $1.5 million Term Note as well as the outstanding subordinated promissory notes.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


     Following are the pro forma results of operations of the Company assuming the disposition transaction had occurred as of January 1, 2004.


                                           Six Months                      Year Ended
                                       Ended June 30, 2005              December 31, 2004
                                   ---------------------------    ----------------------------
                                   As Reported     Pro Forma      As Reported       Pro Forma
                                   ------------   ------------    ------------    ------------
Operating revenues (1) .........   $ 12,276,807   $  4,370,583    $ 22,969,271    $  7,661,126

Operating costs and expenses (2)     11,970,924      4,347,306      23,370,291       8,614,140
Other expenses, net (3) ........        185,294         83,653         399,111         162,505
                                   ------------   ------------    ------------    ------------
Net income (loss) ..............   $    120,589   $    (60,376)   $   (800,131)   $ (1,115,519)
                                   ============   ============    ============    ============

Basic and diluted income (loss)
  per share ....................   $       0.01   $       --      $      (0.05)   $      (0.07)

Weighted average number of
common shares outstanding:

Basic ..........................     16,615,533     16,615,533      15,822,715      15,822,715
Diluted ........................     16,746,755     16,615,533      15,822,715      15,822,715


     (1) Operating revenues was reduced by $8,051,884 and $15,613,717 for the six months ended June 30, 2005 and the year ended December 31, 2004, respectively. This revenue stream contains gas sales from the gas purchased from the Madisonville producer and the price upside revenue received when the market price of the gas that Gateway receives is in excess of certain contract minimum prices. Transportation revenue of $145,660 and $305,572 for the six months ended June 30, 2005 and the year ended December 31, 2004 was included and relates to revenues attributable to the 10" sales line which is being retained by the Company and placed into a partnership to be owned 66.66% by the Company and 33.33% by ADAC.

     (2) Operating costs and expenses was reduced by $7,623,618 and $14,756,151 for the six months ended June 30, 2005 and the year ended December 31, 2004, respectively. This cost is comprised of the gas purchased at the well head from the Madisonville purchaser and depreciation expense associated with the assets sold.

     (3) Other expense was reduced by $67,500 and $135,000 for the six months ended June 30, 2005 and the year ended December 31, 2004, respectively. This cost is attributable to the 15% guaranteed return to ADAC as a result of the guarantee that they have provided on the $900,000 Balloon Note that is extinguished upon their conversion of the guarantee into a 33.33% interest in the Madisonville project just prior to closing of the final funding. In addition other expense was reduced by $82,694 and $203,463 for the six months ended June 30, 2005 and the year ended December 31, 2004, respectively, as it relates to interest expense attributable to the extinguishment of the Madisonville Term Note and Balloon Note which are collateralized by the Madisonville assets subject to the sale. Lastly, other expense was increased by $48,553 and $101,857 for the six months ended June 30, 2005 and the year ended December 31, 2004, respectively, as a result of ADAC's 33.33% interest in the transportation revenue earned as a minority interest partner in a partnership that will be formed to hold the 10" sales line and new underlying transportation agreement.

     It is estimated that on a quarterly basis going forward that revenue and net income will be reduced by approximately $4 million and $90,000, respectively.




GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


     The pro forma consolidated condensed balance sheet presented below is as of June 30, 2005 and reflects the disposition transaction as if it had occurred as of the balance sheet date.


                                                       As Reported     Pro forma
                                                       ----------     ----------

Cash (1)                                               $  513,325     $1,706,386
Other current assets                                    1,158,971      1,158,971

Property plant and equipment, net (2)                   6,661,513      5,614,576
Other assets                                              342,655        342,655
                                                       ----------     ----------

Total Assets                                           $8,676,464     $8,822,588
                                                       ==========     ==========

Current liabilities                                    $1,668,669     $1,668,669
Current maturities of debt (3)                          1,270,475        638,536

Longterm debt (3)                                       1,260,336        360,336
Other long term liabilities(4)                            434,173        332,145
Stockholders' equity (5)                                4,042,811      5,822,902
                                                       ----------     ----------

Total liabilities and stockholders' equity             $8,676,464     $8,822,588
                                                       ==========     ==========


     (1) The increase in cash of $1,171,953 is the remaining cash proceeds after consideration of the extinguishments of debt required due such debt being collateralized by the assets disposed.

     (2) The decrease in property plant and equipment, net of $1,531,939 is due to the retirement of the cost associated with the sale of the 3" and 4" injection and gathering lines as well as the 33.33% disposition of the 10" sales line to ADAC upon their exercise of their right to convert their guarantee on the $900,000 Madisonville Balloon note for an interest in the Madisonville Project.

     (3) The decrease in current and long-term debt of $1,553,047 is due to the repayment of all debt secured by the Madisonville Project which includes the $900,000 Balloon Note and the outstanding balance of the $1.5 million Madisonville Term Note which totals $631,939 as of June 30, 2005.

     (4) The decrease in other long term liabilities of $102,028 is due to the elimination of residual amounts owed to ADAC as it relates to a guaranteed 15% return on the $900,000 Madisonville Balloon Note.

     (5) The increase in total stockholders' equity of $1,781,091 is due to the estimated gain that is to be recorded as a result of the sale of the assets contemplated in the disposition transaction.

          Effective August 8, 2005, J. Darby Sere was appointed by the Board of Directors of the Company to fill a vacancy on the Board of Directors. Mr. Sere is currently the Chief Executive Officer and President of GeoMet, Inc., a coalbed methane exploration and development company. Prior to that, he was the President and Chief Executive Officer of Bellwether Exploration Company, a publicly traded natural gas and oil production company. Mr. Sere has also served as President and Chief Executive Officer of Bayou Resources, Inc. as well as Executive Vice President and Chief Operating Officer of Howell Petroleum Corporation.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


(8)  Segment Disclosures

     All of the Company's operations are in the continental U.S. and the Gulf of Mexico in Texas and federal waters. The Company's management reviews and evaluates the operations separately of three main segments--Onshore operations, Offshore operations and Fort Cobb operations. Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance.
Onshore operations include natural gas gathering, transportation and distribution activities in Texas and Oklahoma. Offshore operations include natural gas and liquid hydrocarbon gathering and transportation activities in the Gulf of Mexico in Texas and federal waters. The principal markets for the onshore segment are industrial customers, and for the offshore segment they are affiliates of large intrastate and interstate pipeline companies. Fort Cobb operations are comprised of a local natural gas distribution company in Oklahoma. This segment supplies natural gas to approximately 2,350 customers, principally for irrigation and crop drying fuel for farming cooperatives, and residential fuel.

     The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses. Operating margin is computed before general and administrative expense, depreciation, interest income or expense or income taxes. Inter-segment sales of approximately $242,000 and $274,000 were eliminated during consolidation for the three months ended June 30, 2005 and 2004. Inter-segment sales of approximately $691,000 and $696,000 were eliminated during consolidation for the six months ended June 30, 2005 and 2004.

     Summarized financial information of the Company's reportable segments, and a reconciliation of operating margin to consolidated net income (loss), is presented below:



                                                Three Months Ended            Six Months Ended
                                                      June 30,                 June 30,
                                             --------------------------   -------------------------
                                                2005           2004          2005          2004
                                             -----------    -----------   -----------   -----------
          Onshore Operations
     Revenues                                $ 5,512,553    $ 5,609,734    $10,825,609   $10,068,353
     Operating margin                            394,160        372,482        726,681       704,355
     Depreciation and amortization                69,037         69,867        138,882       141,536
     Interest expense                             83,004         93,289        170,762       192,342
     Capital expenditures                           --           13,906          6,747        31,684
     Total assets                              5,418,890      5,627,899      5,418,890     5,627,899

          Offshore Operations
     Revenues                                    402,909        111,830        639,863       225,975
     Operating margin                            327,747         50,310        502,800       100,620
     Depreciation and amortization                37,693         37,693         75,387        75,385
     Total assets                              1,491,762      1,430,344      1,491,762     1,430,344

         Fort Cobb Operations
     Revenues                                    213,578        268,027        811,335       868,483
     Operating margin                            (72,289)       (32,244)        19,559        92,591
     Depreciation and amortization                20,332         49,623         68,179        99,246
     Interest expense                             16,036         13,114         30,346        31,517
     Capital expenditures                          1,795            405          9,809         9,699
     Total assets                              1,777,812      1,997,352      1,777,812     1,997,352

                                                 16



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


                 Total
     Revenues                                  6,129,040      5,989,591     12,276,807    11,162,811
     Operating margin                            649,618        390,548      1,249,040       897,566
     Depreciation and amortization               127,062        157,183        282,448       316,167
     Interest expense                             99,040        106,403        201,108       223,859
     Capital expenditures                          1,795         14,311         16,556        41,383
     Total assets                              8,688,464      9,055,595      8,688,464     9,055,595

     Reconciliation to net income (loss)
     Operating margin                        $   649,618    $   390,548    $ 1,249,040   $   897,566
     Less:
      Depreciation and amortization              127,062        157,183        282,448       316,167
      Accretion                                    5,745          5,361         11,488        10,719
      General and administrative                 323,218        443,063        649,221       828,149
      Interest expense                            99,040        106,403        201,108       223,859
     Plus:
      Other income (expense), net                  4,846           (402)        15,814        79,715
      Discontinued operations - gain
       (loss) on disposition of properties          --           (1,224)         --           42,480
                                             -----------    -----------    -----------   -----------
     Net income (loss)                       $    99,399    $  (323,088)   $   120,589   $  (359,133)
                                             ===========    ===========    ===========   ===========




Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        --------------

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

     The following is Management's Discussion and Analysis ("MD&A") of significant factors that have affected certain aspects of our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. The following MD&A is intended to help the reader understand Gateway Energy Corporation and Subsidiaries' operations and other business activities. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-QSB and with Management's
Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements included in our annual report on Form
10-KSB for the year ended December 31, 2004.


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

                                       17

the redelivery point, which is the point at which another party takes physical custody of the natural gas or liquid hydrocarbons. Transportation revenues offshore are recognized at the receipt point.

     Under the contracts in place with the producer and Hanover Compression Limited Partnership, we purchase the gas at the producer's wellhead and retain title to the gas throughout the treating process until the pipeline quality gas is delivered to the sales outlet at the end of the Company's 10-inch pipeline. From the proceeds from the sale of the pipeline quality gas, we deduct a fixed treating fee and an additional amount when the sales price per unit of the pipeline quality gas exceeds a threshold price per unit. The remaining balance, after minor adjustments, is paid to the producer for the wellhead production.

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

     Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount. There was no impairment required as of June 30, 2005 and 2004.

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

Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's significant estimates include depreciation of long-lived assets, amortization of deferred loan costs, valuation of the ARO liability, and valuation of stock-based transactions. Actual results could differ from those estimates

Accounting Pronouncements and Recent Regulatory Developments

     On December 16, 2004, as amended on April 14, 2005, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim reporting period for fiscal years beginning after December 15, 2005. We are in the process of determining the impact of the requirements of SFAS No. 123(R). We believe it is likely that the financial statement impact from the implementation of the requirements of SFAS No. 123(R) may significantly impact our future results of operations and we continue to evaluate it to determine the degree of significance.

     In December 2004, SFAS No. 153, "Exchanges of Nonmonetary Assets -- an amendment of Accounting Principles Board ("APB") Opinion No. 29," became effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no material impact on our financial statements.

     In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3," became effective for fiscal years beginning after December 15, 2005. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of SFAS No. 154 is expected to have no material impact on our financial statements.


Results of Operations

General

     The Henry Hub closing index price for natural gas during the six months ended June 30, 2005 averaged $6.48 per MMBtu, compared to $6.32 per MMBtu for the same period of the prior year. Recent natural gas prices continue to trend upward with Henry Hub closing index prices at August 19, 2005 being $9.10 per MMBtu. In the accompanying financial statements, the Company's revenues from sales of natural gas, along with the cost of natural gas purchased, increased proportionately from prior year levels, due to this increase in natural gas prices. Because the Company buys and sells gas under "back-to-back" purchase and sale contracts designed to minimize commodity price risk, the Company's net operating margin is relatively insensitive to fluctuations in the market price of gas. Accordingly, the Company evaluates each of its activities based on the operating margin it produces. The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. Management reviews and evaluates the operations of three main segments--Onshore operations, Offshore operations and Fort Cobb operations.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Total Operations

                                               Three Months Ended June 30,
                                           ---------------------------------
                                               2005                2004
                                           -------------       -------------
     Revenues............................  $   6,129,040       $   5,989,591
     Operating margin....................        649,618             390,548
     Depreciation and amortization.......        127,062             157,183

     Operating margin for the three months ended June 30, 2005 increased $259,000 compared to the same period of the prior year. Onshore operating margin increased $22,000, Offshore operating margin increased $277,000, and Fort Cobb operating margin decreased $40,000. Revenues were higher due to increased throughput on the Offshore segment as well as higher sales volumes at the Company's Waxahachie distribution facility, offset by lower throughput at the Madisonville pipeline facility.

Onshore Operations

                                               Three Months Ended June 30,
                                           ---------------------------------
                                               2005                 2004
                                           -------------       -------------
     Revenues............................  $   5,512,553       $   5,609,734
     Operating margin....................        394,160             372,482
     Depreciation and amortization.......         69,037              69,867

     Operating margin for Onshore operations increased during the second quarter by $22,000 compared to the same period of the prior year. The increase was mainly attributable to an increase in sales volume at the Company's Waxahachie distribution facility as well as a decrease in operating expenses for all of the Onshore systems, offset by lower throughput at the Madisonville pipeline facility.

Offshore Operations

                                               Three Months Ended June 30,
                                           ---------------------------------
                                               2005                2004
                                           -------------       -------------
     Revenues............................  $     402,919       $     111,830
     Operating margin....................        327,747              50,310
     Depreciation and amortization.......         37,693              37,693

     Operating margin for Offshore operations increased during the quarter ended June 30, 2005 by $277,000 compared to the same period of the prior year. The increase was due to increased throughput on the Company's Pirates' Beach system.


     The Minerals Management Service ("MMS") has extended their royalty relief incentive program through 2006. The royalty relief incentives apply to any drilling in the deep zones in the shallow waters of the Gulf of Mexico. This should be an incentive for producers to drill in areas close to existing pipelines owned by the Company.

Fort Cobb Operations

                                               Three Months Ended June 30,
                                           ---------------------------------
                                               2005                2004
                                           -------------       -------------
     Revenues............................  $     213,578       $     268,027
     Operating margin....................        (72,289)            (32,244)
     Depreciation and amortization.......         20,332              49,623

     Operating margin for Fort Cobb operations decreased $40,000 during the three months ended June 30, 2005 compared to the same period of the prior year due to a decrease in gas sales volumes due to less irrigating of crops during the latter part of the second quarter. Fort Cobb's business peaks in the third and fourth quarters because a significant portion of its load comes from supplying natural gas to irrigation and crop-drying customers as well as residential and commerical customers during the winter heating months.

     General and administrative expenses for the three months ended June 30 2005 decreased by $120,000 compared to the prior year, or 27%, primarily due to reduced wages and salaries as well as a reduction in Board of Directors expenses because of the delay of the shareholders' meeting, offset by an increase in consulting fees and professional fees. The reduction in salaries was due to the departure of the CEO and CFO of the Company during the fourth quarter of 2004 without replacement until late in the second quarter of 2005.

     Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement. Interest expense decreased for the three months ended June 30, 2005 due to lower weighted average debt outstanding resulting from the Company's paydown of its debt obligations. Interest expense for the three months ended June 30, 2005 and 2004 included $33,750 in each period recognized in connection with the reserve for the ADAC guarantee.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Total Operations

                                               Six Months Ended June 30,
                                           ---------------------------------
                                               2005                2004
                                           -------------       -------------
     Revenues............................  $  12,276,807       $  11,162,811
     Operating margin....................      1,249,040             897,566
     Depreciation and amortization.......        282,448             316,167

     Operating margin for the six months ended June 30, 2005 increased $351,000 compared to the same period of the prior year. Onshore operating margin increased $22,000, Offhore operating margin increased $402,000, and Fort Cobb margin decreased by $73,000. Revenues were higher due to increased throughput on the Offshore segment as well as higher sales volumes at the Company's Waxahachie distribution facility, offset by lower throughput at the Madisonville pipeline facility.

Onshore Operations

                                               Six Months Ended June 30,
                                           ---------------------------------
                                               2005                2004
                                           -------------       -------------
     Revenues............................  $  10,825,609       $  10,068,353
     Operating margin....................        726,681             704,355
     Depreciation and amortization.......        138,882             141,536

     Operating margin for onshore operations increased $22,000 during the six months ended June 30, 2005 compared to the same period of the prior year mainly due to an increase in gas sales volume at the Company's Waxahachie distribution facility partially offset by a reduction in gas sales volume at the Company's Madisonville pipeline facility.

Offshore Operations

                                               Six Months Ended June 30,
                                           ---------------------------------
                                               2005                2004
                                           -------------       -------------
     Revenues............................  $     639,863       $     225,975
     Operating margin....................        502,800             100,620
     Depreciation and amortization.......         75,387              75,385

     Operating margin for Offshore operations increased during the six months ended June 30, 2005 by $402,000 compared to the same period of the prior year. The increase was due to increased throughput on the Company's Pirates' Beach system.


     The Minerals Management Service ("MMS") has extended their royalty relief incentive program through 2006. The royalty relief incentives apply to any drilling in the deep zones in the shallow waters of the Gulf of Mexico. This should be an incentive for producers to drill in areas close to existing pipelines owned by the Company.

Fort Cobb Operations

                                               Six Months Ended June 30,
                                           ---------------------------------
                                               2005                2004
                                           -------------       -------------
     Revenues............................  $     811,335       $     868,483
     Operating margin....................         19,559              92,591
     Depreciation and amortization.......         68,179              99,246

     Operating margin for Fort Cobb operations decreased $73,000 during the six months ended June 30, 2005 compared to the same period of the prior year primarily due to lower gas sales volumes due to a decrease in gas sales volumes due to less irrigating of crops during the latter part of the second quarter. Fort Cobb's business peaks in the third and fourth quarters because a significant portion of its load comes from supplying natural gas to irrigation and crop-drying customers as well as residential and commerical customers during the winter heating months.

     General and administrative expenses for the six months ended June 30, 2005 decreased by $179,000 compared to the prior year, or 21%, primarily due to reduced wages and salaries as well as a reduction in Board of Director expenses because of the delay in the annual shareholders' meeting, offset by an increase in consulting fees and professional fees. The reduction in salaries was due to the departure of the CEO and CFO of the Company during the fourth quarter of 2004 without replacement until late in the second quarter of 2005.

     Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement. Interest expense decreased for the six months ended June 30, 2005 due to lower weighted average debt outstanding resulting from the Company's paydown of its debt obligations. Interest expense for the six months ended June 30, 2005 and 2004 included $67,500 in each period recognized in connection with the reserve for the ADAC guarantee.

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

     The Company has available cash of $513,325 at June 30, 2005.

Cash Provided by Operating Activities

     Net cash provided by operating activities totaled approximately $923,000 for the six months ended June 30, 2005, compared to approximately $82,000 during the same period of the previous year. The significant increase of approximately $841,000 is due to an increase in net income of approximately $480,000 as well as a change in accounts payable of approximately $1,300,000, offset by a change in trade accounts receivable of approximately $901,000.

Cash Provided by Investing Activities

     Net cash used in investing activities totaled approximately $15,000 for the six months ended June 30, 2005, compared to net cash provided by investing activities of approximately $127,000 during the same period of the previous year. The decrease is due to the cash-in of a certificate of deposit in the amount of $125,000 in 2004.

Cash Provided by Financing Activities

     Net cash used in financing activities totaled approximately $571,000 for the six months ended June 30, 2005, compared to approximately $321,000 during the same period of the previous year. The increase is primarily due to an increase in payments on borrowings.

     Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally generated funds and available cash and bank borrowings as needed. The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

     The Company sold 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002. Cash of $839,000 was received at closing, and a contingent payment of up to $260,000 was to be received in the fourth quarter of 2003 based on subsequent performance of the assets. The Company received the final contingent payment of $42,480 and recorded that amount as discontinued operations as gain on disposal of properties during the six months ended June 30, 2004.

Financing Arrangements

     Fort Cobb's revolving credit agreement provides for maximum available borrowings of up to $250,000 through May 22, 2005, which has been extended to August 20, 2005. The Company is currently negotiating an extension of the maturity date with the bank. Principal outstanding under the agreement accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at June 30, 2005 was 8%. The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt was capitalized as deferred loan costs and is being charged to interest expense ratably over the maturity period of the note. Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company. The Company had no available borrowings under the agreement as of June 30, 2005.

     Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank. Principal outstanding under the note accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at June 30, 2005 was 8%. The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008. Costs of obtaining this debt was capitalized as deferred loan costs and is being charged to interest expense ratably over the term of the note. Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and then the Company used the proceeds for general corporate purposes.

     Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company, (the "Borrowers"), entered into a $1.5 million term note agreement with a bank with an interest rate of 7.25%. Effective November 15, 2003, the term note agreement was amended to modify provisions governing intercompany debt payments from the Borrowers to Gateway Energy Corporation. Effective March 31, 2004, the term note agreement was further amended to provide an interest-only period for the months of April through July 2004. Thereafter the note requires 16 monthly payments of principal and interest of $70,000, with a final payment of approximately $204,000, representing unpaid principal and accrued, but unpaid, interest due at the December 31, 2005 maturity date. Costs of securing this debt are being charged to interest expense ratably over the term of the note. The proceeds were used to finance the construction of the Madisonville pipeline facilities. The term note is collateralized with the Company's economic interest in the Madisonville project and the Waxahachie pipeline system, and the Company has guaranteed the loan and pledged the common stock of the Borrowers. The term note agreement contains cross collateral and cross default provisions linking it to the Balloon Note, described below. All other terms and conditions of the term note, including the maturity date, remained the same.

     At June 30, 2005, the June 2005 monthly payment totaling $70,000 was unpaid. The Company subsequently made this payment in July 2005.

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

     Under the terms of the agreement with ADAC, dated March 6, 2003 (the "Agreement"), ADAC agreed to provide security acceptable to the Company's primary bank to allow the Company to borrow the proceeds of the Balloon Note. In exchange, ADAC will receive, during the term of the Balloon Note, one-half (50%) of the price upside portion only, if any, of the monthly fee to be received by the Company pursuant to the Madisonville project agreements. Under the Agreement, ADAC will have the option to either: (i) receive at the end of the term of the Balloon Note a lump-sum payment, which when added to the payments received, if any, for the price upside portion, will result in a 15% pre-tax internal rate of return on the $900,000, or (ii) pay off the Balloon Note on or before the end of the Balloon Note term in exchange for a 33.33% ownership interest in the Madisonville pipeline facilities from that date forward. The Company is obligated to pay the periodic interest payments to the bank during the three-year term of the Balloon Note. Further, the Company granted liens, subordinate to the Company's bank liens, on the Company's economic interest in the Madisonville project, its Waxahachie pipeline system, and its Fort Cobb subsidiary. The agreement contains cross collateral and cross default provisions linking it to the Madisonville Term Note.

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

     At June 30, 2005, the final principal payment totaling $234,327, which was due under the Company's subordinated notes on March 1, 2004, remained unpaid and by their terms are in default. Due to the subordinated rights of the note holders, the Company was able to obtain a limited waiver from the bank for the violation of a Madisonville term loan agreement covenant not to allow such a default. The subordinated note holders have been separately notified that they will continue to receive interest at an annual rate of 10% on the final principal installment outstanding until such time as it is paid.

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

     At June 30, 2005, the Company's long-term debt to total capitalization was approximately 24%.

     At June 30, 2005, the Company had outstanding letters of credit totaling $650,000.

     Natural gas prices as represented by the NYMEX Henry Hub index averaged $6.48 and $6.32 per MMBtu for the six months ended June 30, 2005 and 2004. The natural gas industry is generally optimistic about long-term prospects based on expected demand, the cost of developing prospects and the sales price of natural gas. Apart from the Madisonville Pipeline Facilities, the Company's operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements. However, natural gas prices can affect exploration and development which can result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements at June 30, 2005; however, see Note 5 to the consolidated financial statements contained elsewhere in this Form 10-QSB regarding Commitments and Contingencies.

Subsequent Events

     Effective July 25, 2005, Gateway Pipeline Company and Gateway Processing Company, wholly owned subsidiaries of the Company, sold their 4" gathering line and 3" injection line as well as the Processing Agreement contained in the First Amended and Restated Master Agreement dated February 5, 2003, all of which was part of the Company's Madisonville Pipeline Facility to a buyer for approximately $2.7 million. The Company will retain the 10" sales line and will become a transporter of gas from the Madisonville Plant to the sales point.

     The Company received $135,000 on July 25, 2005; however, the remainder of the funds will be paid by the buyer on or before August 31, 2005. If funding is not made by August 31, 2005, the Company may either seek collection of the purchased price or declare the transaction null and void. Just prior to final funding, ADAC will elect to exercise its right to its 33.33% ownership in the Madisonville pipeline facilities. Accordingly, its share of the sales proceeds, approximately $900,000, will be paid to them which at that time such funds will be used by ADAC to repay the $900,000 Balloon Note (see Note 3 contained elsewhere in this Form 10-QSB). Upon ADAC's exercise of its option to the Madisonville pipeline facilities, the Company will own a remaining 66.66% interest in the 10" sales line which the Company will operate under a new transportation agreement to be entered into with the buyer of the Madisonville pipeline facilities. The Company will receive the remaining net proceeds from the sale of approximately $1.8 million. A portion of the proceeds from the sale will be used to pay off the remaining balance of the $1.5 million Term Note as well as the outstanding subordinated promissory notes.




     Following are the pro forma results of operations of the Company assuming the disposition transaction had occurred as of January 1, 2004.


                                            Six Months                     Year Ended
                                       Ended June 30, 2005              December 31, 2004
                                   ---------------------------    ----------------------------
                                   As Reported     Pro Forma      As Reported      Pro Forma
                                   ------------   ------------    ------------    ------------
Operating revenues (1) .........   $ 12,276,807   $  4,370,583    $ 22,969,271    $  7,661,126

Operating costs and expenses (2)     11,970,924      4,347,306      23,370,291       8,614,140
Other expenses, net (3) ........        185,294         83,653         399,111         162,505
                                   ------------   ------------    ------------    ------------
Net income (loss) ..............        120,589        (60,376)       (800,131)     (1,115,519)
                                   ============   ============    ============    ============
Basic and diluted income (loss)
  per share ....................   $       0.01   $       --      $      (0.05)   $      (0.07)

Weighted average number of
common shares outstanding:

Basic ..........................     16,615,533     16,615,533      15,822,715      15,822,715
Diluted ........................     16,746,755     16,615,533      15,822,715      15,822,715


     (1) Operating revenues was reduced by $8,051,884 and $15,613,717 for the six months ended June 30, 2005 and the year ended December 31, 2004, respectively. This revenue stream contains gas sales from the gas purchased from the Madisonville producer and the price upside revenue received when the market price of the gas that Gateway receives is in excess of certain contract minimum prices. Transportation revenue of $145,660 and $305,572 for the six months ended June 30, 2005 and the year ended December 31, 2004 was included and relates to revenues attributable to the 10" sales line which is being retained by the Company and placed into a partnership to be owned 66.66% by the Company ans 33.33% by ADAC.

     (2) Operating costs and expenses was reduced by $7,623,618 and $14,756,151 for the six months ended June 30, 2005 and the year ended December 31, 2004, respectively. This cost is comprised of the gas purchased at the well head from the Madisonville purchaser and depreciation expense associated with the assets sold.

     (3) Other expense was reduced by $67,500 and $135,000 for the six months ended June 30, 2005 and the year ended December 31, 2004, respectively. This cost is attributable to the 15% guaranteed return to ADAC as a result of the guarantee that they have provided on the $900,000 Balloon Note that is extinguished upon their conversion of their guarantee into a 33.33% interest in the Madisonville project just prior to closing of the final funding. In addition other expense was reduced by $82,694 and $203,463 for the six months ended June 30, 2005 and the year ended December 31, 2004, respectively, as it relates to interest expense attributable to the extinguishment of the Madisonville Term Note and Balloon Note which are collateralized by the Madisonville assets subject to the sale. Lastly, other expense was increased by $48,553 and $101,857 for the six months ended June 30, 2005 and the year ended December 31, 2004, respectively, as a result of ADAC's 33.33% interest in the transportation revenue earned as a minority interest partner in a partnership that will be formed to hold the 10" sales line and new underlying transportation agreement.

     It is estimated that on a quarterly basis going forward that revenue and net income will be reduced by approximately $4 million and $90,000, respectively.

                                       25

     The pro forma consolidated condensed balance sheet presented below is as of June 30, 2005 and reflects the disposition transaction as if it had occurred as of the balance sheet date.

                                                      As Reported      Pro forma
                                                       ----------     ----------
Cash (1)                                               $  513,325     $1,706,306
Other current assets                                    1,158,971      1,158,971

Property plant and equipment, net (2)                   6,661,513      5,614,576
Other assets                                              342,655        342,655
                                                       ----------     ----------

Total Assets                                           $8,676,464     $8,822,588
                                                       ==========     ==========

Current liabilities                                    $1,668,669     $1,668,669
Current maturities of debt (3)                          1,270,425        638,536

Long-term debt (3)                                      1,260,336        360,336
Other long term liabilities(4)                            434,173        332,145
Stockholders' equity (5)                                4,042,811      5,822,902
                                                       ----------     ----------

Total liabilities and stockholders' equity             $8,676,464     $8,822,588
                                                       ==========     ==========

     (1) The increase in cash of $1,171,953 is the remaining cash proceeds after consideration of the extinguishments of debt required due such debt being collateralized by the assets disposed.

     (2) The decrease in property plant and equipment, net of $1,046,937 is due to the retirement of the cost associated with the sale of the 3" and 4" injection and gathering lines as well as the 33.33% disposition of the 10" sales line to ADAC upon their exercise of their right to convert their guarantee on the $900,000 Madisonville Balloon note for an interest in the Madisonville Project.

     (3) The decrease in current and long-term debt of $1,531,939 is due to the repayment of all debt secured by the Madisonville Project which includes the $900,000 Balloon Note and the outstanding balance of the $1.5 million Madisonville Term Note which totals $631,939 as of June 30, 2005.

     (4) The decrease in other long term liabilities of $102,028 is due to the elimination of residual amounts owed to ADAC as it relates to a guaranteed 15% return on the $900,000 Madisonville Balloon Note.

     (5) The increase in total stockholders' equity of $1,781,091 is due to the estimated gain that is to be recorded as a result of the sale of the assets contemplated in the disposition transaction.

          Effective August 8, 2005, J. Darby Sere was appointed by the Board of Directors of the Company to fill a vacancy on the Board of Directors. Mr. Sere is currently the Chief Executive Officer and President of GeoMet, Inc., a coalbed methane exploration and development company. Prior to that, he was the President and Chief Executive Officer of Bellwether Exploration Company, a publicly traded natural gas and oil production company. Mr. Sere has also served as President and Chief Executive Officer of Bayou Resources, Inc. as well as Executive Vice President and Chief Operating Officer of Howell Petroleum Corporation.


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

     As required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company is required to carry out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Due to the change in executive management of the Company, it was not possible to carry out this evaluation for the prescribed period subsequent to October 2004 through June 2005. An interim President was put into place who was a Board member of the Company. The void in these executive positions created an internal control weakness with regard to monitoring and segregation of responsibilities in the area of processing and recording of transactions and reconciliation of financial statement accounts which were being maintained by staff of the Company without adequate oversight. In addition the Company did not have employed resources sufficient to complete the appropriate filings timely and with a satisfactory level of quality to be acceptable to the Securities and Exchange Commission ("SEC"). Accordingly, the Company was not able to complete the financial statement audit in the time required to file the Form 10-KSB for the year ended December 31, 2004 or to complete the review in the time required to file the Form 10-QSB for the quarterly period ending March 31, 2005 in order to remain compliant with SEC reporting requirements.

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

     During the second quarter of 2005, the Company elected a new Chief Executive Officer and has employed a new Chief Financial Officer, which management believes will mitigate and cure the material weakness that existed as of December 31, 2004, March 31, 2005, and June 30, 2005. The CEO and CFO are in the process of completing a current evaluation of the effectiveness of the design and operation of the Company's internal control over financial reporting and disclosures. This assessment will be completed in the near term but there can be no assurance that a material weakness in the Company's internal control over financial reporting and disclosures will not continue to exist which will require changes to the existing design of internal controls for them to be effective.


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

     Advance Extraction Technologies, Inc. ("AET") has filed a claim with the American Arbitration Association on April 4, 2005 pursuant to the First Amended and Restated Agreement to Develop Natural Gas Treatment Projects Using Mehra Gas Treating Units (the "AET Agreement") whereby AET has granted to the Company a license to employ a patented process to remove nitrogen from streams of natural gas. Pursuant to the AET Agreement, if on December 31, 2004, the Company had not met certain minimum requirements, AET had the right to convert the Company's license from an exclusive license to a non-exclusive license. The Company has entered into agreements with certain third parties which it believes will preserve the exclusive license for an additional year. AET asserts that it disputes the Company's position and that the license has become non-exclusive. The Company may lose the exclusivity of the license if certain target capacities are not achieved by December 31, 2005. The arbitration hearing has been scheduled for October 26, 2005.

Item 2.       Changes in Securities
              ---------------------

     Set forth is certain information concerning all issuances of securities by us during the quarter ended June 30, 2005, that were not registered under the Securities Act and that have not been previously properly reported. All sales of the securities were made by our officers who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described.

     During May 2005, the Company issued 100,000 shares of common stock to a director of the Company at $0.30 per share for total proceeds of $30,000.

     During May 2005, the Company issued 100,000 shares of common stock to a private investor at $0.30 per share for total proceeds of $30,000.

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

      August 22, 2005
-----------------------------
          (Date)