Form 10QSB
period 2005-09-30
GATEWAY ENERGY CORP/NE
filed 2005-11-14
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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
                                Yes  X  No
                                   -----  -----

As of November 10, 2005, the Issuer had 17,075,937 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes     No  X
                                                   -----  ------

                                   FORM 10-QSB

                                     INDEX


                                                                           PAGE
                                                                          ------


PART I. FINANCIAL INFORMATION

     Item 1.
              Financial Statements

              Consolidated Balance Sheet (Unaudited)
                as of September 30, 2005 .................................    3

              Consolidated Statements of Operations (Unaudited)
                for the three-month and nine-month periods ended
                September 30, 2005 and 2004...............................    4

              Consolidated Statements of Cash Flows (Unaudited)
                for the nine-month periods ended September 30, 2005
                and 2004..................................................    5

              Notes to Consolidated Financial Statements..................    6


      Item 2
              Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................   18

      Item 3.
              Controls and Procedures.....................................   26


PART II. OTHER INFORMATION

      Item 1.Legal Proceedings............................................   27

      Item 2.Unregistered Sale of Securities and Use of Proceeds..........   27

      Item 3.Defaults upon Senior Securities..............................   27

      Item 4.Submission of Matters to a Vote of Securities Holders........   27

      Item 5.Other Information............................................   28

      Item 6.Exhibits.....................................................   28


             SIGNATURES...................................................   29

     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEET (Unaudited)
     September 30, 2005

ASSETS
Current Assets
   Cash and cash equivalents ...................................   $    942,126
   Trade accounts receivable ...................................      1,222,461
   Inventories, at average cost ................................         45,934
   Prepaid expenses and other assets ...........................        129,573
                                                                   ------------
        Total current assets ...................................      2,340,094
                                                                   ------------

Property and Equipment, at cost
   Gas gathering, processing and transportation ................     10,027,741
   Office furniture and other equipment ........................        823,219
                                                                   ------------
                                                                     10,850,960
   Less accumulated depreciation and amortization ..............     (4,473,864)
                                                                   ------------
                                                                      6,377,096
                                                                   ------------
Other Assets
   Investment in AET license, net of accumulated
      amortization of $171,429 .................................        249,621
   Other .......................................................         42,869
                                                                   ------------
                                                                        292,490
                                                                   ------------
        Total assets ...........................................   $  9,009,680
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable ............................................   $  1,261,962
   Accrued expenses and other liabilities ......................        530,082
   Current maturities of long-term debt ........................        141,691
   Current maturities of capital lease .........................         12,320
                                                                   ------------
        Total current liabilities ..............................      1,946,055
                                                                   ------------

Noncurrent Liabilities
   Future asset retirement obligations .........................        337,889
   Minority interest payable ...................................        871,861
                                                                   ------------
                                                                      1,209,750
                                                                   ------------
Long-term debt, less current maturities ........................        254,817
Long-term capital lease, less current maturities ...............         65,398

Commitments and contingencies ..................................           --

Stockholders' Equity
   Preferred stock - $1.00 par value; 10,000 shares authorized;
      no shares issued and outstanding .........................           --
   Common stock - $0.25 par value; 35,000,000 shares authorized;
      16,976,459 shares issued and outstanding .................      4,244,113
   Additional paid-in capital ..................................     16,114,990
   Accumulated deficit .........................................    (14,825,443)
                                                                   ------------
        Total stockholders' equity .............................      5,533,660
                                                                   ------------
        Total liabilities and stockholders' equity .............   $  9,009,680
                                                                   ============


   The accompanying notes are an integral part of these financial statements.



     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                   September 30,
                                                        ----------------------------    ----------------------------
                                                            2005            2004            2005            2004
                                                        ------------    ------------    ------------    ------------
Operating revenues
    Sales of natural gas ............................   $  2,197,260    $  1,721,779    $  5,755,261    $  4,874,794
    Transportation of natural gas and liquids .......        431,123          49,900         961,909         179,944
    Treating and other ..............................         43,241          35,182         130,824         108,358
                                                        ------------    ------------    ------------    ------------
                                                           2,671,624       1,806,861       6,847,994       5,163,096
                                                        ------------    ------------    ------------    ------------
Operating costs and expenses
    Cost of natural gas purchased ...................      1,793,549       1,260,708       4,610,658       3,630,231
    Operation and maintenance .......................        244,149         208,578         677,993         656,621
    Depreciation and amortization ...................        135,100         155,625         414,634         468,877
    Accretion expense ...............................          5,743           5,361          17,232          16,080
    General and administrative ......................        723,656         384,696       1,372,876       1,212,845
                                                        ------------    ------------    ------------    ------------
                                                           2,902,197       2,014,968       7,093,393       5,984,654
                                                        ------------    ------------    ------------    ------------
Operating loss ......................................       (230,573)       (208,107)       (245,399)       (821,558)

Other income (expense)
    Interest expense ................................        (15,585)        (26,193)        (70,631)        (86,267)
    Other income (expense), net .....................        (24,434)          1,619          (8,620)         81,134
    Minority interest ...............................         (6,782)           --            (6,782)           --
                                                        ------------    ------------    ------------    ------------
                                                             (46,801)        (24,574)        (86,033)         (5,133)
                                                        ------------    ------------    ------------    ------------
Loss from continuing operations before income taxes
    and discontinued operations .....................       (277,374)       (232,681)       (331,432)       (826,691)
Income tax expense ..................................           --              --              --              --
                                                        ------------    ------------    ------------    ------------
Loss from continuing operations .....................       (277,374)       (232,681)       (331,432)       (826,691)

Discontinued operations, net of taxes
    Income from discontinued operations, net of taxes         26,027          81,616         200,674         273,813
    Gain on disposal of discontinued operations, net
      of taxes ......................................      1,705,257            --         1,705,257          42,480
                                                        ------------    ------------    ------------    ------------

Net income (loss) ...................................   $  1,453,910    $   (151,065)   $  1,574,499    $   (510,398)
                                                        ============    ============    ============    ============

Basic and diluted income (loss) per share
    Continuing operations ...........................   $      (0.02)   $      (0.02)   $      (0.02)   $      (0.05)
    Discontinued operations .........................           0.11            0.01            0.11            0.02
                                                        ------------    ------------    ------------    ------------

    Net Income (loss) ...............................   $       0.09    $      (0.01)   $       0.09    $      (0.03)
                                                        ============    ============    ============    ============

Weighted average number of common shares outstanding
    Basic and diluted ...............................     16,920,854      15,778,349      16,718,425      15,726,615


                      The accompanying notes are an integral part of these financial statements.

                                                           4



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                   Nine Months Ended September 30,
                                                                    --------------------------
                                                                       2005           2004
                                                                    -----------    -----------
Cash flows from operating activities
   Loss from continuing operations ..............................   $  (331,432)   $  (826,691)
   Income from discontinued operations ..........................     1,905,931        316,293
   Adjustments to reconcile income (loss) to net cash provided by operating activities:
      Depreciation and amortization .............................       414,634        468,877
      Discontinued operations-gain on sale of properties ........    (1,705,257)       (42,480)
      Common stock issued for director's fees ...................        30,000         29,997
      Litigation settlement .....................................       110,883           --
      Minority interest .........................................         6,782           --
      Stock options compensation expense ........................         6,940           --
      Accretion expense .........................................        17,232         16,080
      Noncash for ADAC guarantee ................................        79,917        120,843
      Forgiveness of ADAC guarantee .............................       (54,277)          --
      Amortization of debt discount and debt issue costs ........        65,790         28,409
      Change in operating assets and liabilities:
        Trade accounts receivable ...............................      (269,445)       956,745
        Inventories, at average cost ............................           264         (1,070)
        Prepaid expenses and other assets .......................        (4,324)       (46,957)
        Accounts payable ........................................       300,877       (942,453)
        Accrued expenses and other liabilities ..................       138,994         52,919
                                                                    -----------    -----------
           Net cash provided by operating activities ............       713,509        130,512
                                                                    -----------    -----------

Cash flows from investing activities
   Capital expenditures .........................................       (25,299)       (43,005)
   Proceeds from contingent payment .............................          --           42,480
   Proceeds from disposal of discontinued operations ............     1,825,000           --
   Decrease in certificates of deposit ..........................          --          130,745
   Other assets .................................................        (4,954)        (1,109)
                                                                    -----------    -----------
           Net cash provided by investing activities ............     1,794,747        129,111
                                                                    -----------    -----------

Cash flows from financing activities
   Proceeds from borrowings .....................................          --          193,127
   Payments on borrowings .......................................    (1,707,019)      (396,491)
   Payments on ADAC guarantee ...................................      (109,087)       (86,394)
   Proceeds from exercise of stock options ......................        13,684           --
   Proceeds from issuance of common stock .......................        60,000           --
   Debt issue costs .............................................          --         (100,223)
                                                                    -----------    -----------
           Net cash used in financing activities ................    (1,742,422)      (389,981)
                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents ............       765,834       (130,358)
Cash and cash equivalents at beginning of period ................       176,292        202,373
                                                                    -----------    -----------

Cash and cash equivalents at end of period ......................   $   942,126    $    72,015
                                                                    ===========    ===========

Supplemental Disclosures of Cash Flow Information:
      Cash paid for interest ....................................   $   166,445    $   179,311
                                                                    ===========    ===========


            The accompanying notes are an integral part of these financial statements.

                                                 5

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


(1)       Nature of Business

          Gateway Energy Corporation (the "Company," or "Gateway"), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb Fuel Authority, L.L.C. and Gateway Processing Company. Gateway-ADAC Pipeline, L.L.C. is majority owned (67%) by Gateway Pipeline Company.

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

Principles of Consolidation

          The Company consolidates the financial statements of its majority owned and wholly owned subsidiaries which includes the accounts of Gateway Energy Corporation and its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb Fuel Authority, L.L.C., Gateway Processing Company, and Gateway-ADAC Pipeline, L.L.C., of which the Company has a 67% ownership. The portion not owned by the Company is recorded as minority interest. All significant intercompany transactions have been eliminated in consolidation. The financial statements for all periods presented have been adjusted to give effect to the disposition of the Madisonville pipeline facilities (see Note 7) as a discontinued operation. The corresponding notes to the financial statements, where appropriate, have been adjusted to correspond to this presentation.

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

          Under contracts in place through July 26, 2005 with the producer and Hanover Compression Limited Partnership, we purchased the gas at the producer's wellhead and retained title to the gas throughout the treating process until the pipeline quality gas was delivered to the sales outlet at the end of the Company's 10-inch pipeline. From the proceeds from the sale of the pipeline quality gas, we deducted a fixed treating fee and an additional amount when the sales price per unit of the pipeline quality gas exceeded a threshold price per unit. The remaining balance, after minor adjustments, is paid to the producer for the wellhead production. This contract was sold in conjunction with the disposal of certain Madisonville assets discussed in Note 7.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


Property and Equipment

          Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. At September 30, 2005, property and equipment included $100,000 of equipment financed under a capital lease and $7,778 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

          For the three and nine months ended September 30, 2005 and 2004, depreciation expense was $127,923 and $393,103 and $148,449 and $447,347, respectively.

          Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount, and any impairment so determined is recorded in the current period. There have been no impairments of long-lived assets required during the nine months ended September 30, 2005 and 2004.

          The Company provides for an asset retirement obligation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations" related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability. The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the nine months ended September 30, 2005 and 2004:

                                            Nine Months Ended
                                              September 30,
                                       ----------------------------
                                          2005             2004
                                       -----------      -----------
              Beginning balance        $   320,657      $   299,218
              Accretion                     17,232           16,080
                                       -----------      -----------
              Ending balance           $   337,889      $   315,298
                                       -----------      -----------


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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


          In late December 2004, the Company tendered to Advanced Extraction Technolgies, Inc. ("AET") $91,250 as a pre-payment for 2005 License Fees pursuant to Section 2.3 of the License Agreement with AET. AET returned the check to the Company, and alleged that such pre-payment did not meet the requirements for installed target capacity for retention of the exclusivity provisions of the License Agreement after December 31, 2004. In January 2005, AET notified the Company that a dispute, as defined in the License Agreement, exists and therefore the matter would be moved to arbitration. On September 15, 2005, the Company entered into a settlement agreement with AET.

          The Company's primary other asset, its license for a patented process to remove nitrogen from natural gas production, is being amortized to expense over the average 17-year life of the underlying patents. The latest of these patents expires in 2022. The net investment in the license was $249,621 at September 30, 2005, net of accumulated amortization of $171,429 was incurred.

Cash Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Income Taxes

          The Company has no current tax provision for the three months and nine months ended September 30, 2005 and 2004 because the Company concluded that the tax benefits may not be realized in future periods and are therefore fully reserved in the accompanying financial statements. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates expected to apply when these differences reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that they will not be realized. The deferred tax provision is the result of changes in deferred tax assets and liabilities.

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

          The fair value of the Company's stock-based awards to employees are estimated using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted average assumptions for the nine months ended September 30, 2004:

                                                        Nine Months Ended
                                                          September 30,
                                                      ----------------------
                                                        2005         2004
                                                      ---------    ---------
              Expected life in years..................  3.98         4.54
              Expected stock price volatility.........    84%          84%
              Risk-free interest rate.................  3.43%        2.97%
              Average fair value per option........... $0.22        $0.09

For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the options' vesting period. The following table illustrates the effect on net income (loss) and net income (loss) per share if



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to its stock-based employee compensation for the three months and nine months ended September 30, 2005 and 2004.

                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                    September 30,
                                                 ---------------------------      ---------------------------
                                                    2005            2004             2005            2004
                                                 -----------     -----------      -----------     -----------
        Net income (loss) - as reported........  $ 1,453,910     $  (151,065)     $ 1,574,499     $  (510,398)
        Add stock option compensation expense
          recognized on repriced options.......        6,940            --              6,940            --
        Deduct total stock-based employee
          compensation expense determined
          under fair value based method for
          all awards, net of related tax
          effects..............................       (1,125)         (4,446)          (3,850)        (14,750)
                                                 -----------     -----------      -----------     -----------
        Net income (loss) - pro forma..........  $ 1,459,725     $  (155,511)     $ 1,577,589     $  (525,148)
                                                 ===========     ===========      ===========     ===========

        Basic and diluted net income (loss)
          per share - as reported..............  $      0.09     $     (0.01)     $      0.09     $     (0.03)
                                                 ===========     ===========      ===========     ===========
        Basic and diluted net income (loss)
          per share - pro forma................  $      0.09     $     (0.01)     $      0.09     $     (0.03)
                                                 ===========     ===========      ===========     ===========

Earnings Per Share

          Basic income (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.
Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive. Due to the Company incurring a net loss from operations the number of shares used for diluted loss per common share is the same as basic loss per share for the three and nine month periods ended September 30, 2005 and 2004 because the effect of potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive.

                                                     Three Months Ended               Nine Months Ended
                                                        September 30,                   September 30,
                                                 ---------------------------      ---------------------------
                                                    2005            2004             2005            2004
                                                 -----------     -----------      -----------     -----------
Basic weighted average number of common shares
    outstanding................................   16,920,854      15,778,349       16,718,425      15,726,615

Add shares issuable pursuant to common stock
    options less shares assumed repurchased at
    the average market price...................       28,631            --             19,404          20,571

Add weighted average effect of the exercise of
    warrants and options.......................         --              --             10,133            --

Convertible debt...............................         --              --            107,890            --
                                                 -----------     -----------      -----------     -----------

Diluted weighted average number of shares for
    computation of fully diluted earnings  per
    share......................................   16,949,485      15,778,349       16,855,852      15,747,186
                                                 ===========     ===========      ===========     ===========

                                                      9

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


Accounting Pronouncements and Recent Regulatory Developments

          On December 16, 2004, as amended on April 14, 2005, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim reporting period for fiscal years beginning after December 15, 2005. We are in the process of determining the impact of the requirements of SFAS No. 123(R). We believe it is likely that the financial statement impact from the adoption of the requirements of SFAS No. 123(R) may significantly impact our future results of operations and we continue to evaluate it to determine the degree of significance.

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

          In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3," became effective for fiscal years beginning after December 15, 2005. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of SFAS No. 154 is expected to have no material impact on our financial statements.


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

(3)       Debt

Notes Payable

          Fort Cobb's revolving credit agreement provides for maximum available borrowings of up to $250,000 through September 16, 2006. Principal outstanding under the agreement accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at September 30, 2005 was 8%. The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt were capitalized as deferred loan costs and are being charged to interest expense ratably over the maturity period of the note. Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company. The Company had $250,000 available borrowings under the agreement as of September 30, 2005. Subsequently, the Company withdrew $96,000 off of the revolving credit facility to secure a letter of credit for the Fadden litigation settlement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


Long-term Debt

          Long-term debt at September 30, 2005 consisted of the following:

              Term note - Fort Cobb                      $     372,892
              Term note - Fort Cobb vehicles                    23,616
                                                         -------------
                                                               396,508
              Less current maturities                         (141,691)
                                                         -------------
                                                         $     254,817
                                                         =============

Subordinated Notes

          In connection with the Recapitalization that was effective March 1, 1997, the Company issued subordinated promissory notes with a face amount of $1,171,700. The stated interest rate is 10% payable quarterly with equal annual principal payments beginning on March 1, 2000 and continuing through March 1, 2004. The Company calculated the fair market value of the notes to be $978,000 at March 1, 1997 and recorded the difference between fair value and the face amount as discount on subordinated notes. The discount was being amortized to interest expense using the interest method over the term of the subordinated notes. Such charge to interest expense was none and $4,612 for the nine months ended September 30, 2005 and 2004, respectively. As a result, the effective interest rate of the subordinated notes was 15% during the period that the discount was being amortized.

          On August 31, 2005, the final principal payment totaling $234,327, which was due under these notes on March 1, 2004, was paid.

Term Note - Fort Cobb

          Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank. Principal outstanding under the note accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at September 30, 2005 was 8%. The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008. Costs of obtaining this debt was capitalized as deferred loan costs and is being charged to interest expense ratably over the term of the note. Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and the Company used the proceeds for general corporate purposes.

Term Note - Madisonville

          Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company, (the "Borrowers"), entered into a $1.5 million term note agreement with a bank with an interest rate of 7.25%. Effective November 15, 2003, the term note agreement was amended to modify provisions governing intercompany debt payments from the Borrowers to Gateway Energy Corporation. Effective March 31, 2004, the term note agreement was further amended to provide an interest-only period for the months of April through July 2004. Thereafter the note required 16 monthly payments of principal and interest of $70,000, with a final payment of approximately $204,000, representing unpaid principal and accrued, but unpaid, interest due at the December 31, 2005 maturity date. Costs of securing this debt were charged to interest expense ratably over term of the note. The proceeds were used to finance the construction of the Madisonville pipeline facilities. The term note is collateralized with the Company's economic interest in the Madisonville project and the Waxahachie pipeline system, and the Company has guaranteed the loan and pledged the common stock of the Borrowers. The term note agreement contained cross collateral and cross default provisions linking it to the Balloon Note, described below. All other terms and conditions of the term note, including the maturity date, remained the same.

          On August 30, 2005, in conjunction with the sale of the 4" gathering line and 3" injection line as well as the Processing Agreement contained in the First Amended and Restated Master Agreement dated February 5, 2003 (see Note 7), the Company paid in full the remaining balance of $566,093. All liens attributable to this note have been released.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


Balloon Note - Madisonville

          Effective March 31, 2003, the Company entered into a balloon credit agreement (the "Balloon Note"). Under the Balloon Note agreement, the Borrowers borrowed $900,000 in multiple advances. Principal outstanding under the Balloon Note accrued interest at a fixed rate of 7.25% and the note will mature April 30, 2006. The monthly note payments represent interest only on the total balance outstanding. Costs of securing this debt are being charged to interest expense ratably over the term of the note. The Borrowers used the proceeds to finance the remaining construction costs of the Pipeline Facilities, and to fund the principal and interest payments which were due under the Company's subordinated note agreements on March 1, 2003.

          The Balloon Note was collateralized with letters of credit obtained through ADAC. Charles A. Holtgraves, a former director of the Company, is Chairman of the Board, President and a director of ADAC, and Larry J. Horbach, a former director of the Company, is Secretary of ADAC. Mr. Holtgraves owns directly no shares of ADAC common stock, and owns 14.65% of an entity that owns 55.56% of the ADAC Senior Series A Preferred Stock. Such preferred stock has a stated dividend rate equal to 66.67% of any Madisonville payments received by ADAC pursuant to the Agreement discussed below. Mr. Horbach does not own, directly or indirectly, any ADAC Senior Series A Preferred Stock or common stock.

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

          On August 30, 2005, in conjunction with the sale of the 4" gathering line and 3" injection line at Madisonville as well as the Processing Agreement contained in the First Amended and Restated Master Agreement dated February 5, 2003 (see Note 7), ADAC paid off the Balloon Note in exchange for a 33.33% ownership interest in the Gateway-ADAC Pipeline, L.L.C., a company formed to own the remaining Madisonville pipeline facilities. All liens attributable to this note have been released.


Term Note - Fort Cobb Vehicles

          Effective March 2003, Fort Cobb borrowed $57,900 from a bank to buy three replacement service vehicles. The note requires monthly principal and interest payments of $1,387, reflecting interest at 6.99%, and matures on March 25, 2007.

Trade Note Payable

          Effective October 2003, in connection with the mediation settlement of a dispute with a vendor, the Company executed a trade note for $100,000, bearing no interest, payable in eighteen monthly installments of $5,200 and one final installment of $6,400. The note is secured by a lien on the Company's Crystal Beach terminal facility. Interest expense is being recognized over the life of the note at an imputed rate of 10%; accordingly, the obligation was initially recorded at its present value of $91,290 in the accompanying balance sheet. As of July 1, 2005, the final payment on the trade note payable was made and the lien on the Crystal Beach terminal facility was removed.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


Convertible Promissory Note

          In November 2004, the Company sold 316,665 shares of common stock to three directors at a price of $0.30 per share resulting in total proceeds of $95,000 in conjunction with the placement of a $115,000 convertible promissory note (the "Bridge Loan") to a private investor. The Bridge Loan accrues interest at a fixed rate of 8%, is unsecured and matures March 31, 2005, unless extended by the parties to September 30, 2005. The Bridge Loan also contained a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.30 per share. The value of the warrant was determined using the Black-Scholes option pricing model and was $8,789, which was recorded as a debt discount. Due to the fair market value of the stock being $0.27 on the effective date of the note, a beneficial conversion feature also existed totaling $17,988. The beneficial conversion feature was also recorded as a debt discount. The debt discounts are being amortized to interest expense over the life of the note using the effective interest method. The Bridge Loan is convertible at any time until maturity into common stock of the Company at a conversion price of the greater of 85% of the average closing price of the Company's common stock for the 90 days prior to conversion, or $0.25 per share, the par value of the common stock. The promissory note and accrued interest was converted into 464,954 shares of common shares at $0.25 per share during December 2004. However, the shares were not issued until February 2005. The total amount converted of $116,239 was recorded as additional paid-in capital at December 31, 2004. The promissory note holder also exercised a warrant issued in connection with the Bridge Loan for 100,000 shares at $0.30 per share in November 2004. However, the shares were not issued until February 2005.

Letters of Credit

          As of September 30, 2005, the Company had outstanding letters of credit totaling $650,000 related to gas purchases.

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

          During September 2005, the Company issued 10,526 shares of common stock to each of six outside directors of the Company, for a total of 63,156 shares. The shares issued had a fair value of $30,000, or $5,000 per director, which is part of the outside director's compensation plan.

(5)       Commitments and Contingencies

          In connection with securing the Balloon Note, described in Note 3, that was used to finance part of the construction costs of the Madisonville pipeline facilities, the Company was obligated at ADAC's option to either: (i) pay at the end of the term of the Balloon Note a lump-sum, which when added to the payments made, if any, for the price upside portion, will result in ADAC receiving a 15% pre-tax internal rate of return on the $900,000, or (ii) convey to ADAC a one-third ownership interest in the pipeline facilities in exchange for ADAC paying off the Balloon Note on or before the end of the balloon note term. The Company was obligated to pay the periodic interest payments to the bank during the three-year term of the Balloon Note. The minimum return guaranteed to ADAC by the Company was being accrued ratably over the three-year term of the balloon note, and reduced by periodic price upside payments, if any, paid to ADAC.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


          The Company and its subsidiaries are parties to litigation and claims arising in the ordinary course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims, may be material to the consolidated financial statements.

(6)       Related Party Transactions

          In March 2004, the Company agreed to pay to ADAC $24,000, in exchange for its consent to modify the terms of the Madisonville term loan, ratably over a twelve-month period beginning the earlier of the month following maturity of the Balloon Note or the month following ADAC's exercise of their option to prepay the Balloon Note as discussed in Note 3. The present value of this obligation at inception was $18,641, using an imputed interest rate of 10%, and is included in the amount payable to ADAC, with a corresponding amount capitalized to deferred loan costs on the accompanying balance sheet. This obligation was paid in full on August 31, 2005 from the proceeds of the Madisonville sale.

          Under the terms of the ADAC agreement, ADAC received, during the term of the Balloon Note, one-half of the price upside portion only, if any, of the monthly fee to be received by the Company pursuant to the Madisonville project agreements. Price upside payments made to ADAC during the nine months ended September 30, 2005 and 2004 totaled $109,087, and $86,394, respectively.

          In connection with the July 27, 2005 sale of certain Madisonville assets (see Note 7), ADAC exercised its right to a one-third ownership interest in the Madisonville Pipeline facilities and the Company, Gateway Pipeline, Gateway Processing and ADAC entered into an amendment to the ADAC Agreement whereby, in lieu of ADAC's exercise of its equity participation option, Gateway Pipeline's 10 inch transmission pipeline asset would be contributed into Gateway-ADAC Pipeline, L.L.C., a limited liability company that would be owned 66.67% by Gateway Pipeline and 33.33% by ADAC. Therefore, the minimum return guarantee was no longer an obligation of the Company and the amount accrued of $54,277 was written-off.

          Effective November 15, 2004, the Company and certain of its subsidiaries entered into a License Agreement with AER, ADAC, a Nebraska corporation and a wholly owned subsidiary of AER, and Elgin Holdings, LLC, a Texas limited liability company and a majority owned subsidiary of ADAC, for the joint participation and development of future high nitrogen natural gas projects in the Madisonville, Texas area. Charles A. Holtgraves, a former director of the Company, is Chairman of the Board, President and a director of AER, and Chairman of the Board, President and a director of ADAC, and a manager of Elgin Holdings. Approximately 60% of the stock of AER is owned indirectly by Mr. Holtgraves and his family members. Mr. Holtgraves owns directly no shares of ADAC common stock, and owns 14.65% of an entity that owns 55.56% of the ADAC Senior Series A Preferred Stock. Such preferred stock has a stated dividend rate equal to 66.67% of any Madisonville payments received by ADAC pursuant to the ADAC Agreement discussed above.

          Mr. Holtgraves was not re-elected as a member of the Company's Board of Directors at the Company's annual meeting of stockholders held on September 20, 2005.

          The Company paid a consulting firm $10,736 of which an employee of such firm was related to the Company's Chief Financial Officer.

          Accounts payable and accrued expenses at September 30, 2005 include unpaid directors' fees of $110,080.

(7)       Discontinued Operations

          Effective July 25, 2005, Gateway Pipeline Company and Gateway Processing Company, wholly owned subsidiaries of the Company, sold their 4" gathering line and 3" injection line as well as the Processing Agreement contained in the First Amended and Restated Master Agreement dated February 5, 2003, all of which was part of the Company's Madisonville Pipeline Facility to a third party buyer for approximately $2.7 million. The Company will retained the 10" sales line connected to the Madisonville Pipeline Facility and became a transporter of gas from the Madisonville Plant to the sales point. Due to the



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


sale of these facilities, the operations of the Madisonville Pipeline Facility has been reported as a discontinued operation. Accordingly, prior period financial statement amounts have been adjusted to give effect to this disposition as a discontinued operation.

          The Company received $135,000 on July 25, 2005, with the remainder of the funds paid on August 31, 2005, the ultimate closing date of the transaction.
Just prior to final funding, ADAC elected to exercise its right to its 33.33% ownership in the Madisonville pipeline facilities. Accordingly, ADAC was paid its share of the sales proceeds, approximately $900,000, which was used by ADAC to repay the $900,000 Balloon Note (see Note 3). Upon ADAC's exercise of its option to the Madisonville pipeline facilities, the Company now owns a remaining
66.66% interest in the 10" sales line which the Company will operate under a new transportation agreement entered into with the buyer of the Madisonville pipeline facilities. The Company received the remaining net proceeds from the sale of approximately $1.8 million. A portion of the proceeds from the sale were used to pay off the remaining balance of the $1.5 million Term Note as well as the outstanding subordinated promissory notes.

          Following are the results of operations of the Madisonville pipeline facility for all periods presented.

                                  Three Months Ended September 30,  Nine Months Ended September 30,
                                   -----------------------------     -----------------------------
                                       2005             2004             2005             2004
                                   ------------     ------------     ------------     ------------
     Operating revenues (1)....... $  1,618,169     $  4,236,819     $  9,718,606     $ 12,043,395

     Operating costs and
       expenses (2)...............    1,551,640        4,071,441        9,328,454       11,519,120
     Other expenses, net (3)......      (40,502)         (83,762)        (189,478)        (250,462)
                                   ------------     ------------     ------------     ------------
     Net income...................       26,027           81,616          200,674          273,813
                                   ============     ============     ============     ============

     Basic and diluted income
       per share.................. $       --       $       0.01     $       0.01     $       0.02

     Weighted average
     number of common
     shares outstanding:
     Basic and diluted............   16,920,854       15,778,349       16,718,425       15,726,615


     (1) Operating revenues were $1,618,169 and $4,236,819 for the three months ended September 30, 2005 and September 30, 2004 and $9,718,606 and
          $12,043,395 for the nine months ended September 30, 2005 and September
          30, 2004. This revenue stream contains gas sales from the gas purchased from the Madisonville producer and the price upside revenue received when the market price of the gas that Gateway receives is in excess of certain contract minimum prices.

     (2) Operating costs and expenses were $1,551,640 and $4,071,441 for the three months ended September 30, 2005 and September 30, 2004 and
          $9,328,454 and $11,519,120 for the nine months ended September 30, 2005 and September 30, 2004. This cost is comprised of the gas purchased at the well head from the Madisonville purchaser and other operating expenses.

     (3)  Other expenses were $40,502 and $83,762 for the three months ended
          September 30, 2005 and September 30, 2004 and $189,478 and $250,462
          for the nine months ended September 30, 2005 and September 30, 2004.
          This cost is attributable to the 15% guaranteed return to ADAC as a result of the guarantee that ADAC provided on the $900,000 Balloon
          Note that is extinguished upon their conversion of the guarantee into a 33.33% interest in the Madisonville project just prior to closing of the final funding, interest expense on the debt associated with the Madisonville pipeline facility, as well as depreciation expense.

                                       15

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


(8)       Subsequent Events

          In October 2005, the Company entered into a Settlement and Release Agreement with Michael Fadden. Mr. Fadden, the Company's former Chief Executive Officer and President, had filed a claim with the American Arbitration Association on December 29, 2004, pursuant to the Employment Agreement by and between him and the Company. In return for settling the claim, the Company will pay Mr. Fadden $35,000 for legal expenses incurred, a sum of $96,000 paid over a period of twenty-four months, 55,000 shares of restricted stock of the Company which were fair valued at $24,200 at September 30, 2005, and the release of certain items contained in Mr. Fadden's Employment Agreement. At September 30, 2005, this settlement was recorded in accrued liabilities.

          During October 2005, the Company issued 99,478 shares of common stock to current and prior members of the Company's Board of Directors. This stock was valued between $0.43 and $0.44 per share, depending on the date an Agreement with each director was signed. The stock was issued as compensation for past services owed to the directors which had a fair value of $43,770, which was accrued as an expense at September 30, 2005.


(9)       Segment Disclosures

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

          The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses. Operating margin is computed before general and administrative expense, depreciation, interest income or expense or income taxes. Inter-segment sales of approximately $255,000 and $350,000 were eliminated during consolidation for the three months ended September 30, 2005 and 2004. Inter-segment sales of approximately $946,000 and $1,047,000 were eliminated during consolidation for the nine months ended September 30, 2005 and 2004.



          Summarized financial information of the Company's reportable segments, and a reconciliation of operating margin to consolidated net income (loss), as adjusted for discontinued operations, is presented below:



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)


                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                    -------------------------     -------------------------
                                                       2005           2004           2005           2004
                                                    ----------     ----------     ----------     ----------
                  Onshore Operations
        Revenues.................................   $1,957,998     $1,256,688     $4,683,170     $3,518,465
        Operating margin..........................     307,589        252,660        710,647        598,118
        Depreciation and amortization.............      67,364         68,309        203,332        206,930
        Interest expense..........................         928         10,825         25,628         39,382
        Income from discontinued operations,
          net of tax..............................      26,027         81,616        200,674        273,813
        Gain on disposal of discontinued
          operations, net of tax..................   1,705,257           --        1,705,257         42,480
        Capital expenditures......................       7,491          1,215         14,238         32,899
        Total assets..............................   5,722,998      5,398,657      5,722,998      5,398,657

                  Offshore Operations
        Revenues..................................     397,000         98,170      1,036,863        324,145
        Operating margin..........................     326,953         40,881        829,753        141,501
        Depreciation and amortization.............      37,693         37,693        113,080        113,078
        Total assets..............................   1,464,184      1,367,993      1,464,184      1,367,993

                 Fort Cobb Operations
        Revenues..................................     316,626        452,003      1,127,961      1,320,486
        Operating margin..........................        (616)        44,034         18,943        136,625
        Depreciation and amortization.............      30,043         49,623         98,222        148,869
        Interest expense..........................      14,657         15,368         45,003         46,885
        Capital expenditures......................       1,252            407         11,061         10,106
        Total assets..............................   1,822,498      2,027,109      1,822,498      2,027,109

                         Total
        Revenues..................................   2,671,624      1,806,861      6,847,994      5,163,096
        Operating margin..........................     633,926        337,575      1,559,343        876,244
        Depreciation and amortization.............     135,100        155,625        414,634        468,877
        Interest expense..........................      15,585         26,193         70,631         86,267
        Income from discontinued operations,
          net of tax..............................      26,027         81,616        200,674        273,813
        Gain on disposal of discontinued
          operations, net of tax..................   1,705,257           --        1,705,257         42,480
        Capital expenditures......................       8,743          1,622         25,299         43,005
        Total assets..............................   9,009,680      8,793,759      9,009,680      8,793,759

        Reconciliation to net income (loss)
        Operating margin.........................   $  633,926     $  337,575     $1,559,343     $  876,244
        Less:
          Depreciation and amortization...........     135,100        155,625        414,634        468,877
          Accretion...............................       5,743          5,361         17,232         16,080
          General and administrative..............     723,656        384,696      1,372,876      1,212,845
          Interest expense........................      15,585         26,193         70,631         86,267
          Minority interest.......................       6,782           --            6,782           --

        Plus:
          Other income (expense), net.............     (24,434)         1,619         (8,620)        81,134
        Income from discontinued operations,
          net of tax..............................      26,027         81,616        200,674        273,813
        Gain on disposal of discontinued
          operations, net of tax..................   1,705,257           --        1,705,257         42,480
                                                    ----------     ----------     ----------     ----------
        Net income (loss)........................   $1,453,910     $ (151,065)    $1,574,499     $ (510,398)
                                                    ==========     ==========     ==========     ==========


        Because of the sale of certain Madisonville assets (see Note 7), the information presented in the tables above for the three and nine months ended
September 30, 2004 has been adjusted to give effect to the disposition of these assets as a discontinued operation.

                                       17

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

          Under contracts in place through July 26, 2005 with the producer and Hanover Compression Limited Partnership, we purchased the gas at the producer's wellhead and retained title to the gas throughout the treating process until the pipeline quality gas was delivered to the sales outlet at the end of the Company's 10-inch pipeline. From the proceeds from the sale of the pipeline quality gas, we deducted a fixed treating fee and an additional amount when the sales price per unit of the pipeline quality gas exceeded a threshold price per unit. The remaining balance, after minor adjustments, is paid to the producer for the wellhead production. This contract was sold in conjunction with the disposal of certain Madisonville assets discussed in Note 7. Revenue, when comparing it to our historical revenue prevoiusly reported in prior periods, will be materially lower in future periods as a result of this disposition.

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

          Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount. There was no impairment required as of September 30, 2005 and 2004.

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

          In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3," became effective for fiscal years beginning after December 15, 2005. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of SFAS No. 154 is expected to have no material impact on our financial statements.


Results of Operations

General

          The Henry Hub closing index price for natural gas during the nine months ended September 30, 2005 averaged $8.24 per MMBtu, compared to $7.11 per MMBtu for the same period of the prior year. Recent natural gas prices continue to trend upward with Henry Hub closing index prices at October 28, 2005 being $13.89 per MMBtu. In the accompanying financial statements, the Company's revenues from sales of natural gas, along with the cost of natural gas purchased, increased proportionately from prior year levels, due to this increase in natural gas prices. Because the Company buys and sells gas under "back-to-back" purchase and sale contracts designed to minimize commodity price risk, the Company's net operating margin is relatively insensitive to fluctuations in the market price of gas. Accordingly, the Company evaluates each of its activities based on the operating margin it produces. The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. Management reviews and evaluates the operations of three main segments--Onshore operations, Offshore operations and Fort Cobb operations.

Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004

Total Operations

                                                      Three Months Ended
                                                         September 30,
                                                  ---------------------------
                                                     2005             2004
                                                  -----------     -----------
            Revenues..........................    $ 2,671,624     $ 1,806,861
            Operating margin..................        633,926         337,575
            Depreciation and amortization.....        135,100         155,625

          Operating margin for the three months ended September 30, 2005 increased $296,000 compared to the same period of the prior year. As discussed in Note 7 regarding discontinued operations, revenues relating to the sale of certain Madisonville assets for the three months ended September 30, 2005 and September 30, 2004 in the amount of $1,618,169 and $ 4,236,819, respectively, have been included in income from discontinued operations. In addition, operating margin for the three months ended September 30, 2005 and September 30, 2004 in the amount of $66,529 and $165,378, respectively, has been included in income from discontinued operations. Onshore operating margin increased $55,000, Offshore operating margin increased $286,000, and Fort Cobb operating margin decreased $45,000. Revenues were higher due to increased throughput on the Offshore segment as well as higher sales volumes at the Company's Waxahachie distribution facility, offset by lower sales volumes on the Fort Cobb Fuel Authority segment.

Onshore Operations

                                                      Three Months Ended
                                                         September 30,
                                                  ---------------------------
                                                     2005            2004
                                                  -----------     -----------
            Revenues..........................    $ 1,957,998     $ 1,256,688
            Operating margin..................        307,589         252,660
            Depreciation and amortization.....         67,364          68,309

          Operating margin for Onshore operations increased during the third quarter by $55,000 compared to the same period of the prior year. The increase in operating margin was mainly attributable to an increase in sales volume at the Company's Waxahachie distribution facility, offset by higher overall operating costs. As discussed in Note 7 regarding discontinued operations, revenues relating to the sale of certain Madisonville assets for the three months ended September 30, 2005 and September 30, 2004 in the amount of $1,618,169 and $4,236,819, respectively, have been included in income from discontinued operations. In addition, operating margin for the three months ended September 30, 2005 and September 30, 2004 in the amount of $66,529 and $165,378, respectively, has been included in income from discontinued operations.


Offshore Operations

                                                      Three Months Ended
                                                         September 30,
                                                  ---------------------------
                                                     2005            2004
                                                  -----------     -----------
            Revenues..........................    $   397,000     $    98,170
            Operating margin..................        326,953          40,881
            Depreciation and amortization.....         37,693          37,693

          Operating margin for Offshore operations increased during the quarter ended September 30, 2005 by $286,000 compared to the same period of the prior year. The increase in operating margin was due to increased throughput on the Company's Pirates' Beach system.


          The MMS has extended their royalty relief incentive program through 2006. The royalty relief incentives apply to any drilling in the deep zones in the shallow waters of the Gulf of Mexico.

Fort Cobb Operations

                                                      Three Months Ended
                                                         September 30,
                                                  ---------------------------
                                                     2005            2004
                                                  -----------     -----------
            Revenues..........................    $   316,626     $   452,003
            Operating margin..................           (616)         44,034
            Depreciation and amortization.....         30,043          49,623

          Operating margin for Fort Cobb operations decreased $45,000 during the three months ended September 30, 2005 compared to the same period of the prior year due to a decrease in gas sales volumes due to less irrigating of crops during the quarter. Fort Cobb's business peaks in the third and fourth quarters because a significant portion of its sales volumes comes from supplying natural gas to irrigation and crop-drying customers as well as residential and commerical customers during the winter heating months.

          General and administrative ("G&A") expenses for the three months ended September 30, 2005 increased by $339,000 compared to the prior year, or 88%, primarily due to an increase in legal fees due to various legal proceedings involving the Company as well as the cost of the Settlement Agreement with Michael Fadden (see Note 8), which increased G&A by $145,883 (see Note 8), offset by reduced wages and salaries.

          Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement. Proceeds received on August 31, 2005 from the sale of certain Madisonville facility assets were used to repay our debt that was secured by the Madisonville assets as well as our then outstanding subordinated debt which lowered our weighted average outstanding debt for the quarter. Interest expense decreased for the three months ended September 30, 2005 due to a one-time write-off of a guaranteed return payable owed to ADAC that is no longer required to be paid due to ADAC electing to exercise their option to acquire a 33% interest in the Madisonville pipeline facilities, offset by a one-time write-off of unamortized loan costs of $541,822. These unamortized loan costs were expensed due to the payoff of the corresponding loans on August 31, 2005.

          As discussed in Note 7, we sold certain Madisonville assets in July 2005. Accordingly, we recorded income from discontinued operations totaling $26,027, net of taxes as a component of the net income for the quarter ended September 30, 2005. Additionally, we recorded a gain of $1,705,257 on the disposal of these assets.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Total Operations

                                                      Nine Months Ended
                                                         September 30,
                                                  ---------------------------
                                                     2005            2004
                                                  -----------     -----------
            Revenues..........................    $ 6,847,994     $ 5,163,096
            Operating margin..................      1,559,343         876,244
            Depreciation and amortization.....        414,634         468,877

          Operating margin for the nine months ended September 30, 2005 increased $683,000 compared to the same period of the prior year. As discussed in Note 7 regarding discontinued operations, revenues relating to the sale of certain Madisonville assets for the nine months ended September 30, 2005 and September 30, 2004 in the amount of $9,718,606 and $12,043,395, respectively, have been included in income from discontinued operations. In addition, operating margin for the nine months ended September 30, 2005 and September 30, 2004 in the amount of $400,803 and $524,275, respectively, has been included in income from discontinued operations. Onshore operating margin increased $113,000, Offshore operating margin increased $688,000, and Fort Cobb margin decreased by $118,000. Revenues and corresponding operating margins were higher due to increased throughput on the Offshore segment as well as higher sales volumes at the Company's Waxahachie distribution facility, offset by lower throughput at the Madisonville pipeline facility.


Onshore Operations

                                                       Nine Months Ended
                                                         September 30,
                                                  ---------------------------
                                                     2005            2004
                                                  -----------     -----------
            Revenues..........................    $ 4,683,170     $ 3,518,465
            Operating margin..................        710,647         598,118
            Depreciation and amortization.....        203,332         206,930

          Operating margin for onshore operations increased $113,000 during the nine months ended September 30, 2005 compared to the same period of the prior year. The increase in operating margin is mainly attributable to an increase in sales volume at the Company's Waxahachie distribution facility, offset by higher overall operating costs. As discussed in Note 7 regarding discontinued operations, revenues relating to the sale of certain Madisonville assets for the nine months ended September 30, 2005 and September 30, 2004 in the amount of $9,718,606 and $12,043,395, respectively, have been included in income from discontinued operations. In addition, operating margin for the nine months ended September 30, 2005 and September 30, 2004 in the amount of $390,152 and $524,275, respectively, has been included in income from discontinued operations.


Offshore Operations

                                                       Nine Months Ended
                                                         September 30,
                                                  ---------------------------
                                                     2005            2004
                                                  -----------     -----------
            Revenues..........................    $ 1,036,863     $   324,145
            Operating margin..................        829,753         141,501
            Depreciation and amortization.....        113,080         113,078

          Operating margin for Offshore operations increased during the nine months ended September 30, 2005 by $688,000 compared to the same period of the prior year. The increase in operating margin was due to increased throughput on the Company's Pirates' Beach and Shipwreck systems.


          The MMS has extended their royalty relief incentive program through 2006. The royalty relief incentives apply to any drilling in the deep zones in the shallow waters of the Gulf of Mexico.

Fort Cobb Operations

                                                       Nine Months Ended
                                                         September 30,
                                                  ---------------------------
                                                     2005            2004
                                                  -----------     -----------
            Revenues..........................    $ 1,127,961     $ 1,320,486
            Operating margin..................         18,943         136,625
            Depreciation and amortization.....         98,222         148,869

          Operating margin for Fort Cobb operations decreased $118,000 during the nine months ended September 30, 2005 compared to the same period of the prior year primarily due to a decrease in gas sales volumes due to less irrigating of crops during the quarter. Fort Cobb's business peaks in the third and fourth quarters because a significant portion of its sales volumes comes from supplying natural gas to irrigation and crop-drying customers as well as residential and commerical customers during the winter heating months.

          General and administrative expenses for the nine months ended September 30, 2005 increased by $160,000 compared to the prior year, or 13%, primarily due to an increase in legal fees due to various legal proceedings involving the Company as well as the cost of the Settlement Agreement with Michael Fadden, which increased G&A by $145,883 (see Note 8), offset by reduced wages and salaries.

          Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement. Proceeds received on August 31, 2005 from the sale of certain Madisonville facility assets were used to repay out debt that was secured by our Madisonville assets as well as out then outstanding subordinated debt. Interest expense decreased for the nine months ended September 30, 2005 due to a one-time write-off of a related party payable owed to ADAC that is no longer required to be paid due to ADAC electing to exercise their option to acquire a 33% interest in the Madisonville pipeline facilities, offset by a one-time write-off of unamortized loan costs. These unamortized loan costs were expensed due to the payoff of the corresponding loans on August 31, 2005.

          As discussed in Note 7, we sold certain Madisonville assets in July 2005. Accordingly, we recorded income from discontinued operations totaling $200,674, net of taxes as a component of the net income for the nine months ended September 30, 2005. Additionally, we recorded a gain of $1,705,257 on the disposal of these assets. The income attributable to these assets for the nine months ended September 30, 2004 was $273,813.

          Liquidity and Capital Resources

          The Company's strategy is to maximize the potential of currently owned properties, to construct new treating facilities and related pipeline systems, and to acquire properties that meet its economic performance hurdles. This strategy will require significant additional capital. Without a significant infusion of new capital, we believe we can internally finance some projects, but progress will be limited to a pace that can be supported by our cash flows. Additionally, with rising natural gas prices, Fort Cobb Fuel Authority may experience short term cash shortfalls due to the lag in customer collections and the Company may be required to fund this shortfall with either internal cash flows or a draw-down on the revolving credit facility.

          The Company has available cash of $942,126 at September 30, 2005.

Cash Provided by Operating Activities

          Net cash provided by operating activities totaled approximately $714,000 for the nine months ended September 30, 2005, compared to approximately $131,000 during the same period of the previous year. The increase of approximately $583,000 is primarily due to the increase in operating margin for offshore operations resulting from increased throughput on the Company's Pirates' Beach and Shipwreck systems.


Cash Provided by Investing Activities

          Net cash provided by investing activities totaled approximately $1,795,000 for the nine months ended September 30, 2005, compared to net cash provided by investing activities of approximately $129,000 during the same period of the previous year. The increase is due to the proceeds from the sale of certain Madisonville assets which totaled $1,825,000.

Cash Provided by Financing Activities

          Net cash used in financing activities totaled approximately $1,742,000 for the nine months ended September 30, 2005, compared to approximately $390,000 during the same period of the previous year. The increase is primarily due to the change in payment of borrowings of approximately $1,311,000.

          Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally generated funds and available cash and bank borrowings as needed. The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

          The Company sold 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002. Cash of $839,000 was received at closing, and a contingent payment of up to $260,000 was to be received in the fourth quarter of 2003 based on subsequent performance of the assets. The Company received the final contingent payment of $42,480 and recorded that amount as discontinued operations as gain on disposal of properties during the nine months ended September 30, 2004.

Financing Arrangements

          Fort Cobb's revolving credit agreement provides for maximum available borrowings of up to $250,000 through September 16, 2006. Principal outstanding under the agreement accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at September 30, 2005 was 8%. The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt were capitalized as deferred loan costs and are being charged to interest expense ratably over the maturity period of the note. Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company. The Company had $250,000 available borrowings under the agreement as of September 30, 2005. Subsequently, the Company withdrew $96,000 off of the revolving credit facility to secure a letter of credit for the Fadden litigation settlement.

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

          On August 30, 2005, in conjunction with the sale of the 4" gathering line and 3" injection line as well as the Processing Agreement contained in the First Amended and Restated Master Agreement dated February 5, 2003, the Company paid in full the remaining balance of $566,093. All liens attributable to this note have been released

          Effective March 31, 2003, the Company entered into a balloon credit agreement (the "Balloon Note"). Under the Balloon Note agreement, the Borrowers borrowed $900,000 in multiple advances. Principal outstanding under the Balloon Note accrued interest at a fixed rate of 7.25% and the note was scheduled to mature after thirty-six months. The monthly note payments represented interest only on the total balance outstanding. Costs of securing this debt were being charged to interest expense ratably over the term of the note. The Borrowers used the proceeds to finance the remaining construction costs of the Pipeline Facilities, and to fund the principal and interest payments which were due under the Company's subordinated note agreements on March 1, 2003.

          The Balloon Note was collateralized with letters of credit obtained through ADAC. Charles A. Holtgraves, a former director of the Company, is Chairman of the Board, President and a director of ADAC, and Larry J. Horbach, a former director of the Company, is Secretary of ADAC. Mr. Holtgraves owns directly no shares of ADAC common stock, and owns 14.65% of an entity that owns 55.56% of the ADAC Senior Series A Preferred Stock. Such preferred stock has a stated dividend rate equal to 66.67% of any Madisonville payments received by ADAC pursuant to the Agreement discussed below. Mr. Horbach does not own, directly or indirectly, any ADAC Senior Series A Preferred Stock or common stock.

          Under the terms of the agreement with ADAC, dated March 6, 2003 (the "Agreement"), ADAC agreed to provide security acceptable to the Company's primary bank to allow the Company to borrow the proceeds of the Balloon Note. In exchange, ADAC received, during the term of the Balloon Note, one-half (50%) of the price upside portion only, if any, of the monthly fee to be received by the Company pursuant to the Madisonville project agreements. Under the Agreement, ADAC had the option to either: (i) receive at the end of the term of the Balloon Note a lump-sum payment, which when added to the payments received, if any, for the price upside portion, will result in a 15% pre-tax internal rate of return on the $900,000, or (ii) pay off the Balloon Note on or before the end of the Balloon Note term in exchange for a 33.33% ownership interest in the Madisonville pipeline facilities from that date forward. The Company was obligated to pay the periodic interest payments to the bank during the 37 month term of the Balloon Note. Further, the Company granted liens, subordinate to the Company's bank liens, on the Company's economic interest in the Madisonville project, its Waxahachie pipeline system, and its Fort Cobb subsidiary. The agreement contained cross collateral and cross default provisions linking it to the Madisonville Term Note.

          On August 30, 2005, in conjunction with the sale of the 4" gathering line and 3" injection line at Madisonville as well as the Processing Agreement contained in the First Amended and Restated Master Agreement dated February 5, 2003, ADAC paid off the Balloon Note in exchange for a 33.33% ownership interest in Gateway-ADAC Pipeline, L.L.C., the owner of the remaining Madisonville pipeline facilities. All liens attributable to this note have been released.

          In March 2004, the Company agreed to pay to ADAC $24,000, in exchange for its consent to the modification of the $1.5 million bank loan, ratably over a twelve-month period beginning the earlier of the month following maturity of the Balloon Note or the month following ADAC's exercise of their option to prepay the Balloon Note as discussed above. The present value of this obligation at inception was $18,641, using an imputed interest rate of 10%, and is included in the amount payable to ADAC, with a corresponding amount capitalized to deferred loan costs on the accompanying balance sheet, to be recognized as interest expense ratably over the term of the agreement. On August 31, 2005, in connection with the formation of the Gateway-ADAC Pipeline, LLC, the $24,000 payment has made to ADAC in full payment of the liability.

          In connection with the Recapitalization that was effective March 1, 1997, the Company issued subordinated promissory notes with a face amount of $1,171,700. The stated interest rate is 10% payable quarterly with equal annual principal payments beginning on March 1, 2000 and continuing through March 1, 2004. The Company calculated the fair market value of the notes to be $978,000 at March 1, 1997 and recorded the difference between fair value and the face amount as discount on subordinated notes. The discount was being amortized to interest expense using the interest method over the term of the subordinated notes. Such charge to interest expense was none and $4,612 for the nine months ended September 30, 2005 and 2004, respectively. As a result, the effective interest rate of the subordinated notes is 15% during the period that the discount was being amortized.

          On August 31, 2005, the final principal payment totaling $234,327, which was due under these notes on March 1, 2004, was paid.

          Effective March 2003, Fort Cobb borrowed $57,900 from a bank to buy three replacement service vehicles. The note requires monthly principal and interest payments of $1,387, reflecting interest at 6.99%, and matures on March 25, 2007.

          Effective October 2003, in connection with the mediation settlement of a dispute with a vendor, the Company executed a trade note for $100,000, bearing no interest, payable in eighteen monthly installments of $5,200 and one final installment of $6,400. The note is secured by a lien on the Company's Crystal Beach terminal facility. Interest expense is being recognized over the life of the note at an imputed rate of 10%; accordingly, the obligation was initially recorded at its present value of $91,290 in the accompanying balance sheet. As of July 1, 2005, the final payment on the trade note payable was made and the lien on the Crystal Beach terminal facility was removed.

          In October 2005, in connection with the settlement of a dispute with Michael Fadden, the Company executed a trade note for $96,000, bearing no interest, payable in twenty-four monthly installments of $4,000. The note is secured by a letter of credit. Interest expense is being recognized over the life of the note at an imputed rate of 10%; accordingly, the obligation was initially recorded in accrued liabilities at its present value of $85,967 plus interest due of $716 for the month of October 2005. The first payment is due on November 1, 2005 continuing through October 1, 2007.

          At September 30, 2005, the Company's long-term debt to total capitalization was approximately 5%.

          At September 30, 2005, the Company had outstanding letters of credit totaling $650,000, which relates to gas purchases.

          Natural gas prices as represented by the NYMEX Henry Hub index averaged $8.24 and $7.11 per MMBtu for the nine months ended September 30, 2005 and 2004. The natural gas industry is generally optimistic about long-term prospects based on expected demand, the cost of developing prospects and the sales price of natural gas. Apart from the Madisonville Pipeline Facilities, the Company's operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements. However, natural gas prices can affect exploration and development which can result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

          The Company has no off-balance sheet arrangements at September 30, 2005; however, see Note 5 to the consolidated financial statements contained elsewhere in this Form 10-QSB regarding Commitments and Contingencies.

Subsequent Events

          During October 2005, the Company entered into a Settlement and Release Agreement with Michael Fadden. Mr. Fadden, the Company's former Chief Executive Officer and President, had filed a claim with the American Arbitration Association on December 29, 2004, pursuant to the Employment Agreement by and between him and the Company. In return for settling the claim, the Company will pay Mr. Fadden $35,000 for legal expenses incurred, a sum of $96,000 paid over a period of twenty-four months, 55,000 shares of restricted stock of the Company, and the release of certain items contained in Mr. Fadden's Employment Agreement.

          During October 2005, the Company issued 99,478 shares of common stock to current and prior members of the Company's Board of Directors. This stock was valued between $0.43 and $0.44 per share, depending on the date an Agreement with each director was signed. The stock was issued as compensation for past services owed to the directors which had a fair value of $43,770, which was accrued as an expense at September 30, 2005.

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

          As required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company is required to carry out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Due to the change in executive management of the Company, it was not possible to carry out this evaluation for the prescribed period subsequent to October 2004 through September 2005. An interim President was put into place who was a Board member of the Company. The void in these executive positions created an internal control weakness with regard to monitoring and segregation of responsibilities in the area of processing and recording of transactions and reconciliation of financial statement accounts which were being maintained by staff of the Company without adequate oversight. In addition the Company did not have employed resources sufficient to complete the appropriate filings timely and with a satisfactory level of quality to be acceptable to the Securities and Exchange Commission ("SEC"). Accordingly, the Company was not able to complete the financial statement audit in the time required to file the Form 10-KSB for the year ended December 31, 2004 or to complete the review in the time required to file the Form 10-QSB for the quarterly period ending March 31, 2005 in order to remain compliant with SEC reporting requirements.

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

                                     Part II
                                     -------


Item 1.       Legal Proceedings
-------       -----------------

          Michael Fadden, the Company's former Chief Executive Officer and President, filed a claim with the American Arbitration Association on December 29, 2004, pursuant to the Employment Agreement by and between him and the Company. On October 21, 2005, the Company and Mr. Fadden entered into a settlement agreement. In return for settling the claim, the Company will pay Mr. Fadden $35,000 for legal expenses incurred, a sum of $96,000 paid over a period of twenty-four months, 55,000 shares of restricted stock of the Company, and the release of certain items contained in Mr. Fadden's Employment Agreement.

          Scott Heflin, the Company's former Chief Financial Officer, filed a claim with the American Arbitration Association on December 29, 2004, pursuant to the Employment Agreement by and between him and the Company. In this matter, Mr. Heflin is alleging breach of contract against the Company. The Company intends to vigorously contest this claim. The arbitration hearing was scheduled for November 2, 2005, but was postponed. A new hearing date has been set for January 5, 2006.

          On September 15, 2005, Gateway Energy Corporation (the "Company") entered into an agreement to settle the claim filed by Advance Extraction Technologies, Inc. ("AET") with the American Arbitration Association on April 4, 2005 pursuant to the First Amended and Restated Agreement to Develop Natural Gas Treatment Projects Using Mehra Gas Treating Units (the "AET Agreement"). Pursuant to the AET Agreement, AET granted to the Company an exclusive license to employ a patented process to remove nitrogen from streams of natural gas. AET asserted in the arbitration proceeding that the license was no longer exclusive and became a nonexclusive license on December 31, 2004 as a result of the Company not meeting certain minimum target requirements under the AET Agreement. While the Company disputes AET's assertion, it has become apparent to the Company that it is not positioned to meet the minimum target capacities applicable at the end of this year, which would result in the license becoming nonexclusive commencing on January 1, 2006. Rather than continue incurring the costs related to the arbitration, the Company entered into a settlement agreement with AET agreeing that the license would be nonexclusive. The AET Agreement will continue in full force and effect as a nonexclusive license with all other terms remaining the same. The Company expects to continue to pursue opportunities and projects utilizing AET's patented nitrogen rejection technology licensed to the Company pursuant to that agreement.

Item 2.       Unregistered Sale of Securities and Use of Proceeds
-------       ---------------------------------------------------
              None

Item 3.       Defaults Upon Senior Securities
-------       -------------------------------
              None

Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

              At the Annual Meeting of Stockholders held on September 20, 2005, the nine nominees named below received the following votes with respect to the election of the Board of Directors.

                         Name                       Votes For     Votes Withheld
                   -------------------------------------------------------------
                   Philip A. Wilson                 2,753,451        7,370,413
                   John B. Ewing, Jr.               7,885,925        2,380,261
                   Charles A. Holtgraves            2,702,144        7,421,092
                   John A. Raasch                   8,123,549        2,148,265
                   Steven W. Cattron                8,054,080        2,217,734
                   Robert Panico                    8,155,584        2,116,230
                   J. Darby Sere'                   8,051,273        2,220,541
                   Chauncey J. Gundlefinger, Jr.    6,223,874        3,032,867
                   Steven C. Scheler                6,221,317        3,035,424

              The seven individuals with the most votes were elected to serve on the Board. Those seven were Messrs. Ewing, Raasch, Cattron, Panico, Sere', Gundlefinger, and Scheler.


              At the Annual Meeting of Stockholders held on September 20, 2005, the stockholders ratified the appointment of Pannell Kerr Forster of Texas, P.C. as the Company's auditors with a vote of 13,086,150 for, 48,485 against and 112,806 votes abstaining.

Item 5.       Other Information
-------       -----------------
              None

Item 6.       Exhibits
-------       --------

                 10(l) Purchase Agreement dated July 26, 2005 between Gateway Pipeline Company and Madisonville Gas Processors, LP for the sale of certain
                           Madisonville pipeline facility assets.
                 31.1      Section 302 Certification of Chief Executive Officer
                 31.2      Section 302 Certification of Chief Financial Officer
                 32.1      Section 906 Certification of Chief Executive Officer
                 32.2      Section 906 Certification of Chief Financial Officer

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

     November 14, 2005
     -----------------
          (Date)