Form 10KSB
period 2005-12-31
GATEWAY ENERGY CORP/NE
filed 2006-03-30
CIK 40194

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                           OF THE EXCHANGE ACT OF 1934

                           Commission File No. 0-6404


                           Gateway Energy Corporation
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                             44-0651207
 ------------------------------                            --------------------
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

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $0.25 Par Value
                                 --------------
                                (Title of Class)

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.
                                        ---

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                     ---

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                           ---

     Issuer's operating revenues for its most recent fiscal year were $10,510,283.

     The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 6, 2006 was $4,967,972.

     The number of shares outstanding of the issuer's common equity as of March 6, 2006, was 17,130,937.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into the indicated parts of this Annual Report to the extent specified in such parts:

         Part III of this Annual Report incorporates by reference information in the Proxy Statement for the Annual Meeting of Stockholders of Gateway Energy Corporation to be held on May 24, 2006.

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                               -----    -----

================================================================================

                    GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                            PAGE

PART I. ..................................................................     3

         Item 1.       Description of Business ...........................     3

         Item 2.       Description of Properties .........................     6

         Item 3.       Legal Proceedings .................................     7

         Item 4.       Submission of Matters to a Vote of Security
                        Holders...........................................     8

PART II. .................................................................     8

         Item 5.       Market for Common Equity and Related Stockholder
                        Matters...........................................     8

         Item 6.       Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...............     9

         Item 7.       Financial Statements...............................    20

         Item 8.       Changes In and Disagreements with Accountants......    20

         Item 8A.      Controls and Procedures............................    20

PART III. ................................................................    21

         Item 9.       Directors and Executive Officers of the Registrant.    21

         Item 10.      Executive Compensation.............................    21

         Item 11.      Security Ownership of Certain Beneficial Owners and
                        Management and Related Shareholder Matters........    21

         Item 12.      Certain Relationships and Related Transactions.....    21

         Item 13.      Exhibits...........................................    21

         Item 14.      Principal Accountant Fees and Services.............    22

SIGNATURES................................................................    23

FORWARD-LOOKING STATEMENTS

     Statements made in this Annual Report on Form 10-KSB and other reports and proxy statements filed with the Securities and Exchange Commission, communications to shareholders, press releases and oral statements made by representatives of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance, and our future operations. In some cases, you can identify these forward-looking statements by the use of words such as "may," "will," "should," "anticipates," "believes," "expects," "plans," "future," "intends," "could," "estimate," "predict," "potential," "continue," or the negative of these terms or other similar expressions. These statements are only our predictions. Actual results could differ materially from those projected in such forward-looking as a result of the risk factors set forth below in the section entitled "Factors Affecting Future Results" and elsewhere in this document. Therefore, we cannot guarantee future results, levels of activities, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Gateway Energy Corporation (the "Company," or "Gateway"), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the Pink Sheets under the symbol GNRG.PK. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb Fuel Authority, L.L.C. and Gateway Processing Company. Gateway-ADAC Pipeline, L.L.C. is majority owned (67%) by Gateway Pipeline Company. Access to the Company's annual report on Form 10-KSB, quarterly reports on Form 10-QSB, the Company's Code of Ethics, and current reports on Form 8-K is available at the Company's website, www.gatewayenergy.com.

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

     The Company has a license in the U.S. for a state-of-the-art, patented process for the rejection of nitrogen from natural gas streams. The license was obtained from Advanced Extraction Technologies, Inc. ("AET") of Houston, TX and technical information about the process (the "AET Process"SM) is available on the Company's website. The process provides cost-effective, non-cryogenic removal of nitrogen from sub-quality natural gas so that the gas meets pipeline quality specifications for minimum heat content (i.e., Btu content per cubic foot of gas) or maximum total inert components, making the natural gas becomes saleable.

     The sub-quality (high nitrogen) natural gas resource base in the United States is substantial. In a recent update of its chemical composition database of the nation's natural gas resource base, the Gas Technology Institute classified approximately 41% of the natural gas reserves in the Lower-48 United States as sub-quality gas. Almost 40% (approximately 24 Tcf) of this sub-quality gas is unable to meet the pipeline quality specifications due to the presence of nitrogen alone or nitrogen in combination with other contaminants. Approximately 90% of the gas that is sub-quality because of nitrogen has a nitrogen content from 4% to 20%, which is the range of nitrogen content where the AET Process is most cost effective.

Business Growth Strategy

     Based on favorable natural gas price projections which are encouraging exploration and development drilling, the Company is expected to benefit based on its strategically located pipelines in proven productive areas, both onshore and offshore in the Gulf Coast region. With the Company's current throughput volume significantly less than our maximum daily throughput capacity, we will be able to solicit a significant amount of new gathering and transportation business without substantial capital outlay.

     The Company will seek opportunities to increase earnings and cash flow through expansion of our existing asset base and acquisitions in the midstream segment, primarily in our existing geographic service areas.

     Through the Company's license for the technology to remove nitrogen from natural gas the Company will seek to increase earnings and cash flow in the participation in ownership and operation of treating plants. We utilize our extensive database of sub-quality (high nitrogen) natural gas prone areas in the U.S. to identify opportunities for high nitrogen treatment plants, using the AET Process. Because of the current limitations on our available capital, each of the opportunities that we are currently considering would require significant third party participation, which may be in the form of partnerships, equity contributions and bank borrowings.

Major Customers and Suppliers

     The Company purchases natural gas from several producers and suppliers, and during the year ended December 31, 2005, three companies supplied 39%, 32% and 24% of the total cost of natural gas purchased. During the year ended December 31, 2004, three companies supplied 37%, 36% and 21% of the total cost of natural gas purchased. Gross sales to customers representing 10% or more of total revenue for the years ended December 31, 2005 and 2004 are as follows:

                                                  Year Ended December 31,
                                                  -----------------------
                                                     2005         2004
                                                  ----------   ----------
     TXU Portfolio Management Co. LP.........         54%          68%
     Dart Container Corporation..............         25%          14%


     Although these sales constitute a significant portion of total revenues, they represent a much less significant portion of the Company's operating margin because of back-to-back purchase contracts to supply these major customers. The Company believes that the loss of a major customer would not have a material adverse effect on its financial statements because such customer could be replaced readily. TXU Portfolio Management Co. LP is no longer a purchaser of natural gas from the Company due to the sale of the Madisonville assets.

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

     The Company faces competition in high nitrogen natural gas processing. There are four technologies available for treating high nitrogen natural gas to remove the nitrogen. Two of the technologies have limited application, the first primarily due to low recoveries (and thus higher methane losses), and the second due to low operating pressures and lack of "turndown" capability (inability to economically adapt to lower throughput volumes). Consequently, the real competition is between Gateway's licensed technology--the AET Process--and cryogenic technology. The AET Process uses a physical solvent to selectively absorb hydrocarbons, but not the entrained nitrogen, from the gas stream. In contrast, cryogenic technology involves partially or fully liquefying the nitrogen-rich gas stream, under pressure and at very low temperatures (e.g., as low as -350(Degree)F) and then separating this stream into a rejected nitrogen stream and a pipeline quality gas stream.

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

     The Company's process for removing nitrogen from natural gas produces no dangerous or toxic substances that would create an environmental concern; however certain toxic gases may be removed in connection with this process that must be properly disposed of. However, the Company's pipelines or plants may, from time to time, carry dangerous or hazardous substances naturally occurring in the natural gas stream. Proper operation of such plants and pipelines requires appropriate design and engineering, safety controls and environmental permits. Local air quality standards will dictate whether the rejected nitrogen stream must be flared or can be simply discharged into the atmosphere.

     Management believes the Company has obtained, and is in current compliance with, all necessary and material permits and that its operations are in substantial compliance with applicable material governmental regulations.

Employees

     As of December 31, 2005, the Company had 14 full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTIES

Onshore Properties

     During May 2003, the first commercial nitrogen rejection unit ("NRU") using the AET Process commenced operations. The NRU was constructed a few miles from Madisonville, TX in rural Madison County, as part of a treating facility, currently owned by Madisonville Gas Processors, LP, a subsidiary of BearCub Energy. The Madisonville treating facility ("the Plant") was designed to treat 18,000 Mcf of natural gas per day, first to remove carbon dioxide (CO2) and hydrogen sulfide (H2S), and then to remove nitrogen using the AET Process, causing the gas to be pipeline quality. In connection with the construction of the plant, the Company constructed a four-inch gathering line, a three-inch injection line and owns a ten-inch, ten-mile transportation pipeline that begins at the tailgate of the Plant and ends at the sales outlet. Under the agreements (the "Original Madisonville Agreements"), the Company purchased the producer's gas at the Plant, the gas was treated by the Plant and transported by the Company to the sales point utilizing the Company's ten-inch pipeline. From the proceeds from the sale of gas, the Company deducted a fixed treating fee and an additional amount when the sales price per unit of the gas exceeded a threshold price per unit. The remaining balance, after minor adjustments, was paid to the producer for the wellhead production. The three-inch and ten-inch pipelines were intentionally oversized when constructed because we expect additional development of sub-quality natural gas reserves in the area.

     Effective July 27, 2005, the Company sold its four-inch gathering line and three-inch injection line as well as the Original Madisonville Agreements to Madisonville Gas Processors for approximately $2.7 million. The Company, through a majority-owned subsidiary, retained the ten-inch sales line and continues to transport gas from the Madisonville Plant to the sales point. See "Managements's Discussion and Analysis of Fiancial Condition and Results of Operations - Liquidity and Capital Resources." However, under the revised relationship, the Company does not take title to the gas, but rather is paid a fee for transporation.

     The Company owns two active onshore pipeline systems in Texas and Oklahoma in addition to the Madisonville Pipeline Facilities. One system transports natural gas for sale to Fort Cobb, and one is a fourteen-mile delivery system that transports natural gas for sale to industrial users in Ellis County, Texas.

     At December 31, 2005, the Company's onshore systems were comprised of approximately 24 miles of six-inch to ten-inch pipelines and related meters, regulators, valves and equipment. The systems are properly maintained and are capable of transporting natural gas under prescribed pressures.

Offshore Properties

     Gateway Offshore Pipeline Company owns pipelines, a related 140' x 70' operating platform, and an onshore terminal facility (the "Crystal Beach" facility) that services producers primarily in Texas offshore waters and Galveston Bay. These systems and related facilities are in shallow water and provide the Company the capability to gather and transport gas and liquid hydrocarbons to various markets. The Crystal Beach facility connected to the Company's Shipwreck system provides separation of gas and liquid hydrocarbon services, dehydrates the gas for a fee, delivers pipeline quality gas to market and provides storage and truck loading services for the liquid hydrocarbons. The Company's offshore systems consist of approximately 139 miles of four-inch to 20-inch diameter pipelines and related equipment which transport the natural gas and liquid hydrocarbons primarily under fee-based contracts.

Fort Cobb Properties

     Fort Cobb is a local distribution company serving approximately 2,300 agricultural and residential customers in Caddo and Washita counties in Oklahoma. Fort Cobb owns and operates approximately 619 miles of one-inch to four-inch pipeline and related meters, regulators, valves, rights-of-way and easements, all normally associated with distribution systems.

System Capacity

     The capacity of a pipeline is primarily a function of its diameter and length and its inlet and outlet pressures. Based upon normal operating pressures, the Company's systems have a daily throughput capacity of over 500,000 Mcfe per day, which significantly exceeds the current daily throughput of approximately 16,436 Mcfe per day.

     The Crystal Beach facility referred to above has a storage capacity of approximately 35,000 Bbls and, with minor modifications, has a throughput capacity of 5,000 Bbls of liquid hydrocarbons per day. Additional tankage and related facilities could be added on adjacent land owned by the Company. The Company also owns 119 acres of land adjacent to the Crystal Beach facility.

Natural Gas Treating

     The Company has a license in the U.S. to use patented technology developed by AET. AET's state-of-the-art absorption based nitrogen rejection technology is marketed as the AET ProcessSM. Technical information about the process is available on the Company's website. This process is being employed in the Madisonville Plant, described above under "Onshore Properties," under a sublicense from the Company. The primary advantage of the AET technology over cryogenic (very low temperature) nitrogen rejection is its flexibility to adapt to a range of nitrogen concentrations and quickly respond to a change in operating conditions. The need to cost effectively and efficiently remove nitrogen from natural gas to allow the gas to meet pipeline quality specifications is important since the expected shortfall in natural gas supply over the next decade will require full development of the United States' entire natural gas resource base, approximately 15% of which is sub-quality due to excess nitrogen. The AET technology is especially attractive at a time when the higher price of natural gas has created the economic incentive to treat sub-quality (high nitrogen) natural gas to remove the nitrogen and make it marketable. With this technology, Gateway believes it is well positioned to participate in efforts to increase the supply of marketable natural gas in the United States.

     The Company is required to pay a license fee per unit of volumes processed through each plant so long as there are any unexpired patents covering the technology. This obligation was assumed by the plant owner with respect to Phase I of the Madisonville Plant.

     Effective November 15, 2004, the Company entered into a License Agreement with Advanced Energy Recovery, Inc. ("AER"), Allen Drilling Acquisition Company, a wholly - owned subsidiary of AER ("ADAC") and Elgin Holdings, LLC, a Texas limited liability company controlled by AER, collectively referred herein as the ("AER Group"). The Agreement provides, among other things, for the granting of a license for a AET Process Gas Treating Unit ("NRU") with capacity in excess of 5,000 Mcf/d to the AER Group to process a minimum of 5,000 Mcf/d of natural gas owned by the AER Group in the Madisonville Project area of mutual interest. In accordance with the provisions of the Agreement, the AER Group advanced to the Company a total of $91,250 for the advance payment of license fees for the first year. The Agreement also provides that of the $91,250 advance, $30,415 of such advance (33.33%) shall represent AER's portion of the prepaid License Fee, which the Company has recorded as revenue, and the balance of $60,835 shall be applicable to the Company's share of the License Fee under a joint participation arrangement with respect to the NRU. The $60,835 advance will be repaid to the AER Group from cash flows from the processing of the gas and is reflected in accrued expenses and other liabilities on the balance sheet

Corporate Property

     In addition to the operating properties described above, the Company leases office space and owns certain office equipment in its corporate office located at 500 Dallas Street, Suite 2615, Houston, Texas 77002.



ITEM 3.  LEGAL PROCEEDINGS

     Michael Fadden, the Company's former Chief Executive Officer and President, filed a claim with the American Arbitration Association on December 29, 2004, pursuant to his Employment Agreement with the Company. On October 21, 2005, the Company and Mr. Fadden entered into a settlement agreement. In return for settling the claim, the Company will pay Mr. Fadden $35,000 for legal expenses incurred, a sum of $96,000 paid over a period of twenty-four months, 55,000 shares of restricted stock of the Company, and the release of certain items contained in Mr. Fadden's Employment Agreement.

     Scott Heflin, the Company's former Chief Financial Officer, filed a claim with the American Arbitration Association on December 29, 2004, pursuant to the Employment Agreement by and between him and the Company. On March 3, 2006, an arbitrator issued an order in this case favorable to the Company. Mr. Heflin has until March 31, 2006 to file a motion to reconsider the order. If the motion to reconsider is not filed by March 31, 2006, the March 3, 2006 order will become final.

     On September 15, 2005, the Company entered into an agreement to settle the claim filed by Advance Extraction Technologies, Inc. ("AET") with the American Arbitration Association on April 4, 2005 pursuant to the First Amended and Restated Agreement to Develop Natural Gas Treatment Projects Using AET Gas Treating Units (the "AET Agreement"). Pursuant to the AET Agreement, AET granted to the Company an exclusive license to employ a patented process to remove nitrogen from streams of natural gas. AET asserted in the arbitration proceeding that the license was no longer exclusive and became a nonexclusive license on December 31, 2004 as a result of the Company not meeting certain minimum target requirements under the AET Agreement. While the Company disputes AET's assertion, it has become apparent to the Company that it is not positioned to meet the minimum target capacities applicable at the end of this year, which would result in the license becoming nonexclusive commencing on January 1, 2005. Rather than continue incurring the costs related to the arbitration, the Company entered into a settlement agreement with AET agreeing that the license would be nonexclusive. The AET Agreement will continue in full force and effect as a nonexclusive license with all other terms remaining the same. The Company expects to continue to pursue opportunities and projects utilizing AET's patented nitrogen rejection technology licensed to the Company pursuant to that agreement.


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

         Quarter Ended                                          High     Low
         -------------                                          ----     ---
         March 31, 2005.....................................   $0.46    $0.30
         June 30, 2005......................................    0.37     0.20
         September 30, 2005.................................    0.55     0.21
         December 31, 2005..................................    0.51     0.35


         Quarter Ended                                          High     Low
         -------------                                          ----     ---
         March 31, 2004.....................................   $0.50    $0.27
         June 30, 2004......................................    0.40     0.26
         September 30, 2004.................................    0.32     0.13
         December 31, 2004..................................    0.45     0.16


Holders

     As of December 31, 2005, there were 1,641 shareholders of the Company's common stock.

Dividends

     There have been no dividends declared on the Company's common stock during the years ended December 31, 2005 or 2004. The Company does not intend to pay dividends on its common stock in the near future.



Securities Authorized for Issuance Under Equity Compensation Plans

        =========================== ========================= ========================= =========================
                                                                                          Number of securities
                                                                                        remaining available for
                                                                                         future issuance under
                                    Number of securities to       Weighted-average        equity compensation
              Plan Category         be issued upon exercise      exercise price of          plans (excluding
                                    of outstanding options,     outstanding options,    securities reflected in
                                      warrants and rights       warrants and rights           column (a))
                                              (a)                       (b)                       (c)
        --------------------------- ------------------------- ------------------------- -------------------------
        Equity compensation                    173,333                   $  0.34                   433,334
            plans approved by
            security holders
        --------------------------- ------------------------- ------------------------- -------------------------
        Equity compensation
            plans not approved by
            security holders (1)               354,083                   $  0.53                         0
        --------------------------- ------------------------- ------------------------- -------------------------
        Total                                  527,416                   $  0.46                   433,334
        =========================== ========================= ========================= =========================

          (1) Includes: (i) options/warrants on 225,750 shares issued to Michael T. Fadden; (ii) options on 128,333 shares issued to other employees.

Recent Sales of Unregistered Securities

     Set forth is certain information concerning all issuances of securities by us during the year ended December 31, 2005, that were not registered under the Securities Act and that have not been previously reported. All sales of the securities were made by our officers who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described.

     In October 2005, the Company issued 63,156 shares of common stock to six outside directors for services in the aggregate amount of $30,000.

     In October 2005, the Company issued 99,478 shares of common stock to six outside directors for past fees owed for services in the aggregate amount of $42,973.

     In November 2005, the Company issued 55,000 shares of common stock to Michael Fadden, the Company's former Chief Executive Officer and President. The issuance of these shares were part of a settlement agreement between the Company and Mr. Fadden. Please see the previous discussion in Item 3 for additional details.

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

                                       9

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

     Under the Original Madisonville Agreements in place through July 26, 2005, we purchased the gas at the producer's wellhead and retained title to the gas throughout the treating process until the pipeline quality gas was delivered to the sales outlet at the end of the Company's ten-inch pipeline. From the proceeds from the sale of the pipeline quality gas, we deducted a fixed treating fee and an additional amount when the sales price per unit of the pipeline quality gas exceeded a threshold price per unit. The remaining balance, after minor adjustments, was paid to the producer for the wellhead production. These contracts were sold in conjunction with the disposal of certain Madisonville assets discussed in "Results from Operations" to follow. Revenue, when compared to our historical revenue prevoiusly reported in prior periods, will be materially lower in future periods as a result of this disposition.

Property and Equipment

     Property and equipment is stated at cost, plus capitalized interest costs on major pipeline projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the year ended December 31, 2005, property and equipment included $91,389 of equipment financed under a capital lease, net of $8,611 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

     Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount. There was no impairment required as of December 31, 2005 and 2004.

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

Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's significant estimates include depreciation of long-lived assets, amortization of deferred loan costs, valuation of the asset retirement obligation liability, and valuation of stock based transactions. Actual results could differ from those estimates.

Accounting Pronouncements and Recent Regulatory Developments

     On December 16, 2004, as amended on April 14, 2005, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim reporting period for fiscal years beginning after December 15, 2005. We are in the process of determining the impact of the requirements of SFAS No. 123(R). We believe it is likely that implementation of the requirements of SFAS No. 123(R) will significantly impact our future results of operations and we continue to evaluate it to determine the degree of significance.

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

     In March 2005, FIN No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" became effective for fiscal years beginning after December 15, 2005. This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. FIN 47 also clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if fair value can be reasonably estimated. The accounting for FIN 47 uses the same methodology as SFAS No. 143. The adoption of FIN 47 is expected to have no material impact on our financial statements.

Results of Operations

General

     The Henry Hub closing index price for natural gas for the year ended December 31, 2005 averaged $9.04 per MMBtu, compared to $6.13 for the prior year. In the accompanying financial statements, the Company's revenues from sales of natural gas, along with the cost of natural gas purchased, increased proportionately from prior year levels. Because the Company buys and sells gas under "back-to-back" purchase and sale contracts designed to minimize commodity price risk, the Company's net operating margin is relatively insensitive to fluctuations in the market price of gas. Accordingly, the Company evaluates each of its activities based on the operating margin it produces. The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. Management reviews and evaluates the operations of three main segments--Onshore operations, Offshore operations and Fort Cobb operations.



     During 2005, the Company sold its four-inch gathering line and three-inch injection line as well as the Original Madisonville Agreements (the "Sold
Assets"), all of which were part of the Company's Madisonville Pipeline
Facility. The Company presented the operating results of those assets in the accompanying statement of operations for the year ended December 31, 2005 as discontinued operations. The amounts for those periods presented below have been restated to remove the operating results of the Sold Assets and to reflect those amounts seperately as discontinued operations.

Total Operations
                                                   Year Ended December 31,
                                          -----------------------------------------
                                             2005           2004           2003
                                          -----------    -----------    -----------
    Revenues...........................   $10,510,283    $ 7,355,553    $ 7,678,411
    Operating margin...................     2,250,975      1,301,409      1,443,869
    Depreciation and amortization......       547,404        624,429        591,120

     Operating margin for the year ended December 31, 2005 increased $950,000 from the prior year. Offshore operating margin increased $947,000, Onshore operating margin increased $114,000 and Fort Cobb operating margin decreased
$111,000.


     Operating margin for the year ended December 31, 2004 decreased $142,000 from the prior year. Onshore operating margin increased $186,000, Offshore operating margin decreased $172,000 and Fort Cobb operating margin decreased
$156,000. During 2003, the Company spent $1,822,000 to construct, extend and maintain pipeline systems and facilities both Onshore and Offshore. Of that amount, $46,000 was charged to expense in the period incurred, and $1,776,000 was capitalized, mainly in connection with the construction of the Madisonville
Pipeline Facilities.


Onshore Operations
                                                   Year Ended December 31,
                                          -----------------------------------------
                                             2005           2004           2003
                                          -----------    -----------    -----------
    Revenues...........................   $ 7,094,372    $ 4,972,236    $ 4,865,078
    Operating margin...................       968,776        855,095        669,232
    Depreciation and amortization......       268,359        275,165        242,809

     Onshore operating margin for the year ended December 31, 2005 increased
$114,000 from the prior year, mainly due to increased volumes and profitability on the Company's Waxahachie Pipeline system.

     Future prospects for the onshore operations look strong, since the producer connected to the Madisonville Plant drilled and tested an additional well during 2004 at Madisonville, which is expected to be online in the first half of 2006.
The Company's ten-inch pipeline installed at these facilities were oversized compared to estimated initial delivery requirements, so no significant additional capital expenditures are anticipated to accommodate the increased volumes from the additional well.

         Onshore operating margin for the year ended December 31, 2004 increased
$186,000 from the prior year, mainly due to the May 2003 commencement of operations of the Pipeline Facilities servicing the Madisonville Plant, and due to increased volumes and profitability on the Company's Waxahachie Pipeline system.


Offshore Operations
                                                   Year Ended December 31,
                                          -----------------------------------------
                                             2005           2004           2003
                                          -----------    -----------    -----------
    Revenues...........................   $ 1,407,019    $   477,061    $   671,107
    Operating margin...................     1,150,186        203,593        375,635
    Depreciation and amortization......       150,774        150,772        150,875

Operating margin for the year ended December 31, 2005 increased $947,000 compared to 2004 due to the increased throughput volumes from the Company's
Pirates Beach and Shipwreck pipeline systems. Throughput on the Pirates Beach system increased by 13,000 MMBtu per day versus 2004. Future prospects for the Company's Offshore segment look very favorable as numerous wells have been permitted within the areas near the Company's pipeline segments. Connection of new production will add operating margin and cash flows without requiring additional capital expenditures by the Company. Also, the Minerals Management
Service ("MMS") has extended their royalty relief incentive program through 2006. The royalty relief incentives apply to any drilling in the deep zones in the shallow waters of the Gulf of Mexico. This should be an incentive for producers to drill in areas close to existing pipelines owned by the Company.

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


Fort Cobb Operations
                                                   Year Ended December 31,
                                          -----------------------------------------
                                             2005           2004           2003
                                          -----------    -----------    -----------
    Revenues...........................   $ 2,008,892    $ 1,906,256    $ 2,142,226
    Operating margin...................       132,013        242,721        399,002
    Depreciation and amortization......       128,271        198,492        197,436

     Operating margin for the year ended December 31, 2005 decreased $111,000 compared to 2004 due to a drop in delivery volumes of approximately 125 MMBtu per day, partially offset by a stronger average sales price and lower operating costs. Delivery volumes were down because the utility service area (located in and around Eakly, Oklahoma) experienced a relatively cooler and wetter summer irrigation season and warmer than normal residential heating season during 2005.

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

Discontinued Operations

     Effective July 27, 2005, Gateway Pipeline Company and Gateway Processing
Company, wholly owned subsidiaries of the Company, sold their four-inch gathering line and three-inch injection line as well as the Original
Madisonville Agreements to a third party buyer for approximately $2.7 million.
The Company retained the ten-inch sales line connected to the Madisonville
Pipeline Facility and became a transporter of gas from the Madisonville Plant to the sales point. Due to the sale of these facilities, the operations of the Madisonville Pipeline Facility has been reported as a discontinued operation.
Accordingly, prior period financial statement amounts have been adjusted to give effect to this disposition as a discontinued operation. Interest has been allocated to this discontinued operation based on the debt amounts directly attributed to and secured by the underlying assets disposed in accordance with Emerging Issue Task Force 87-24 "Allocation of Interest to Discontinued
Operations." For the years ended December 31, 2005 and 2004, the amount of interest allocated to discontinued operations was $270,206 and $364,586, respectively.

                                       13



     Following are the results of operations of the Madisonville pipeline facility for all periods presented.

                                                     Year Ended December 31,
                                                   --------------------------
                                                      2005           2004
                                                   -----------    -----------
              Operating revenues (1).............  $ 9,661,596    $15,613,715
              Operating costs and expenses (2)...    9,157,424     14,980,666
              Other expenses, net (3)............      234,478        344,290
              Income from discontinued
                operations, net of taxes.........      269,694        288,759
              Gain on disposal of discontinued
                operations, net of taxes.........    1,705,257           --

              Basic and diluted income per
                share from discontinued
                operations.......................  $      0.02    $      0.02

              Basic and diluted income per
                share from gain on disposal of
                discontinued operations..........         0.10           --
                                                   -----------    -----------

              Total..............................  $      0.12    $      0.02
                                                   ===========    ===========

              Weighted average number of
              common shares outstanding:
              Basic and diluted...................  16,803,772     15,790,842


(1)  Operating revenues were $9,661,596 and $15,613,715 for the year ended
     December 31, 2005 and December 31, 2004, respectively. This revenue stream contains gas sales from the gas purchased from the Madisonville producer and the price upside revenue received when the market price of the gas that Gateway receives is in excess of certain contract minimum prices.

(2) Operating costs and expenses were $9,157,424 and $14,980,666 for the year ended December 31, 2005 and December 31, 2004, respectively. This cost is comprised of the gas purchased at the well head from the Madisonville purchaser and other operating expenses.

(3) Other expenses were $234,478 and $344,290 for the year ended December 31, 2005 and December 31, 2004. This cost is attributable to the 15% guaranteed return to ADAC as a result of the guarantee that ADAC provided on the $900,000 Balloon Note that is extinguished upon their conversion of the ADAC guarantee into a 33.33% interest in the Madisonville project just prior to closing of the final funding, interest expense on the debt associated with the Madisonville pipeline facility, income tax expense, as well as depreciation expense.

Operations Support
                                                     Year Ended December 31,
                                             ----------------------------------------
                                                2005           2004           2003
                                             ----------     ----------     ----------
General and administrative..............     $1,814,238     $1,683,784     $1,596,501
Interest income.........................          5,320          1,404         15,039
Interest expense........................        (87,718)      (139,526)      (171,669)
Interest capitalized....................           --             --           24,466
Gain (loss) on disposal of discontinued
   operations, net of taxes.............      1,705,257         42,480        (65,620)
Other income (expense), net.............            703         34,995          1,510
Discontinued operations.................        269,694        288,759        104,675

                                          14

     General and administrative expenses for the year ended December 31, 2005 increased $130,000 compared to 2004, or 8%, primarily due to an increase in legal fees due to various legal proceedings involving the Company as well as the cost of the Settlement Agreement with Michael Fadden, which increased G&A by $259,000, offset by reduced wages and salaries.

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

     Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement. Proceeds received on August 31, 2005 from the sale of certain Madisonville facility assets were used to repay our debt that was secured by our Madisonville assets as well as out then outstanding subordinated debt. Interest expense decreased for the year ended December 31, 2005 by $52,000 due to a one-time write-off of a related party payable owed to ADAC that is no longer required to be paid due to ADAC electing to exercise its option to acquire a 33% interest in the Madisonville pipeline facilities, offset by a one-time write-off of unamortized loan costs. These unamortized loan costs were expensed due to the payoff of the corresponding loans on August 31, 2005.

     Interest expense for the year ended December 31, 2004 decreased $32,000 compared to 2003 primarily because of a lower outstanding balance on the Company's Subordinated Debt repayments and lower revolving balance on the Fort Cobb Fuel Authoity Term Loan.

     The Company sold 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002. A contingent purchase price payment of up to $260,000 was to be received in the fourth quarter of 2003 based on subsequent performance of the assets. The Company received a final contingent payment of $42,480 in the year ended December 31, 2004.

Liquidity and Capital Resources

     Going forward, the Company's strategy is to maximize the potential of currently owned properties, to construct new treating facilities and related pipeline systems, and to acquire properties that meet its economic performance hurdles. Until we are able to successfully raise additional growth capital, we will execute our growth strategy through strategic alliances in high nitrogen natural gas projects. Also, any currently owned properties are subject to sale under the right circumstances (valuation and timing) if the proceeds from any such sale could be effectively redeployed.

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

     There is no guarantee that we will be able to raise outside capital or be able to sell assets on terms favorable to the Company. Without a significant infusion of new capital, we believe we can finance the construction of new facilities and generate new cash flows to the Company, but progress will be relatively slower.

     The Company had available cash of $865,805 at December 31, 2005.

     Net cash provided by continuing operating activities totaled approximately $325,000 for the year ended December 31, 2005, compared to cash used in continuing operating activities of $320,000 during the previous year.

     Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally generated funds and available cash and bank borrowings as needed. The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

     In November 2004, the Company sold 316,665 shares of common stock to three directors at a price of $0.30 per share resulting in total proceeds of $95,000 in conjunction with the placement of a $115,000 convertible promissory note (the "Bridge Loan") to a private investor. The Bridge Loan accrued interest at a fixed rate of 8%, is unsecured and matured March 31, 2005. The Bridge Loan also contained a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.30 per share. The value of the warrant was determined using the Black-Scholes option pricing model and was $8,789, which was recorded as a debt discount. Due to the fair market value of the stock being $0.27 on the effective date of the note, a beneficial conversion feature also existed totaling $17,988. The beneficial conversion feature was also recorded as a debt discount. The debt discount is being amortized to interest expense over the life of the note using the effective interest method. The Bridge Loan is convertible at any time until maturity into common stock of the Company at a conversion price of the greater of 85% of the average closing price of the Company's common stock for the 90 days prior to conversion, or $0.25 per share, the par value of the common stock. The promissory note and accrued interest was converted into 464,954 shares of common shares at $0.25 per share during December 2004. However, the shares were not issued until February 2005. Had the shares been issued upon the date of conversion there would have been no effect on loss per share as of December 31, 2004. The Company has excluded these shares in its calculation of weighted average number of basic and diluted common stock shares outstanding for the year ended December 31, 2004. At the time of the conversion, the remaining unamortized debt discount was charged to interest expense which totaled $26,777, inclusive of $5,400 previously amortized. The total amount converted of $116,239 was recorded as additional pad-in capital at December 31, 2004. The promissory noteholder also exercised a warrant issued in connection with the Bridge Loan for 100,000 shares at $0.30 per share in November 2004. However, the shares were not issued until February 2005. The total proceeds received of $30,000 was recorded in additional paid-in capital at December 31, 2004 and the Company has excluded these shares in its calculation of weighted average number of basic and diluted common stock shares outstanding for the year ended December 31, 2004.

     The Company sold 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002. Cash of $839,000 was received at closing, and a contingent payment of up to $260,000 was to be received in the fourth quarter of 2003 based on subsequent performance of the assets. The Company received a contingent payment of $42,480 and recorded that amount as additional gain on sale of the assets during the year ended December 31, 2004. The payment was the final contingent payment.

     Fort Cobb's revolving credit agreement provides for maximum available borrowings of up to $250,000 through September 16, 2006. Principal outstanding under the agreement accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at December 31, 2005 was 8%. The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt were capitalized as deferred loan costs and is being charged to interest expense ratably over the maturity period of the note. Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company. The Company had $162,000 of available borrowings under the agreement as of December 31, 2005.

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

     Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company, (the "Borrowers"), entered into a $1.5 million term note agreement with a bank with an interest rate of 7.25%. Effective November 15, 2003, the term note agreement was amended to modify provisions governing intercompany debt payments from the Borrowers to Gateway Energy Corporation. Effective March 31, 2004, the term note agreement was amended to provide an interest-only period for the months of April through July 2004. Thereafter the note required 16 monthly payments of principal and interest of $70,000, with a final payment of approximately $204,000, representing unpaid principal and accrued, but unpaid, interest due at the December 31, 2005 maturity date. Costs of securing this debt were charged to interest expense ratably over the maturity period of the note. The proceeds were used to finance the construction of the Madisonville pipeline facilities. The term note was collateralized with the Company's economic interest in the Madisonville project and the Waxahachie pipeline system, and the Company has guaranteed the loan and pledged the common stock of the Borrowers.

     On August 30, 2005, in conjunction with the sale of the four-inch gathering line and three-inch injection line as well as the Original Madisonville Agreements, the Company paid in full the remaining balance of $566,093. All liens attributable to this note have been released

     Effective March 31, 2003, the Company entered into a balloon credit agreement (the "Balloon Note"). Under the Balloon Note agreement, the Company borrowed $900,000 in multiple advances. Principal outstanding under the Balloon Note accrued interest at a fixed rate of 7.25% and the note was scheduled to mature after thirty-six months. The monthly note payments represented interest only on the total balance outstanding. Costs of securing this debt were being charged to interest expense ratably over the term of the note. The Borrowers used the proceeds to finance the remaining construction costs of the Pipeline Facilities, and to fund the principal and interest payments which were due under the Company's subordinated note agreements on March 1, 2003.

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

     On August 30, 2005, in conjunction with the sale of the 4" gathering line and 3" injection line at Madisonville as well as the Original Madisonville Agreements, ADAC had the right to pay off the Balloon Note in exchange for a 33.33% ownership interest in Gateway-ADAC Pipeline, L.L.C., the owner of the remaining Madisonville pipeline facilities. All liens attributable to this note have been released.

     In March 2004, the Company agreed to pay to ADAC $24,000, in exchange for its consent to the modification of the $1.5 million bank loan, ratably over a twelve-month period beginning the earlier of the month following maturity of the Balloon Note or the month following ADAC's exercise of its option to prepay the Balloon Note as discussed above. The present value of this obligation at inception was $18,641, using an imputed interest rate of 10%, and is included in the amount payable to ADAC, with a corresponding amount capitalized to deferred loan costs on the accompanying balance sheet, to be recognized as interest expense ratably over the term of the agreement. On August 31, 2005, in connection with the formation of the Gateway-ADAC Pipeline, LLC, the $24,000 payment has made to ADAC in full payment of the liability.

     In connection with the Recapitalization that was effective March 1, 1997, the Company issued subordinated promissory notes with a face amount of $1,171,700. The stated interest rate is 10% payable quarterly with equal annual principal payments beginning on March 1, 2000 and continuing through March 1, 2004. The Company calculated the fair market value of the notes to be $978,000 at March 1, 1997 and recorded the difference between fair value and the face amount as discount on subordinated notes. The discount was being amortized to interest expense using the interest method over the term of the subordinated notes. Such charge to interest expense was none and $4,612 for the year ended December 31, 2005 and 2004, respectively. As a result, the effective interest rate of the subordinated notes is 15% during the period that the discount was being amortized.

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

     In October 2005, in connection with the settlement of a dispute with Michael Fadden, the Company executed a trade note for $96,000, bearing no interest, payable in twenty-four monthly installments of $4,000. The note is secured by a letter of credit. Interest expense is being recognized over the life of the note at an imputed rate of 10% and will be paid in full on October 1, 2007.

     At December 31, 2005, the Company's long-term debt to total capitalization was approximately 5%.

     At December 31, 2005, the Company had outstanding letters of credit totaling $738,000.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements at December 31, 2005; however, see Note 8 to the consolidated financial statements regarding Commitment and Contingencies.

Factors Affecting Future Results

     The principal objective of the Company is to enhance stockholder value through the execution of certain strategies. These strategies include, among other things: (i) focusing on gathering, transporting, distributing and treating natural gas; (ii) expanding the Company's asset base in the existing core geographic areas; (iii) utilitzing the AET Process to enter into strategic alliances for the development of sub-quality (high nitrogen) natural gas reserves and; (iv) acquiring or constructing properties in one or more new core areas.


We have a history of operating losses and the trend may continue.

          For the more than five years, we have operated our business at an operating loss. There are many factors influencing our operations that are beyond our control that may cause continued losses. Some of our natural gas sales are to retail customers and are dependent on weather in the local service area. We cannot control the extent or timing of producer investment near our offshore pipeline systems. The ultimate success of our Madisonville pipeline facilities depends upon the continued success of the producer in the area, and the continued successful operation of the Madisonville plant.

We depend on key personnel who would be difficult to replace and our business will likely be harmed if we lose their services.

          On May 31, 2005, the Company announced that Robert Panico has been elected as the Company's President and Chief Executive Officer. Mr. Panico replaced John A. Raasch, a member of the Board of Directors, who had been acting as interim President and Chief Executive Officer of the Company since the resignation of the Company's prior President and Chief Executive Officer, Michael Fadden, in October 2004. Mr. Panico had been a Vice President of the Company since 1997. On June 15, 2005, the Board of Directors of the Company announced that Christopher Rasmussen has been elected as the Company's Chief Financial Officer. Mr. Rasmussen filled the vacancy in the Chief Financial Officer position that has been open since November 2004. Due to the Company's cash flow constraints, Messrs. Panico and Rasmussen will be responsible for substantially all of the management duties of the Company. The loss of either of these individuals as an employee of the Company could have a material adverse effect on the Company's operations and ability to satisfy its reporting requirements under the applicable securities laws.

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

          We have a license in the U.S. to the patented process, known as the AET Process, to reject nitrogen from natural gas streams developed by AET. Twenty-seven patents, the newest of which expires in 2022, protect the AET Process in the U.S. and 31 foreign countries. Our rights to the AET Process could be harmed if AET's patents were successfully challenged by other parties claiming similar rights.

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


Falling natural gas prices could cause the Company's nitrogen rejection process to become uneconomical.

          If natural gas prices fall from current levels, producers may concentrate production efforts on higher quality reserves that do not require treating of the gas before it can be sold, and our high nitrogen natural gas business would be harmed. The level of natural gas commodity prices is a function of many factors beyond the control of the Company. If prices fall sufficiently, our high nitrogen natural gas business would cease.

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

     We will be seeking to construct, own and operate natural gas treating plants that utilize the AET Process to remove the nitrogen from high nitrogen natural gas production from wells owned by others.

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

ITEM 7.  FINANCIAL STATEMENTS

See index to Consolidated Financial Statements beginning on page F-1 of this Form 10-KSB.

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

     As required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company is required to carry out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the President and Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

     There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or a re reasonably likely to materially affect, the internal control over financial reporting.


                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2006, under the captions "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS OF THE COMPANY" and "COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT".

ITEM 10.  EXECUTIVE COMPENSATION

     Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2006, under the caption "EXECUTIVE COMPENSATION".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

     Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2006, under the captions "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", "SECURITIES OFFERED UNDER EQUITY COMPENSATION PLANS", and "GOVERNANCE OF THE COMPANY".

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held May 24, 2006, under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".



ITEM 13.  EXHIBITS

     (a) EXHIBITS

         The following index sets forth the documents filed with this Form 10-KSB.

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

3(b)*               Bylaws, as amended May 26, 1999.

4(a)*               Form of the Common Stock Certificate.

4(a)(1)***          Convertible Promissory Note Agreement between Gateway Energy
                    Corporation and Josh H. Buterin for $115,000, dated November
                    1, 2004.

4(b)(2)***          Common Stock Purchase Warrant granted to Josh H. Buterin for
                    100,000 shares of Gateway Energy Corporation common stock, dated November 1, 2004.

4(c)(1)***          Subscription Agreement between Gateway Energy Corporation
                    and Philip A. Wilson for the purchase of 116,667 shares of common stock, dated November 1, 2004.

4(c)(2)***          Subscription Agreement between Gateway Energy Corporation
                    and John A. Raasch for the purchase of 150,000 shares of common stock, dated November 1, 2004.

4(c)(3)***          Subscription Agreement between Gateway Energy Corporation
                    and Charles A. Holtgraves for the purchase of 50,000 shares of common stock, dated November 1, 2004.

10(a)(1)            1994 Incentive and Non-Qualified Stock Option Plan;
                    incorporated by reference to Exhibit 10(a) to Form 10-KSB for the year ended February 28, 1997.

10(a)(2)*           1998 Stock Option Plan.

10(a)(3)*           1998 Outside Directors' Stock Option Plan.

10(b)(1)****        Employment Agreement dated July 1, 2001 with Robert Panico

10(b)(2)****        Oral Modifications to Employment Agreement dated May 26,
                    2005 with Robert Panico.

10(c)* Houston Office Lease dated January 20, 1998 with Trizec Allen Center Limited Partnership.

10(d)*** License Agreement among Gateway Energy Corporation, Gateway Processing Company, Advanced Energy Recovery, Inc, Allen Drilling Acquisition Company and Elgin Holdings, LLC.

10(e)*** License Agreement among Gateway Energy Corporation, Gateway Processing Company, Advanced Energy Recovery, Inc., Allen Drilling Acquisition Company and Elgin Holdings, LLC.

10(f)****           First Amended and Restated Agreement to Develop Natural Gas
                    Treating Project Using AET Process Gas Treating Units dated
                    January 1, 2004 among Gateway Processing Company and
                    Advanced Extraction Technologies, Inc.

10(g)****           Purchase Agreement dated July 26, 2005 between Gateway
                    Pipeline Company and Madisonville Gas Processors, LP for the sale of certain Madisonville pipeline facility assets.

23                  Consent of Pannell Kerr Forster of Texas, P.C.

31.1                Section 302 Certification of Chief Executive Officer

31.2                Section 302 Certification of Chief Financial Officer

32.1                Section 906 Certification of Chief Executive Officer

32.2                Section 906 Certification of Chief Financial Officer

                  * Incorporated by reference to Form 10-KSB for the year ended
                    February 28, 1999.
                 ** Incorporated by reference to Form 10-KSB for the year ended
                    December 31, 2002.
                *** Incorporated by reference to Form 10-QSB for the quarter ended September 30, 2004.
               **** Incorporated by reference to Form 10-KSB for the year ended
                    December 31, 2004.
              ***** Incorporated by reference to Form 10-QSB for the quarter ended September 30, 2004.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated by reference to the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held May 24, 2006, under the caption "INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM".

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GATEWAY ENERGY CORPORATION
                                                    (Registrant)

                                            By:  /s/  Robert Panico
                                               --------------------------------
                                                      Robert Panico
                                                      President & CEO

     Date: March 23, 2006

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                            Title                         Date
        ----                            -----                         ----

/s/  John A. Raasch                    Director                   March 23, 2006
----------------------------------
     John A. Raasch


/s/  John B. Ewing                     Director                   March 23, 2006
----------------------------------
     John B. Ewing


/s/  Steven C. Scheler                 Director                   March 23, 2006
----------------------------------
     Steven C. Scheler


/s/  Chauncey J. Gundlefinger, Jr.     Director                   March 23, 2006
----------------------------------
     Chauncey J. Gundlefinger, Jr.


/s/  J. Darby Sere                     Director                   March 23, 2006
----------------------------------
     J. Darby Sere


/s/  Steven W Cattron                  Director                   March 23, 2006
----------------------------------
     Steven W Cattron


/s/  Robert Panico                     Chief Executive            March 23, 2006
----------------------------------     Officer, President
     Robert Panico                     and Director
                                       (Principal Executive
                                       Officer)


/s/  Christopher M. Rasmussen          Chief Financial            March 23, 2006
----------------------------------     Officer and
     Christopher M. Rasmussen          Secretary (Principal
                                       Financial and
                                       Accounting Officer)

                           GATEWAY ENERGY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           PAGE


    Report of Independent Registered Public Accounting Firm                 F-2
    Consolidated Balance Sheets, December 31, 2005 and 2004                 F-3
    Consolidated Statements of Operations for the Years Ended
       December 31, 2005 and 2004                                           F-4
    Consolidated Statements of Stockholders' Equity for the Years Ended
       December 31, 2005 and 2004                                           F-5
    Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2005 and 2004                                           F-6
     Notes to Consolidated Financial Statements                             F-7



        The accompanying notes are an integral part of these statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
Gateway Energy Corporation

We have audited the accompanying consolidated balance sheets of Gateway Energy Corporation and Subsidiaries ("the Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway Energy Corporation and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.


/s/  Pannell Kerr Forster of Texas, P.C.
--------------------------------------------
     Pannell Kerr Forster of Texas, P.C.


Houston, Texas
March 10, 2006


        The accompanying notes are an integral part of these statements.



                                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS



                                                                                                December 31,
                                                                                       ----------------------------
                                                                                           2005            2004
                                                                                       ------------    ------------

                                                       ASSETS
Current Assets
   Cash and cash equivalents .......................................................   $    865,805    $    176,292
   Restricted cash .................................................................         88,541            --
   Trade accounts receivable .......................................................      1,460,259         900,068
   Inventories, at average cost ....................................................         42,298          46,198
   Prepaid expenses and other assets ...............................................         34,832          69,820
   Current assets of discontinued operations .......................................           --           115,159
                                                                                       ------------    ------------
      Total current assets .........................................................      2,491,735       1,307,537
Property and Equipment, at cost
   Gas gathering, processing and transportation ....................................     10,090,089      10,199,211
   Office furniture and other equipment ............................................        821,046         815,566
                                                                                       ------------    ------------
                                                                                         10,911,135      11,014,777
Less accumulated depreciation and amortization .....................................     (4,599,143)     (4,267,383)
                                                                                       ------------    ------------
                                                                                          6,311,992       6,747,394
                                                                                       ------------    ------------
Other Assets
   AET license, net of accumulated amortization of $178,605
      and $149,898 in 2005 and 2004, respectively ..................................        242,445         271,152
   Other ...........................................................................         51,781         104,689
   Non-current assets of discontinued operations ...................................           --           165,657
                                                                                       ------------    ------------
                                                                                            294,226         541,498
                                                                                       ------------    ------------
       Total assets ................................................................   $  9,097,953    $  8,596,429
                                                                                       ============    ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable ................................................................   $  1,236,544    $    938,036
   Accrued expenses and other liabilities ..........................................        275,964         280,205
   Notes payable ...................................................................         88,000         247,514
   Current maturities of long-term debt ............................................        186,382         404,255
   Current maturities of capital lease .............................................         12,801          10,993
   Current liabilities of discontinued operations ..................................           --         1,104,620
                                                                                       ------------    ------------
      Total current liabilities ....................................................      1,799,691       2,985,623
Future asset retirement obligations ................................................        343,632         320,657
Long-term debt, less current maturities ............................................        253,672         362,102
Long-term capital lease, less current maturities ...................................         62,013          74,809
Non-current liabilities of discontinued operations .................................           --         1,004,700
Minority interest payable ..........................................................        861,627            --
Commitments and contingencies ......................................................           --              --

Stockholders' Equity
   Preferred stock - $1.00 par value; 10,000 shares authorized; no shares issued
      and outstanding ..............................................................           --              --
   Common stock - $0.25 par value; 35,000,000 shares authorized; 17,130,937 and
      16,095,016 shares issued and outstanding in 2005 and 2004, respectively ......      4,282,732       4,023,752
   Additional paid-in capital ......................................................     16,139,144      16,224,728
   Accumulated deficit .............................................................    (14,644,558)    (16,399,942)
                                                                                       ------------    ------------
        Total stockholders' equity .................................................      5,777,318       3,848,538
                                                                                       ------------    ------------
        Total liabilities and stockholders' equity .................................   $  9,097,953    $  8,596,429
                                                                                       ============    ============


                          The accompanying notes are an integral part of these statements.

                                                         F-3



                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           Year Ended December 31,
                                                                        ----------------------------
                                                                            2005            2004
                                                                        ------------    ------------
Operating revenues
   Sales of natural gas..............................................   $  8,887,732    $  6,792,275
   Transportation of natural gas and liquids ........................      1,452,617         387,223
   Treating and other ...............................................        169,934         176,055
                                                                        ------------    ------------
                                                                          10,510,283       7,355,553
Operating costs and expenses
   Cost of natural gas purchased ....................................      7,361,523       5,147,678
   Operation and maintenance ........................................        897,785         906,466
   General and administrative .......................................      1,814,238       1,683,784
   Depreciation and amortization ....................................        547,404         624,429
   Accretion and changes in estimates ...............................         22,975          21,439
                                                                        ------------    ------------
                                                                          10,643,925       8,383,796
                                                                        ------------    ------------
Operating loss ......................................................       (133,642)     (1,028,243)

Other income (expense)
   Interest income ..................................................          5,320           1,404
   Interest expense .................................................        (87,718)       (139,526)
   Other income, net ................................................            703          34,995
   Minority interest ................................................         (4,230)           --
                                                                        ------------    ------------
                                                                             (85,925)       (103,127)
                                                                        ------------    ------------
Loss from continuing operations before income taxes and
  discontinued operations............................................       (219,567)     (1,131,370)
Income tax expense ..................................................           --              --
                                                                        ------------    ------------
Loss from continuing operations .....................................       (219,567)     (1,131,370)

Discontinued operations, net of taxes
   Income from discontinued operations, net of taxes ................        269,694         288,759

   Gain on disposal of discontinued operations, net of taxes ........      1,705,257          42,480
                                                                        ------------    ------------
Net income (loss) ...................................................   $  1,755,384    $   (800,131)
                                                                        ============    ============

Basic and diluted income (loss) per share:
   Continuing operations ............................................   $      (0.02)   $      (0.07)
   Discontinued operations ..........................................           0.12            0.02
                                                                        ------------    ------------
   Net income (loss) ................................................   $       0.10           (0.05)
                                                                        ============    ============

Weighted average number of common shares outstanding:
   Basic and diluted ................................................     16,803,772      15,790,842


                   The accompanying notes are an integral part of these statements.

                                                  F-4



                                       GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                     Common Stock            Additional
                                             ----------------------------      Paid-in     Accumulated
                                                Shares          Amounts        Capital       Deficit          Total
                                             ------------    ------------   ------------   ------------    ------------
Balance at January 1, 2004 ................     15,686,041   $  3,921,508   $ 16,017,671   $(15,599,811)   $  4,339,368

Stock option compensation expense
  related to variable price awards ........           --             --           11,288           --            11,288

Issuance of common stock for cash .........        316,665         79,167         15,833           --            95,000

Convertible note beneficial conversion
  and detachable warrant ..................           --             --           26,777           --            26,777

Conversion of note payable and accrued
  interest ................................           --             --          116,239           --           116,239

Exercise of warrant for cash ..............           --             --           30,000           --            30,000

Issuance of common stock for services .....         92,310         23,077          6,920           --            29,997

Net loss ..................................           --             --             --         (800,131)       (800,131)
                                              ------------   ------------   ------------   ------------    ------------
Balance at December 31, 2004 ..............     16,095,016      4,023,752     16,224,728    (16,399,942)      3,848,538

Stock option compensation expense
  related to variable price awards ........           --             --            6,940           --             6,940

Issuance of common stock for cash .........        200,000         50,000         10,000           --            60,000

Issuance of stock for conversion of note
  payable, warrants, and accrued interest .        564,954        141,238       (141,238)          --              --

Shares purchased by exercise of stock
  options .................................         53,333         13,333            350           --            13,683

Issuance of common stock for litigation
  settlement ..............................         55,000         13,750          6,050           --            19,800

Issuance of common stock for services .....        162,634         40,659         32,314           --            72,973

Net income ................................           --             --             --        1,755,384       1,755,384
                                              ------------   ------------   ------------   ------------    ------------
Balance at December 31, 2005 ..............     17,130,937   $  4,282,732   $ 16,139,144   $(14,644,558)   $  5,777,318
                                              ============   ============   ============   ============    ============


                            The accompanying notes are an integral part of these statements.

                                                           F-5



                                GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Year Ended December 31,
                                                                              --------------------------
                                                                                 2005           2004
                                                                              -----------    -----------
Cash flows from operating activities - continuing operations
Continuing operations:
   Loss from continuing operations ........................................   $  (219,567)   $(1,131,370)
   Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
      Depreciation and amortization .......................................       547,404        630,259
      Common stock issued for director's fees .............................        72,973         29,997
      Litigation settlement ...............................................       154,772           --
      Minority interest ...................................................         4,230           --
      Stock option compensation expense ...................................         6,940         11,288
      Accretion expense ...................................................        22,975         21,439
      Amortization of debt discount .......................................          --           30,018
      Net change in cash and cash equivalents resulting from changes in:
        Trade accounts receivable .........................................      (560,505)      (249,781)
        Inventories, at average cost ......................................         3,900             47
        Prepaid expenses and other current assets .........................        97,199        (67,922)
        Accounts payable ..................................................       198,831        248,978
        Accrued expenses and other liabilities ............................        (4,243)       156,758
                                                                              -----------    -----------
          Net cash provided by (used in) operating activities .............       324,909       (320,289)
                                                                              -----------    -----------
Cash flows from investing activities - continuing operations
   Capital expenditures ...................................................       (85,474)       (35,324)
   Proceeds from contingent payment .......................................          --           42,480
   Proceeds from certificates of deposit ..................................          --          130,745
   Other assets ...........................................................       (12,073)        (4,145)
                                                                              -----------    -----------
          Net cash used in (provided by) investing activities .............       (97,547)       133,756
                                                                              -----------    -----------
Cash flows from financing activities - continuing operations
   Proceeds from borrowings ...............................................          --          308,127
   Payments on borrowings .................................................      (679,486)      (352,467)
   Debt issue costs .......................................................          --             --
   Proceeds from exercise of stock options ................................        13,683           --
   Restricted cash for letter of credit, net ..............................         7,459           --
   Proceeds from issuance of common stock .................................        60,000        125,000
   Distributions to minority partner ......................................       (11,099)          --
                                                                              -----------    -----------
          Net cash used in financing activities ...........................      (609,443)        80,660
                                                                              -----------    -----------
Net decrease in cash and cash equivalents from continuing operations ......      (382,081)      (105,873)

Discontinued operations:
    Net cash provided by discontinued operating activities ................       437,252        513,160
    Net cash provided by discontinued investing activities ................     1,825,000           --
    Net cash used in discontinued financing activities ....................    (1,190,658)      (433,368)
                                                                              -----------    -----------

Net increase in cash and cash equivalents from discontinued operations ....     1,071,594         79,792
                                                                              -----------    -----------
Net increase (decrease) in cash and cash equivalates.......................       689,513        (26,081)
Cash and cash equivalents at beginning of year ............................       176,292        202,373
                                                                              -----------    -----------
Cash and cash equivalents at end of year ..................................   $   865,805    $   176,292
                                                                              ===========    ===========

Supplemental cash flow information
    Cash paid for interest - Continuing operations ........................   $    93,316    $   110,084
    Cash paid for interest - Discontinued operations ......................       270,206        364,586

Supplemental schedule of noncash investing and financing activities
    Property and equipment acquired for accounts payable ..................   $      --      $    52,000
    Convertible debt and accrued interest converted to equity .............          --          116,239
    Debt issue costs incurred for accounts payable-related party ..........          --           18,641
    Stock issued for litigation settlement ................................        19,800           --
    Exercise of options by ADAC to settle Balloon Note in exchange for
      interest in Madisonville facilities .................................       900,000           --
    Transfer of Madisonville pipeline assets to Partnership in exchange for
      partnership interest ................................................     1,725,164           --


                     The accompanying notes are an integral part of these statements.

                                                    F-6

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

(1)  Principles of Consolidation and Nature of Business

          Gateway Energy Corporation (the "Company," or "Gateway"), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb Fuel Authority, L.L.C. and Gateway Processing Company. Gateway-ADAC Pipeline, L.L.C. is majority owned (67%) by Gateway Pipeline Company, of which the portion not owned by the Company is accounted for as minority interest. All significant intercompany transactions have been eliminated in consolidation.

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

          Under contracts in place through July 26, 2005 with the producer and Hanover Compression Limited Partnership, we purchased the gas at the producer's wellhead and retained title to the gas throughout the treating process until the pipeline quality gas was delivered to the sales outlet at the end of the Company's 10-inch pipeline. From the proceeds from the sale of the pipeline quality gas, we deducted a fixed treating fee and an additional amount when the sales price per unit of the pipeline quality gas exceeded a threshold price per unit. The remaining balance, after minor adjustments, is paid to the producer for the wellhead production. This contract was sold in conjunction with the disposal of certain Madisonville assets discussed in Note 3. Revenue generated under this contract is recorded as a component of discontinued operations.

Property and Equipment

          Property and equipment is stated at cost, plus capitalized interest costs on major pipeline projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the year ended December 31, 2005, property and equipment included $91,389 of equipment financed under a capital lease, net of $8,611 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

          For the years ended December 31, 2005 and 2004, depreciation expense, including equipment financed under a capital lease was $518,697 and $595,719, respectively.

          Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There have been no impairments of long-lived assets required during the years ended December 31, 2005 and 2004.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

          The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations" (discussed below) during the year ended December 31, 2003, and accordingly provides for the future asset retirement obligations related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability. The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the years ended December 31, 2005 and 2004:

                                                       Year Ended December 31,
                                                       -----------------------
                                                         2005          2004
                                                       ---------     ---------
              Beginning balance                        $ 320,657     $ 299,218
              Accretion                                   22,975        21,439
              Revisions in estimated cash flows             --            --
                                                       ---------     ---------
              Ending balance                           $ 343,632     $ 320,657
                                                       ---------     ---------


Prepaid Expenses

          Effective November 15, 2004, the Company entered into a License Agreement with Advanced Energy, Inc. ("AER"), Allen Drilling Acquisition Company, a wholly - owned subsidiary of AER ("ADAC") and Elgin Holdings, LLC, a Texas limited liability company controlled by AER, collectively referred herein as the AER Group. As referred to in Note 12, these entities are also related parties. The Agreement provides for, among other things, the granting of a license for a AET Gas Treating Unit ("NRU") with capacity in excess of 5,000Mcf/d to the AER Group to process a minimum of 5,000Mcf/d of natural gas owned by the AER Group in the Madisonville Project area of mutual interest. In accordance with the provisions of the Agreement, the AER Group advanced to the Company a total of $91,250 for the advance payment of license fees for the first year. The Agreement also provides that of the $91,250 advance, $30,415 of such advance (33.33%) shall represent AER's portion of the prepaid license fee which the Company has recorded as revenue, and the balance of $60,835 shall be applicable to the Company's share of the license fee under a joint particpation arrangement with respect to the NRU. The $60,835 advance will be repaid to the AER Group from cash flows from the processing of the gas through the NRU and is reflected in accrued expenses and other liabilities on the balance sheet at December 31, 2005 and 2004.

          In late December 2004, the Company tendered to Advanced Extraction Technolgies, Inc. ("AET") $91,250 as a pre-payment for 2005 License Fees pursuant to Section 2.3 of the License Agreement with AET. AET returned the check to the Company, and alleged that such pre-payment did not meet the requirements for installed target capacity for retention of the exclusivity provisions of the License Agreement after December 31, 2004. In January 2005, AET notified the Company that a dispute, as defined in the License Agreement, exists and therefore the matter would be moved to arbitration. On September 15, 2005, the Company entered into a settlement agreement with AET agreeing that the license would be no longer exclusive as of January 1, 2005.

Goodwill and Other Intangibles

          The Company's primary other asset, its license for a patented process to remove nitrogen from natural gas production, is being amortized to expense over the average 17-year life of the underlying patents. The latest of these patents expires in 2022. Amortization expense of $28,708 is expected to be recognized in each of next five years. Investment in the license was $242,445 and $271,152 at December 31, 2005 and 2004, net of accumulated amortization of $178,605 and $149,898, respectively.

          SFAS No. 142 "Goodwill and Other Intangible Assets" addresses the methods used to capitalize, amortize and to access the impairment of intangible assets. In evaluating the Company's license, management considered all of the criteria set forth in SFAS No. 142 for determining useful life. Management performs our annual impairment test for intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for intangible assets in 2005 and 2004.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

Cash Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

          The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Restricted Cash

          Restricted cash is related to the collateral for the Letter of Credit to secure the note payable due Michael Fadden, the former Chief Executive Officer of the Company.

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

Stock-Based Compensation

          At December 31, 2005, the Company has a stock-based employee compensation plan which is described more fully in Note 6. The Company accounts for that plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees," and related Interpretations. No stock-based employee compensation cost (except for the compensation expense related to repriced options discussed in Note 6) is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock at the date of grant.

          During 2005, the Company granted 40,000 common stock options to its new nonemployee directors as part of their initial compensation for service to the Company. All 40,000 options were granted from the 1998 Outside Directors Stock Option Plan (a non-approved plan).

          The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards (including the repricing discussed in Note 6) was estimated assuming no expected dividends and the following weighted average assumptions for the years ended December 31, 2005 and 2004:

                                                           2005           2004
                                                         --------       --------
                 Expected life in years...............     4.01           3.96
                 Expected stock price volatility......     85%            86%
                 Risk-free interest rate..............     4.05%          3.43%
                 Average fair value per option........    $0.17          $0.24

          For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the options' vesting period. The following table illustrates the effect on net income (loss) and net income
(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosures," to its stock-based employee compensation for the years ended December 31, 2005 and 2004:



                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



                                                                   2005                 2004
                                                               -------------        -------------
         Net income (loss) - as reported....................   $   1,755,384        $    (800,131)
         Add stock option compensation expense recognized on
           repriced options.................................           6,940               11,288
         Deduct total stock-based employee compensation
           expense determined under fair value based method
           for all awards, net of related tax effects.......          (5,668)             (12,479)
                                                               -------------        -------------
         Net income (loss) - pro forma......................   $   1,756,656        $    (801,322)
                                                               =============        =============

         Basic and diluted net income (loss) per share - as
         reported...........................................   $        0.10        $       (0.05)
         Basic and diluted net income (loss) per share - pro
         forma..............................................   $        0.10        $       (0.05)

Earnings Per Share

          Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period.
Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.
Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive. For the years ended December 31, 2005 and 2004, the diluted income (loss) per common share is the same as basic income (loss) per share since the effect of 31,489 and 11,385, respectively, potentially dilutive common shares arising from outstanding stock options and warrants were anti-dilutive.

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

          In December 2004, SFAS No. 153, "Exchanges of Nonmonetary Assets -- an amendment of Accounting Principles Board ("APB") Opinion No. 29" is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets as prescribed by APB Opinion No. 29, "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on our consolidated financial statements.

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

          In December 2005, FIN 47, "Accounting for Conditional Asset Retirement
Obligations, an interpretation of FASB Statement No. 143" became effective for fiscal years beginning after December 15, 2005. This Interpretation clarifies

                                      F-10

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES that the term conditional asset retirement obligation as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. FIN 47 also clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if fair value can be reasonably estimated. The accounting for FIN 47 uses the same methodology as SFAS No. 143. The adoption of FIN 47 is expected to have no material impact on our financial statements.

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

(3)  Acquisitions and Divestitures

          Effective July 27, 2005, Gateway Pipeline Company and Gateway Processing Company, wholly owned subsidiaries of the Company, sold their four-inch gathering line and three-inch injection line as well as the Processing Agreement contained in the First Amended and Restated Master Agreement dated February 5, 2003, all of which was part of the Company's Madisonville Pipeline Facility to a third party buyer for approximately $2.7 million. The Company will retained the ten-inch sales line connected to the Madisonville Pipeline Facility and became a transporter of gas from the Madisonville Plant to the sales point. Due to the sale of these facilities, the operations of the Madisonville Pipeline Facility has been reported as a discontinued operation. Accordingly, prior period financial statement amounts have been adjusted to give effect to this disposition as a discontinued operation.

          The Company received $135,000 on July 25, 2005, with the remainder of the funds paid on August 31, 2005, the ultimate closing date of the transaction. Just prior to final funding, ADAC elected to exercise its right to its 33.33% ownership in the Madisonville pipeline facilities. Accordingly, ADAC was paid its share of the sales proceeds, approximately $900,000, which was used by ADAC to repay the $900,000 Balloon Note (see Note 4). Upon ADAC's exercise of its option to the Madisonville pipeline facilities, the Company now owns a remaining 66.66% interest in the ten-inch sales line which the Company will operate under a new transportation agreement entered into with the buyer of the Madisonville pipeline facilities. The Company received the remaining net proceeds from the sale of approximately $1.8 million. A portion of the proceeds from the sale were used to pay off the remaining balance of the $1.5 million Term Note as well as the outstanding subordinated promissory notes.


          The Company sold from its onshore segment 14 non-core natural gas gathering systems located in Texas, Oklahoma and Louisiana, effective August 1, 2002. Cash of $839,000 was received at closing, and a final contingent payment was received in 2004 based on subsequent performance of the assets. A portion of the aggregate proceeds from the sales was used by the Company to fund part of its Madisonville, Texas project which was constructed in 2003.

(4)  Debt

Notes Payable

          Fort Cobb's revolving credit agreement provides for maximum available borrowings of up to $250,000 through September 16, 2006. Principal outstanding under the agreement accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at December 31, 2005 was 8%. The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt were capitalized as deferred loan costs and are being charged to interest expense ratably over the maturity period of the note. Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company. The Company had $162,000 of available borrowings under this agreement as of December 31, 2005.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

Long-term Debt

         Long-term debt at December 31 consisted of the following:

                                                         2005           2004
                                                      -----------    ----------
                  Subordinated notes................. $      --      $  234,327
                  Term note - Fort Cobb..............     341,549       461,191
                  Term note - Madisonville...........        --       1,081,571
                  Balloon note - Madisonville........        --         900,000
                  Term note - Fort Cobb vehicles.....      19,822        34,491
                  Trade note payable - Wilbanks......        --          36,348
                  Trade note payable - Fadden........      78,683          --
                                                      -----------   -----------
                                                          440,054     2,747,928
                  Less current maturities............    (186,382)   (1,485,826)
                                                      -----------   -----------
                                                      $   253,672   $ 1,262,102
                                                      ===========   ===========


Future minimum payments on long-term debt as of December 31, 2005 are as follows:

                  2006............................... $   186,382
                  2007...............................     180,536
                  2008...............................      73,136
                                                      -----------
                  Total minimum principal payments... $   440,054
                                                      ===========

Subordinated Notes

          In connection with the Recapitalization that was effective March 1, 1997, the Company issued subordinated promissory notes with a face amount of $1,171,700. The stated interest rate is 10% payable quarterly with equal annual principal payments beginning on March 1, 2000 and continuing through March 1, 2004. The Company calculated the fair market value of the notes to be $978,000 at March 1, 1997 and recorded the difference between fair value and the face amount as discount on subordinated notes. The discount was being amortized to interest expense using the interest method over the term of the subordinated notes. Such amortization to interest expense was $0 and $4,612 for the years ended December 31, 2005 and 2004, respectively. As a result, the effective interest rate of the subordinated notes was 15% during the period that the discount was being amortized.

          At December 31, 2004, the final principal payment totaling $234,327, which was due under these notes on March 1, 2004, remained unpaid and by their terms are in default. Due to the subordinated rights of the note holders, the Company was able to obtain a limited waiver from the bank for the violation of a Madisonville term loan agreement covenant not to allow such a default. The subordinated note holders were separately notified that they would continue to receive interest at an annual rate of 10% on the final principal installment outstanding until the amounts were paid. On August 31, 2005, the final principal payment totaling $234,327, which was due under these notes on March 1, 2004, was paid.

Term Note - Fort Cobb

          Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank. Principal outstanding under the note accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at December 31, 2005 was 8%. The note requires monthly payments of principal and interest of approximately $13,000, with the balance under the note due June 1, 2008. Costs of obtaining this debt was capitalized as deferred loan costs and is being charged to interest expense ratably over the term of the note. Fort Cobb used the proceeds to refinance its borrowings from the Company, and the Company used the proceeds for general corporate purposes.

Term Note - Madisonville

          Effective February 21, 2002, Gateway Pipeline Company and Gateway Processing Company, (the "Borrowers"), entered into a $1.5 million term note agreement with a bank with an interest rate of 7.25%. Effective November 15,

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

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

          On August 30, 2005, in conjunction with the sale of the four-inch gathering line and three-inch injection line as well as the Processing Agreement contained in the First Amended and Restated Master Agreement dated February 5, 2003 (see Note 13), the Company paid in full the remaining balance of $566,093. All liens attributable to this note have been released.

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

          On August 30, 2005, in conjunction with the sale of the four-inch gathering line and three-inch injection line at Madisonville as well as the Processing Agreement contained in the First Amended and Restated Master Agreement dated February 5, 2003 (see Note 13), ADAC paid off the Balloon Note in exchange for a 33.33% ownership interest in the Gateway-ADAC Pipeline, L.L.C., a company formed to own the remaining Madisonville pipeline facilities. All liens attributable to this note have been released.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

          Effiective in October 2005, in connection with the Settlement and Release Agreement with Michael Fadden, the Company's former Chief Executive
Officer and President, the Company executed a trade note for $96,000, bearing no interest, payable in twenty-four monthly installments of $4,000. The note is secured by a letter of credit. Interest expense is being recognized over the life of the note at an imputed rate of 10%; accordingly, the obligation was initially recorded at its present value of $86,683 in the accompanying balance sheet. The balance at December 31, 2005 is $78,683.

Convertible Promissory Note

          In November 2004, the Company sold 316,665 shares of common stock to three directors at a price of $0.30 per share resulting in total proceeds of $95,000 in conjunction with the placement of a $115,000 convertible promissory note (the "Bridge Loan") to a private investor. The Bridge Loan accrues interest at a fixed rate of 8%, is unsecured and matures March 31, 2005, unless extended by the parties to September 30, 2005. The Bridge Loan also contained a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.30 per share. The value of the warrant was determined using the Black-Scholes option pricing model and was $8,789, which was recorded as a debt discount. Due to the fair market value of the stock being $0.27 on the effective date of the note, a beneficial conversion feature also existed totaling $17,988. The beneficial conversion feature was also recorded as a debt discount. The debt discounts are being amortized to interest expense over the life of the note using the effective interest method. The Bridge Loan is convertible at any time until maturity into common stock of the Company at a conversion price of the greater of 85% of the average closing price of the Company's common stock for the 90 days prior to conversion, or $0.25 per share, the par value of the common stock. The promissory note and accrued interest was converted into 464,954 shares of common shares at $0.25 per share during December 2004. However, the shares were not issued until February 2005. The total amount converted of $116,239 was recorded as additional paid-in capital at December 31, 2004. The promissory note holder also exercised a warrant issued in connection with the Bridge Loan for 100,000 shares at $0.30 per share in November 2004. However, the 100,000 shares were not issued until February 2005.

Letters of Credit

          As of December 31, 2005, the Company had outstanding letters of credit totaling $738,000.

(5)  Income Taxes

         The Company has recorded a tax expense of $45,000 related to discontinued operations and zero tax expense related to continuing operations for the year ended December 31, 2005 and zero tax expense related to continuing operations for the year ended December 31, 2004. The differences between income taxes computed using the average statutory federal income tax rate of 34% and the provision recorded for each of the years ended December 31 for continuing operations is as follows:

                                                               2005            2004
                                                            -----------     -----------
         Taxes at statutory rate.........................   $   612,131     $  (272,045)
         Change in valuation allowance...................      (542,647)        118,901
         Other nondeductible expenses....................         1,460          12,572
         Expiration of net operating loss carryforwards..          --            83,494
         Other...........................................       (70,944)         57,078
                                                            -----------     -----------
                                                            $      --       $      --
                                                            ===========     ===========

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

          The tax effects of the temporary differences that give rise to deferred tax assets and liabilities at December 31, is as follows:

                                                        2005           2004
                                                     ----------     ----------
          Deferred tax assets:
              Net operating loss carryforwards...    $2,500,766     $2,979,730
              AMT tax credit.....................        45,000           --
              Property and equipment.............       150,769        259,452
              Other..............................        20,639         20,639
                                                     ----------     ----------
                                                      2,717,174      3,259,821
           Valuation allowance...................    (2,717,174)    (3,259,821)
                                                     ----------     ----------
                                                     $     --       $     --
                                                     ==========     ==========


          At December 31, 2005, the Company had approximately $7,355,193 of federal net operating loss carryforwards which may be applied against future taxable income and which expire from 2006 through 2024. Of that amount, $281,223 will expire in the next five years if not utilized.

(6)  Stockholders' Equity

          During February 2005, the Company issued 464,954 shares to a private party which pertained to the December 2004 conversion of the Bridge Loan and accrued interest. The Company also issued 100,000 shares to the same party which pertained to the November 2004 exercise of the warrant which was granted along with the Bridge Loan.

          During February 2005, a former employee of the Company exercised a stock option for 53,333 shares of common stock at $0.2565 per share for total proceeds of $13,683. Shares issued upon the exercise of these options were issued from shares authorized.

          During May 2005, the Company issued 100,000 shares of common stock to a director of the Company at $0.30 per share for total proceeds of $30,000.

          During May 2005, the Company issued 100,000 shares of common stock to a private investor at $0.30 per share for total proceeds of $30,000.

          In October 2005, the Company issued 63,156 shares of common stock to six outside directors for services in the aggregate amount of $30,000.

          In October 2005, the Company issued 99,478 shares of common stock to six outside directors for past fees owed for services in the aggregate amount of $42,973.

          In November 2005, the Company issued 55,000 shares of common stock having a fair value of $19,800 to Michael Fadden, the Company's former Chief Executive Officer and President. The issuance of these shares were part of a settlement agreement between the Company and Mr. Fadden.


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

          In November 1999, a total of 225,750 options with a weighted average exercise price of $0.80, were repriced to $0.40. Repriced options are accounted for as compensatory options using variable accounting treatment in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Based Compensation - an Interpretation of APB No. 25" (FIN 44"). Under variable plan accounting, compensation expense is adjusted for increases or



                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


decreases in the fair market value of the Company's common stock to the extent that the market value exceeds the exercise price of the option. Variable plan accounting is applied to the repriced options until the options are exercised, forfeited, or expire unexercised. During the years ended December 31, 2005 and 2004, the Company recorded compensation expense of $6,940 and $11,288, respectively, relating to these repriced options.

         The following table summarizes employee stock option and warrant information for the years ended December 31, 2005 and 2004:

                                                 December 31, 2005                         December 31, 2004
                                       -------------------------------------    ---------------------------------------
                                           Options/         Weighted average         Options/          Weighted average
                                           warrants          exercise price          warrants           exercise price
                                       ----------------     ----------------    ------------------    -----------------
Outstanding at beginning of period..        630,750                $0.38             782,417                 $0.38
Granted.............................              -                 0.32              10,000                  0.32
Exercised...........................        (53,333)                0.26                   -                     -
Canceled/expired/reclassified (1)...       (382,417)                0.30            (161,667)                 0.38
                                            -------                                  -------
Outstanding at end of period........        195,000                 0.37             630,750                  0.38
                                            =======                                  =======
Options exercisable at end of period        176,667                 0.39             549,083                  0.39
                                            =======                                  =======
Options available for grant at end of
   period...........................        426,667                                  216,667
                                            =======                                  =======

     (1) Included in the 382,417 options is 225,750 owned by Michael Fadden, former President and Chief Executive Officer of the Company. These options were reclassed from employee to non-employee.


The following table summarizes information about options and warrants outstanding at December 31, 2005:

                                   Options/warrants outstanding                    Options/warrants exercisable
                       -------------------------------------------------------- ---------------------------------------
                                        Weighted average
                                            remaining
       Range of          Number            contractual         Weighted average       Number          Weighted average
   exercise price      outstanding         life (years)         exercise price      exercisable        exercise price
   --------------      -----------     ------------------     ------------------    -----------       -----------------
  $0.25 to $0.34         130,000              5.78                  $ 0.30            111,667             $ 0.29
   0.50 to  0.53          65,000              3.30                    0.52             65,000               0.52
                         -------                                                      -------
   0.25 to  0.53         195,000              4.95                    0.37            176,667               0.38
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

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The following is a summary of the status of the Company's non-employee options and warrants for the years ended December 31, 2005 and 2004:

                                                 December 31, 2005                         December 31, 2004
                                       -------------------------------------    ---------------------------------------
                                           Options/         Weighted average         Options/          Weighted average
                                           warrants          exercise price          warrants           exercise price
                                       ----------------     ----------------    ------------------    -----------------
Outstanding and exercisable at               66,666                $0.41             279,998                 $0.88
   beginning of period..............
Granted/Reclassed (1)...............        265,750                 0.55              20,000                  0.31
Canceled/Expired....................           --                   --              (233,332)                 0.97
                                                                                      -------
Outstanding and exercisable at end of
   period...........................        332,416                 0.52              66,666                  0.41
                                            =======                                  =======
Options available for grant at end of
   period...........................          6,667                                   46,667
                                            =======                                  =======
     (1)  Included in the 265,750 options is 40,000 issued in 2005 to the four new Directors of the Company and 225,750 owned by Michael Fadden, former President and Chief Executive Officer of the Company. These
          options were reclassed from employee to non-employee.

          The following table summarizes information about non-employee options and warrants outstanding at December 31, 2005:

                                                          Options/warrants outstanding and exercisable
                                       ---------------------------------------------------------------------------
                                            Number                    Weighted average
                                         outstanding               remaining contractual           Weighted average
Range of exercise prices               and exercisable                  life (years)                exercise price
------------------------               ---------------                  ------------                --------------
  $0.23 to 0.40............                 240,166                         3.46                         $0.33
  $0.47 to 1.19............                  92,250                         3.27                          0.62
                                            -------
  $0.23 to 1.19............                 332,416                         3.41                          0.52
                                            =======

          At December 31, 2005, the Company had a combined total of 527,416 common stock options and warrants outstanding, 509,083 of which were exercisable. At December 31, 2004, the Company had a combined total of 697,416 common stock options and warrants outstanding, 615,749 of which were exercisable.

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

          The Company's contributions to the 401(k) plan were $13,773 and $30,946 for the years ended December 31, 2005 and 2004, respectively.

(7)  Leases

Capital Lease

          At December 31, 2005, the Company had one capital lease for equipment installed at the sales point of the Madisonville Pipeline Facilities, for a term of 84 months, maturing May 28, 2010. Interest expense is being recognized over the life of the lease at an imputed annual rate of 10%. At the end of the lease term the Company owns the equipment, or at its option, the Company may buy out the lease at a fixed price at either of two interim dates. The equipment cost of $100,000 is reflected in the accompanying balance sheet as gas gathering, processing and transportation equipment. The related amortization of $8,611 is reflected in accumulated depreciation and amortization. Future minimum lease payments, as well as the present value of the net minimum lease payments as of December 31, 2005, are as follows:

                         GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



                 Year Ending
                 December 31,
                 ------------
                     2006                                                       $    23,400
                     2007                                                            23,400
                     2008                                                            23,400
                     2009                                                            23,400
                     2010                                                             9,750
                                                                                -----------
                 Total minimum lease payments                                       103,350
                 Less amount representing estimated executory costs (such
                     as taxes, maintenance and insurance) including profit
                     thereon, included in total minimum lease payments              (11,442)
                                                                                -----------
                 Net minimum lease payments                                          91,908
                 Less amount representing interest                                  (17,094)
                                                                                -----------
                 Present value of net minimum lease payments                    $    74,814
                                                                                ===========

Operating Leases

          The Company has no noncancelable operating leases at December 31, 2005. The Company leases office space in Houston, Texas under a lease agreement expiring in March 2008 that is cancelable with six months notice. The Company must pay a cancellation fee of (i) the unamortized portion of lease costs as defined in the lease and (ii) one month of base rent and rent adjustment to cancel the lease. The future minimum operating lease payments as of December 31, 2005, are as follows:

                 Year Ending
                 December 31,
                 ------------
                     2006                                                       $   104,629
                     2007                                                           104,629
                     2008                                                            26,157
                                                                                -----------
                 Total minimum lease payments                                   $   235,415
                                                                                ===========


          The Company also has various month-to-month equipment operating leases. Rent expense from all leases totaled $103,871 and $97,103 for the years ended December 31, 2005 and 2004, respectively.

(8)  Commitments and Contingencies

          In connection with securing the Balloon Note, described in Note 4, that was used to finance part of the construction costs of the Madisonville pipeline facilities, the Company was obligated at ADAC's option to either: (i) pay at the end of the term of the Balloon Note a lump-sum, which when added to the payments made, if any, for the price upside portion, will result in ADAC receiving a 15% pre-tax internal rate of return on the $900,000, or (ii) convey to ADAC a one-third ownership interest in the pipeline facilities in exchange for ADAC paying off the Balloon Note on or before the end of the balloon note term. The Company was obligated to pay the periodic interest payments to the bank during the three-year term of the Balloon Note. The minimum return guaranteed to ADAC by the Company was being accrued ratably over the three-year term of the balloon note, and reduced by periodic price upside payments, if any, paid to ADAC.

          In connection with the July 27, 2005 sale of certain Madisonville assets (see Note 3), ADAC exercised its right to a one-third ownership interest in the Madisonville Pipeline facilities and the Company, Gateway Pipeline, Gateway Processing and ADAC entered into an amendment to the ADAC Agreement whereby, in lieu of ADAC's exercise of its equity participation option, Gateway
Pipeline's ten-inch transmission pipeline asset would be contributed into Gateway-ADAC Pipeline, L.L.C., a limited liability company that would be owned
66.67% by Gateway Pipeline and 33.33% by ADAC. Therefore, the minimum return guarantee was no longer an obligation of the Company and the amount accrued of $54,277 was written-off.

          The Company and its subsidiaries are parties to litigation and claims arising in the ordinary course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims, may be material to the consolidated financial statements.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(9)  Financial Instruments

         The following table reflects the financial instruments for which the fair value is different from the carrying amount of such financial instrument in the accompanying consolidated balance sheets as of December 31, 2005 and 2004.
The carrying amount of cash and cash equivalents, certificates of deposit, trade receivables, trade payables and short-term borrowings approximate fair value because of the short maturity of those instruments. The carrying amount of the term note approximates fair value because of its variable interest rate. The fair value of the Company's financial instruments is based upon current borrowing rates available for financings with similar terms and maturities, and is not representative of the amount that could be settled, nor does the fair value amount consider the tax consequences, if any, of settlement.

                                                     December 31, 2005                    December 31, 2004
                                            ----------------------------------    ---------------------------------
                                                Carrying           Estimated         Carrying          Estimated
                                                 Amount           Fair Value          Amount           Fair Value
                                            ----------------    --------------    --------------    ---------------
        Subordinated notes...............     $         -        $          -       $   234,327      $    213,025
        Term note - Madisonville.........               -                   -         1,081,571           983,246
        Balloon note - Madisonville......               -                   -           900,000           743,802
        Term note - Fort Cobb vehicles...          19,822              18,332            34,492            31,078
        Trade note payable - Fadden......          78,683              68,488                 -                 -
        Trade note payable - Wilbanks....               -                   -            36,348            33,044


(10) Segments, Major Customers and Concentrations

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

          The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements. The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses. Such amounts are before general and administrative expense, depreciation, interest income or expense or income taxes. Inter-segment sales of approximately $1,532,000 and $1,487,000 were eliminated during consolidation for the years ended December 31, 2005 and 2004, respectively.

          Summarized financial information for the years indicated of the Company's reportable segments from continuing operations and a reconciliation of operating margin to consolidated net loss is presented below:





                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



                                                                                Year Ended December 31,
                                                                          -------------------------------------
                                                                               2005                 2004
                                                                          ----------------    -----------------
                               Onshore Operations
        Revenues......................................................    $   7,094,372       $   4,972,236
        Operating margin..............................................          968,776             855,095
        Depreciation and amortization.................................          268,359             275,165
        Interest expense..............................................           32,476              76,618
        Capital expenditures..........................................           21,926              75,835
        Total assets..................................................        5,424,977           5,046,159

                              Offshore Operations
        Revenues......................................................        1,407,019             477,061
        Operating margin..............................................        1,150,186             203,593
        Depreciation and amortization.................................          150,774             150,772
        Interest expense..............................................                -                   -
        Capital expenditures..........................................                -                  58
        Total assets..................................................        1,499,971           1,404,220

                              Fort Cobb Operations
        Revenues......................................................        2,008,892           1,906,256
        Operating margin..............................................          132,013             242,721
        Depreciation and amortization.................................          128,271             198,492
        Interest expense..............................................           55,242              62,908
        Capital expenditures..........................................            6,837              11,431
        Total assets..................................................        2,172,991           2,146,050

                                     Total
        Revenues......................................................       10,510,283           7,355,553
        Operating margin..............................................        2,250,975           1,301,409
        Depreciation and amortization.................................          547,404             624,429
        Interest expense..............................................           87,718             139,526
        Capital expenditures..........................................           28,763              87,324
        Total assets..................................................        9,097,953           8,596,429


                      Reconciliation to Net Income (Loss)
        Operating margin..............................................    $   2,250,975       $   1,301,409
        Less:
        Depreciation and amortization.................................          547,404             624,429
        Accretion and changes in estimates............................           22,975              21,439
        General and administrative....................................        1,814,238           1,683,784
        Interest expense..............................................           87,718             139,526
        Plus:
        Other income (expense) - net..................................            1,793              36,399
        Discontinued operations, net of taxes.........................          269,694             288,759
        Gain on disposal of discontinued operations, net of taxes.....        1,705,257              42,480
                                                                            -----------         -----------
        Net income (loss).............................................    $   1,755,384       $    (800,131)
                                                                          =============       =============


         The Company purchases natural gas from several producers and suppliers, and during the year ended December 31, 2005, three companies supplied 39%, 32% and 24% of the total cost of natural gas purchased. During the year ended
December 31, 2004, three companies supplied 37%, 36% and 21% of the total cost of natural gas purchased. Gross sales to customers representing 10% or more of total revenue for the years ended December 31, 2005 and 2004 are as follows:



                                                                  Year Ended December 31,
                                                                -----------------------------
                                                                    2005            2004
                                                                -------------    ------------
        TXU Portfolio Management Co. LP....................          54%              68%
        Dart Container Corporation.........................          25%              14%

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

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

(11) Related Party Transactions

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

          Under the terms of the ADAC agreement, ADAC received, during the term of the Balloon Note, one-half of the price upside portion only, if any, of the monthly fee to be received by the Company pursuant to the Madisonville project agreements. Price upside payments made to ADAC during the year ended December 31, 2005 and 2004 totaled $109,087, and $140,351, respectively. In connection with the July 27, 2005 sale of certain Madisonville assets (see Note 3), ADAC exercised its right to a one-third ownership interest in the Madisonville Pipeline facilities and the Company, Gateway Pipeline, Gateway Processing and ADAC entered into an amendment to the ADAC Agreement whereby, in lieu of ADAC's exercise of its equity participation option, Gateway Pipeline's ten-inch transmission pipeline asset would be contributed into Gateway-ADAC Pipeline, L.L.C., a limited liability company that would be owned 66.67% by Gateway Pipeline and 33.33% by ADAC. Therefore, the minimum return guarantee was no longer an obligation of the Company and the amount accrued of $54,277 was written-off.

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

          In connection with the Gateway-ADAC Pipeline, L.L.C. partnership, the Company paid to ADAC $15,368 for distributable net income and has a distributable payable to ADAC in the amount of $5,283.

          The Company paid a consulting firm $10,736 of which an employee of such firm was related to the Company's Chief Financial Officer.

          Accounts payable and accrued expenses at December 31, 2005 include unpaid directors' fees of $22,687.

(12) Discontinued Operations

          Effective July 27, 2005, Gateway Pipeline Company and Gateway Processing Company, wholly owned subsidiaries of the Company, sold their four-inch gathering line and three-inch injection line as well as the Original Madisonville Agreements to a third party buyer for approximately $2.7 million. The Company retained the ten-inch sales line connected to the Madisonville Pipeline Facility and became a transporter of gas from the Madisonville Plant to the sales point. Due to the sale of these facilities, the operations of the Madisonville Pipeline Facility has been reported as a discontinued operation. Accordingly, prior period financial statement amounts have been adjusted to give effect to this disposition as a discontinued operation. Interest has been allocated to this discontinued operation based on the debt amounts directly attributable to and secured by the underlying assets disposed in accordance with Emerging Issue Task Force 87-24 "Allocation of Interest to Discontinued Operations." For the years ended December 31, 2005 and 2004, the amount of interest allocated to discontinued operations was $270,206 and $364,586, respectively.

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

     Following are the results of operations of the Madisonville pipeline facility for all periods presented.

                                              Year Ended December 31,
                                            --------------------------
                                               2005           2004
                                            -----------    -----------
Operating revenues (1)....................  $ 9,661,596    $15,613,715
Operating costs and expenses (2)..........    9,157,424     14,980,666
Other expenses, net (3)...................      234,478        344,290
Income from discontinued
    operations, net of taxes..............      269,694        288,759
Gain on disposal of discontinued
    operations, net of taxes..............    1,705,257           --
Basic and diluted income per
    share from discontinued operations....  $      0.02     $     0.02

Basic and diluted income per
    share from gain on disposal of
    discontinued operations...............         0.10            --
                                            -----------     -----------
Total.....................................  $      0.12     $      0.02
                                            ===========     ===========

Weighted average number of
common shares outstanding:
Basic and diluted.........................   16,803,772      15,790,842



     (1) Operating revenues were $9,661,596 and $15,613,718 for the year ended December 31, 2005 and December 31, 2004, respectively. This revenue stream contains gas sales from the gas purchased from the Madisonville producer and the price upside revenue received when the market price of the gas that Gateway receives is in excess of certain contract minimum prices.

     (2) Operating costs and expenses were $9,157,424 and $14,980,666 for the year ended December 31, 2005 and December 31, 2004, respectively. This cost is comprised of the gas purchased at the well head from the Madisonville purchaser and other operating expenses.

     (3) Other expenses were $234,478 and $344,290 for the year ended December 31, 2005 and December 31, 2004. This cost is attributable to the 15% guaranteed return to ADAC as a result of the guarantee that ADAC provided on the $900,000 Balloon Note that is extinguished upon their conversion of the ADACguarantee into a 33.33% interest in the Madisonville project just prior to closing of the final funding, interest expense on the debt associated with the Madisonville pipeline facility, income tax expense, as well as depreciation expense.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

(13)      Subsequent Events

          Effective March 2, 2006, Gateway Pipeline Company, a wholly owned subsidiary of the Company, entered into an agreement with a bank for a twelve-month letter of credit to back the gas purchase arrangement for the Company's Waxahachie distribution system. The letter of credit is in the amount of $1 million. The agreement is collateralized with the Company's economic interest in the Waxahachie distribution system.

          Scott Heflin, the Company's former Chief Financial Officer, filed a claim with the American Arbitration Association on December 29, 2004, pursuant to the Employment Agreement by and between him and the Company. On March 3, 2006, an arbitrator issued an order in this case favorable to the Company. Mr. Heflin has until March 31, 2006 to file a reconsider order to have the arbitrator reevaluate the case. If the reconsider order is not filed by March 31, 2006, the March 3, 2006 order will become final.