Form 10QSB
period 2006-03-31
GATEWAY ENERGY CORP/NE
filed 2006-05-15
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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
Yes  X   No
   -----   -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes      No  X
   -----   -----

As of May 1, 2006, the Issuer had 17,130,937 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes     No  X
                                                   -----  -----

                                  FORM 10-QSB

                                     Part I
                                     ------


Item  1.  Financial Statements
          --------------------
                                                                         Page
                                                                         ----
          Unaudited Consolidated Balance Sheet
              as of March 31, 2006                                         3

          Unaudited Consolidated Statements of Operations
              for the three months ended March 31, 2006
              and March 31, 2005                                           4

          Unaudited Consolidated Statements of Cash Flows
              for the three months ended March 31, 2006
              and March 31, 2005                                           5

          Notes to Unaudited Consolidated Financial Statements             6

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2006
(Unaudited)



ASSETS
Current Assets
   Cash and cash equivalents ...................................   $  1,015,640
   Restricted cash .............................................         77,320
   Trade accounts receivable ...................................      1,134,544
   Inventories, at average cost ................................         44,936
   Prepaid expenses and other assets ...........................         74,714
                                                                   ------------
        Total current assets ...................................      2,347,154
                                                                   ------------

Property and Equipment, at cost
   Gas gathering, processing and transportation ................     10,100,320
   Office furniture and other equipment ........................        805,312
                                                                   ------------
                                                                     10,905,632
   Less accumulated depreciation and amortization ..............     (4,709,997)
                                                                   ------------
                                                                      6,195,635
Other Assets
   AET license, net of accumulated amortization of $185,783 ....        235,267
   Other .......................................................         49,940
                                                                   ------------
                                                                        285,207
        Total assets ...........................................   $  8,827,996
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ............................................   $    955,203
   Accrued expenses and other liabilities ......................        322,218
   Note payable ................................................         76,000
   Current maturities of long-term debt ........................        190,284
   Current maturities of capital lease .........................         12,801
                                                                   ------------
        Total current liabilities ..............................      1,556,506
                                                                   ------------

Future asset retirement obligations ............................        349,788
Long-term debt, less current maturities ........................        201,639
Long-term capital lease, less current maturities ...............         58,994
Minority interest payable ......................................        856,667

Commitments and contingencies ..................................           --

Stockholders' Equity
   Preferred stock - $1.00 par value; 10,000 shares authorized;
      no shares issued and outstanding .........................           --
   Common stock - $0.25 par value; 35,000,000 shares authorized;
      17,130,937 shares issued and outstanding .................      4,282,732
   Additional paid-in capital ..................................     16,139,144
   Accumulated deficit .........................................    (14,617,474)
                                                                   ------------
        Total stockholders' equity .............................      5,804,402
                                                                   ------------
        Total liabilities and stockholders' equity .............   $  8,827,996
                                                                   ============


                 The accompanying notes are an integral part of
                           these financial statements.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



                                                                                   Three Months Ended March 31,
                                                                                       2006            2005
                                                                                   ------------    ------------
Operating revenues
    Sales of natural gas .......................................................   $  2,280,146    $  1,857,798
    Transportation of natural gas and liquids ..................................        424,516         213,191
    Treating and other .........................................................         39,708          37,366
                                                                                   ------------    ------------
                                                                                      2,744,370       2,108,355
                                                                                   ------------    ------------
Operating costs and expenses
    Cost of natural gas purchased ..............................................      1,914,071       1,514,091
    Operation and maintenance ..................................................        265,318         202,076
    Depreciation and amortization ..............................................        133,239         153,927
    Accretion expense ..........................................................          6,155           5,744
    General and administrative .................................................        381,716         326,005
                                                                                   ------------    ------------
                                                                                      2,700,499       2,201,843
                                                                                   ------------    ------------
Operating income (loss) ........................................................         43,871         (93,488)

Other income (expense)
    Interest income ............................................................          6,751             305
    Interest expense ...........................................................        (11,715)        (25,452)
    Other income, net ..........................................................          2,025          10,666
    Minority interest ..........................................................        (13,847)           --
                                                                                   ------------    ------------
                                                                                        (16,786)        (14,481)
                                                                                   ------------    ------------
Income (loss) from continuing operations before income taxes and
    discontinued operations ....................................................         27,085        (107,969)
Income tax expense .............................................................           --              --
                                                                                   ------------    ------------
Income (loss) from continuing operations .......................................         27,085        (107,969)

Discontinued operations, net of taxes
    Income from discontinued operations, net of taxes ..........................           --           129,159
                                                                                   ------------    ------------
Net income......................................................................   $     27,085    $     21,190
                                                                                   ============    ============

Basic and diluted income (loss) per share
    Continuing operations ......................................................   $       --      $      (0.01)
    Discontinued operations ....................................................           --              0.01
                                                                                   ------------    ------------
    Net income .................................................................   $       --      $       --
                                                                                   ============    ============

Weighted average number of common shares outstanding:
    Basic ......................................................................     17,130,937      16,432,232
    Diluted ....................................................................     17,143,906      16,432,232


                                 The accompanying notes are an integral part of
                                           these financial statements.

                                                        4



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                             Three Months Ended March 31,
                                                                                 2006           2005
                                                                              -----------    -----------
Cash flows from operating activities - continuing operations
Continuing operations:
   Net income (loss) from continuing operations ...........................   $    27,085    $  (107,969)
   Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
      Depreciation and amortization .......................................       133,239        153,927
      Minority interest ...................................................        13,847           --
      Accretion expense ...................................................         6,155          5,744
      Amortization of debt issue costs ....................................         2,471           --
      Net gain on sale of property ........................................        (1,504)          --
      Change in operating assets and liabilities:
         Trade accounts receivable ........................................       325,715         12,763
         Inventories, at average cost .....................................        (2,638)        (2,345)
         Prepaid expenses and other assets ................................       (40,511)        26,813
         Accounts payable .................................................      (281,340)        85,128
         Accrued expenses and other liabilities ...........................        46,252         18,424
                                                                              -----------    -----------
              Net cash provided by operating activities ...................       228,771        192,485
                                                                              -----------    -----------

Cash flows from investing activities - continuing operations
      Capital expenditures ................................................       (10,400)       (14,762)
      Proceeds from sale of property ......................................         2,200           --
      Other assets ........................................................          --              864
                                                                              -----------    -----------
              Net cash used in investing activities .......................        (8,200)       (13,898)
                                                                              -----------    -----------

Cash flows from financing activities - continuing operations
      Payments on borrowings ..............................................       (51,150)       (50,024)
      Proceeds from exercise of stock options .............................          --           13,683
      Restricted cash for letter of credit, net ...........................          (779)          --
      Distributions to minority partner ...................................       (18,807)          --
                                                                              -----------    -----------
              Net cash used in financing activities .......................       (70,736)       (36,341)
                                                                              -----------    -----------

Net increase in cash and cash equivalents from continuing operations ......       149,835        142,246

Discontinued operations:
   Net cash provided by discontinued operating activities .................          --          140,035
   Net cash provided by discontinued investing activities .................          --             --
   Net cash used in discontinued financing activities .....................          --         (295,173)
                                                                              -----------    -----------

Net decrease in cash and cash equivalents from discontinued operations ....          --         (155,138)

Cash and cash equivalents at beginning of period ..........................       865,805        176,292
                                                                              -----------    -----------
Cash and cash equivalents at end of period ................................   $ 1,015,640    $   163,400
                                                                              ===========    ===========

Supplemental Disclosures of Cash Flow Information:
      Cash paid for interest ..............................................   $    10,547    $    64,806
                                                                              ===========    ===========


                              The accompanying notes are an integral part of
                                        these financial statements.

                                                     5

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

(1)       Nature of Business

          Gateway Energy Corporation (the "Company," or "Gateway"), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the Pink Sheets under the symbol GNRG.PK. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb Fuel Authority, L.L.C. and Gateway Processing Company. Gateway-ADAC Pipeline, L.L.C. which is majority owned (67%) by Gateway Pipeline Company, was formed in September 2005. Access to the Company's annual report on Form 10-KSB, quarterly reports on Form 10-QSB, the Company's Code of Ethics, and current reports on Form 8-K is available at the Company's website, www.gatewayenergy.com.

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

Principles of Consolidation

          The Company consolidates the financial statements of its majority owned and wholly owned subsidiaries which includes the accounts of Gateway Energy Corporation and its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb Fuel Authority, L.L.C., and Gateway Processing Company, and Gateway-ADAC Pipeline, L.L.C., of which the Company has a 67% ownership. The portion not owned by the Company is recorded as minority interest. All significant intercompany transactions have been eliminated in consolidation. The financial statements for all periods presented have been adjusted to give effect to the disposition of the Madisonville pipeline facilities as a discontinued operation. The corresponding notes to the financial statements, where appropriate, have been adjusted to correspond to this presentation.

          The accompanying consolidated financial statements have been prepared by the Company, without audit. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Property and Equipment

          Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the year ended March 31, 2006, property and equipment

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2006
(Unaudited)


included $100,000 of equipment financed under a capital lease, net of $9,167 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

          For the three months ended March 31, 2006 and 2005, depreciation expense was $126,062 and $153,927, respectively.

          Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There have been no impairments of long-lived assets required during the three months ended March 31, 2006.

          The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations"(discussed below) during the year ended December 31, 2003, and accordingly provides for the future asset retirement obligations related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability. The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the three months ended March 31, 2006 and 2005:

                                     Three Months Ended
                                          March 31,
                                     -------------------
                                       2006       2005
                                     --------   --------
                 Beginning balance   $343,633   $320,657
                 Accretion              6,155      5,744
                                     --------   --------
                 Ending balance      $349,788   $326,401
                                     --------   --------


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

Income Taxes

          The Company has no current tax provision for the three months ended March 31, 2006 because the Company has utilized existing net operating loss carryforwards and has concluded that the tax benefits related to remaining net operating loss carryforwards may not be realized in future periods and are therefore fully reserved in the accompanying financial statements. The Company has no current tax provision for the three months ended March 31, 2005 because the Company used net operating loss carry-forwards to offset pretax financial income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2006
(Unaudited)


statement and tax bases of assets and liabilities as measured by the enacted tax rates expected to apply when these differences reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that they will not be realized. The deferred tax provision is the result of changes in deferred tax assets and liabilities.


Earnings Per Share

          Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.
Diluted earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.
Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive. For the three months ended March 21, 2005 the diluted loss per common share is the same as basic loss per share since the effect of 25,614 potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive.
Earnings per common share were compauted as follows:

                                                                 Three Months
                                                                Ended March 31,
                                                        --------------------------------
                                                            2006                  2005
                                                        -----------          -----------
          Weighted average number of common shares       17,130,937           16,432,232
            outstanding
          Effect of dilutive securities                      12,969                 --
                                                        -----------          -----------
          Weighted average dilutive common shares
            outstanding                                  17,143,906           16,432,232
                                                        ===========          ===========

          Income (loss) from continuing operations      $    27,085          $  (107,969)
          Income from discontinued operations, net
            of taxes                                           -                 129,159
                                                        -----------          -----------
          Net income                                    $    27,085          $    21,190
                                                        ===========          ===========

          Basic and diluted earnings per common
            share:
            Continuing operations                       $      -             $     (0.01)
            Discontinued operations                            -                    0.01
                                                        -----------          -----------
            Net income                                  $      -             $       -
                                                        ===========          ===========


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

(3)       Stock Based Compensation Plans

          We have two types of share-based compensation plans, one covers employees and the other covers our Board of Directors, both of which are similar in nature.

          Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based
Payment" ("SFAS No.123R") utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123R, we accounted for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized no compensation expense for employee stock option grants. The options generally vest ratably over three years and expire within ten years.

                                       8

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2006
(Unaudited)


          Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the three months ended March 31, 2006 includes compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

          As a result of SFAS No. 123R, the compensation cost related to non-qualified stock options recognized was immaterial in the three months ended March 31, 2006. We view all awards of stock compensation as a single award with an expected life equal to the average expected life of component awards and amortize the award on a straight-line basis over the life of the award.

          For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period. The following table illustrates the effect on net income or loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to its stock-based employee compensation for the three months ended March 31, 2005:


           Net income- as reported..........................         $  21,190
           Deduct total stock-based employee compensation
             expense determined under fair value based
             method for all awards, net of related tax
             effects........................................            (1,700)
                                                                     ---------
           Net income  - pro forma..........................         $  19,490
                                                                     =========

           Basic and diluted net income per share - as
             reported                                                $    --
                                                                     =========
           Basic and diluted net income per share - pro
             forma                                                   $    --
                                                                     =========


          We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. During the three months ended March 31, 2006, there were no stock options exercised. In addition, we receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant.

          The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the annualized historical stock prices to derive an expected term. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The Company uses the Black-Scholes option pricing model to compute the fair value of stock options which requires the Company to make the following assumptions:

     o The risk-free interest rate is based on the five year Treasury bond at date of grant.

     o The dividend yield on the Company's common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future.

     o The market price volatility of the Company's common stock is based on daily, historical prices for the last three years.

     o The term of the grants is based on the simplified method as described in Staff Accounting Bulletin No. 107.

          In addition, the Company estimates a forfeiture rate at the inception of the option grant based on historical data and adjusts this prospectively as new information regarding forfeitures becomes available.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2006
(Unaudited)


          The expected term has been calculated using the Securities and Exchange Commission Staff's shortcut approach from Staff Accounting Bulletin No.
107. We have analyzed historical volitility and based on an analysis of all relevant factors use a three-year period to estimate expected volatility of our stock option grants.

         At March 31, 2006, there was $2,070 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of one year.

         The following table represents stock option activity for the three months ended March 31, 2006:

                                                                                      Weighted
                                                                   Weighted            Average
                                                                    Average          Contractual       Intrinsic
                                                                   Exercise           Terms (in        Value of
                                                 Shares              Price             years)           Options
                                             -------------      --------------     --------------   ---------------

Options outstanding, beginning of period..         527,416           $0.46              3.98
Options granted...........................            -                -                 -
Options exercised or canceled.............            -                -                 -
                                             -------------
Options outstanding, end of period........         527,416           $0.46              3.98               -
                                             =============
Options exercisable, end of period........         509,083           $0.47              3.85               -
                                             =============



(4)       Acquisitions and Divestitures

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


(5)       Debt

Note Payable

          Fort Cobb's revolving credit agreement provides for maximum available borrowings of up to $250,000 through September 16, 2006. Principal outstanding under the agreement accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at March 31, 2006 was 8%, however, it was increased on April 1, 2006 to 9% due to the rise in the bank's prime rate index. The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually.
Costs of obtaining this debt were capitalized as deferred loan costs and are being charged to interest expense ratably over the maturity period of the note.
Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company. The
Company had $174,000 of available borrowings under this agreement as of March
31, 2006.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2006
(Unaudited)


Long-term Debt

         Long-term debt at March 31, 2006 consisted of the following:

              Term note - Fort Cobb                $     309,241
              Term note - Fort Cobb vehicles              15,999
              Trade note payable                          66,683
                                                   -------------
                                                         391,923
              Less current maturities                   (190,284)
                                                   -------------
                                                   $     201,639

Term Note - Fort Cobb

          Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank. Principal outstanding under the note accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at March 31, 2006 was 8%, however, it was increased on April 1, 2006 to 9% due to the rise in the bank's prime rate index. The note requires monthly principal and interest payments of approximately $13,000, with the balance under the note due June 1, 2008. Costs of obtaining this debt are being charged to interest expense ratably over the term of the note. Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and the Company used the proceeds for general corporate purposes.

Term Note - Fort Cobb Vehicles

          Effective March 2003, Fort Cobb borrowed $57,900 from a bank to buy three replacement service vehicles. The note requires monthly principal and interest payments of $1,387, including interest at 6.99%, and matures on March 25, 2007.

Trade Note Payable

          Effective in October 2005, in connection with the Settlement and Release Agreement with Michael Fadden, the Company's former Chief Executive Officer and President, the Company executed a trade note for $96,000, bearing no interest, payable in twenty-four monthly installments of $4,000. The note is secured by a letter of credit. Interest expense is being recognized over the life of the note at an imputed rate of 10%; accordingly, the obligation was initially recorded at its present value of $86,683 in the accompanying balance sheet. The balance at March 31, 2006 is $66,683.

Letters of Credit

          As of March 31, 2006, the Company had outstanding letters of credit totaling $1,388,000.

(6)       Commitments and Contingencies

          The Company and its subsidiaries are parties to litigation and claims arising in the ordinary course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims, may be material to the consolidated financial statements.

(7)       Related Party Transactions

          Accrued expenses and other liabilities at March 31, 2006 include unpaid directors' fees of $14,696. In connection with the Gateway-ADAC Pipeline, L.L.C. partnership, the Company paid to ADAC $16,047 for distributable net income and has a distributable payable to ADAC in the amount of $5,768 for the three months ended March 31, 2006.

(8)       Subsequent Events

          The Company's former Chief Financial Officer filed a claim with the American Arbitration Association on December 29, 2004, pursuant to the Employment Agreement by and between him and the Company. On March 3, 2006, an arbitrator issued an order in this case favorable to the Company. On March 31, 2006, the Plantiff filed a motion to reconsider to have the arbitrator reevaluate the case. On April 14, 2006 the Company filed it's response to the Plantiff's motion for reconsideration of the ruling. The arbitrator has indicated that a ruling on the reconsideration order will be made by May 31, 2006.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2006
(Unaudited)

(9)       Segment Disclosures

          All of the Company's operations are in the domestic U.S., including the Gulf of Mexico in Texas and federal waters. The Company's management reviews and evaluates separately the operations of three main segments--Onshore
Operations, Offshore Operations and Fort Cobb Operations. Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance. Onshore Operations include natural gas gathering, transportation and distribution activities in Texas and Oklahoma. Offshore Operations include natural gas and liquid hydrocarbon gathering and transportation activities in the Gulf of Mexico, in Texas and in federal waters. The principal markets for the Onshore segment are affiliates of large intrastate and interstate pipeline companies and industrial customers, and for the Offshore segment they are affiliates of large intrastate and interstate pipeline companies. Fort Cobb
Operations are comprised of a local natural gas distribution company in Oklahoma. This segment supplies natural gas to approximately 2,350 customers, principally for irrigation and crop drying fuel for farming cooperatives and residential fuel.

          The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements. The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses. Such amounts are before general and administrative expense, depreciation, interest income or expense or income taxes. Inter-segment sales of $330,000 and $449,000 were eliminated during consolidation for the three months ended March 31, 2006 and 2005.

          Summarized financial information of the Company's reportable segments from continuing operations and a reconciliation of operating margin to consolidated net income, is presented below:
                                                             Three Months Ended March 31,
                                                         ----------------------------------
                                                            2006                    2005
                                                         ----------              ----------
                     Onshore Operations
        Revenues..................................       $1,857,656              $1,273,646
        Operating margin..........................          259,488                 125,286
        Depreciation and amortization.............           66,221                  68,386
        Interest expense..........................            2,831                  11,141
        Capital expenditures......................            9,597                   6,747
        Total assets..............................        5,591,282               5,088,584

                     Offshore Operations
        Revenues..................................          346,556                 236,953
        Operating margin..........................          274,093                 175,052
        Depreciation and amortization.............           37,694                  37,694
        Total assets..............................        1,422,780               1,401,767

                    Fort Cobb Operations
        Revenues..................................          540,158                 597,756
        Operating margin..........................           31,400                  91,850
        Depreciation and amortization.............           29,324                  47,847
        Interest expense..........................            8,884                  14,311
        Capital expenditures......................              803                   8,015
        Total assets..............................        1,813,934               1,933,577

                            Total
        Revenues..................................        2,744,370               2,108,355
        Operating margin..........................          564,981                 392,188
        Depreciation and amortization.............          133,239                 153,927
        Interest expense..........................           11,715                  25,452
        Capital expenditures......................           10,400                  14,762
        Total assets..............................        8,827,996               8,423,928

                Reconciliation to net income
        Operating margin..........................     $    564,981            $    392,188
        Less:
          Depreciation and amortization...........          133,239                 153,927
          Accretion expense.......................            6,155                   5,744
          General and administrative..............          381,716                 326,005
          Interest expense........................           11,715                  25,452
          Minority interest.......................           13,847                       -
        Plus:
          Interest income.........................            6,751                     305
          Other income, net.......................            2,025                  10,666
          Discounted operations...................                -                 129,159
                                                       ------------            ------------

        Net income................................     $     27,085            $     21,190
                                                       ============            ============
                                             12

Item  2.  Management's Discussion and Analysis of Financial Condition and
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

          Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount. There was no impairment required as of March 31, 2006.

Asset Retirement Obligation

          The Company provides for the future asset retirement obligations related to the Shipwreck offshore platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability.

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


Results of Operations

General

          The Henry Hub closing index price for natural gas during the three months ended March 31, 2006 averaged $7.50 per MMBtu, compared to $5.69 for the same period of the prior year. In the accompanying financial statements, the Company's revenues from sales of natural gas, along with the cost of natural gas purchased, increased proportionately from prior year levels. Because the Company buys and sells gas under "back-to-back" purchase and sale contracts designed to minimize commodity price risk, the Company's net operating margin is relatively insensitive to fluctuations in the market price of gas. Accordingly, the Company evaluates each of its activities based on the operating margin it produces. The
Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. Management reviews and evaluates the operations of three main segments--Onshore operations, Offshore operations and Fort Cobb operations.

          During 2005, the Company sold its four-inch gathering line and three-inch injection line as well as the Orginial Madisonville Agreements ("the
Sold Assets"), all of which were part of the Company's Madisonville Pipeline
Facility. The Company presented the operating results of those assets in the accompanying consolidated statements of operations and cash flows for the three months ended March 31, 2005 as discontinued operations. The amounts for that period presented below have been adjusted to remove the operating results of the Sold Assets and to reflect those amounts seperately as discontinued operations.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Total Operations
                                                             Three Months Ended March 31,
                                                       ------------------------------------------
                                                             2006                    2005
                                                       -----------------       ------------------
       Revenues..................................         $2,744,370              $2,108,355
       Operating margin..........................            564,981                 392,188
       Depreciation and amortization.............            133,239                 153,927

          Operating margins for the three months ended March 31, 2006 increased
$173,000 compared to the same period of the prior year. Onshore operating margin increased $134,000, Offshore operating margins increased $99,000, and Fort Cobb operating margins decreased by $60,000. These segments are discussed individually below in greater detail.

Onshore Operations
                                                             Three Months Ended March 31,
                                                       ------------------------------------------
                                                             2006                    2005
                                                       -----------------       ------------------
        Revenues.................................         $1,857,656              $1,273,646
        Operating margin.........................            259,488                 125,286
        Depreciation and amortization............             66,221                  68,386

         Operating margins for onshore operations increased in the first quarter by $134,000 from the same period of the prior year. The increase was mainly due to increased throughput volumes at the Company's Waxahachie and Madisonville pipeline facilities.




Offshore Operations
                                                              Three Months Ended March 31,
                                                       -------------------------------------------
                                                             2006                     2005
                                                       -----------------       -------------------
        Revenues..................................         $346,556                $236,953
        Operating margin..........................          274,093                 175,052
        Depreciation and amortization.............           37,694                  37,694

          Operating margins for offshore operations increased in the first quarter by $99,000 from the same period of the prior year. This increase is due to an increase of 6,800 MMbtu per day on the Company's Pirates' Beach system.

                                       14



Fort Cobb Operations
                                                              Three Months Ended March 31,
                                                       -------------------------------------------
                                                             2006                     2005
                                                       -----------------       -------------------
        Revenues.................................           $540,158                $597,756
        Operating margin.........................             31,400                  91,850
        Depreciation and amortization............             29,324                  47,847

          Operating margins for Fort Cobb operations decreased in the first quarter by $60,000 from the same period of the prior year due to reduction in sales volumes. This decrease is in part due to a warmer than average three-month period effecting both volumes sold and purchased. On March 31, 2006, the Company filed with the Oklahoma Corporation Commission a Notice of Intent to file an application for a general rate change. The application will be filed on or after May 15, 2006.

Discontinued Operations

          Effective July 27, 2005, Gateway Pipeline Company and Gateway
Processing Company, wholly owned subsidiaries of the Company, sold their four-inch gathering line and three-inch injection line as well as the Original
Madisonville Agreements to a third party buyer for approximately $2.7 million.
The Company retained the ten-inch sales line connected to the Madisonville
Pipeline Facility and became a transporter of gas from the Madisonville Plant to the sales point. Due to the sale of these facilities, the operations of the Madisonville Pipeline Facility has been reported as a discontinued operation.
Accordingly, prior period financial statement amounts have been adjusted to give effect to this disposition as a discontinued operation. Interest has been allocated to this discontinued operation based on the debt amounts directly attributable to and secured by the underlying assets disposed in accordance with Emerging Issue Task Force 87-24 "Allocation of Interest to Discontinued
Operations." For the three months ended March 31, 2005, the amount of interest allocated to discontinued operations was $76,618.

     Following are the results of operations of the Madisonville pipeline facility for the three months ended March 31, 2005:

              Operating revenues (1)................ $   4,039,410
              Operating costs and expenses (2)......     3,832,176
              Other expenses, net (3)...............        78,075
                                                     -------------
              Income from discontinued
                  operations, net of taxes.......... $     129,159
                                                     =============
              Basic and diluted income per share
                  from discontinued
                  operations........................ $        0.01
                                                     =============
              Weighted average number of
                  common shares outstanding:
              Basic and diluted...................      16,432,232


(1) Operating revenues were $4,039,410 for the three months ended March 31, 2005. This revenue stream contains gas sales from the gas purchased from the Madisonville producer and the price upside revenue received when the market price of the gas that the Company receives is in excess of certain contract minimum prices.

(2)  Operating costs and expenses were $3,832,176 for the three months ended
     March 31, 2005. This cost is comprised of the gas purchased at the well head from the Madisonville purchaser and other operating expenses.

(3) Other expenses were $78,075 for the three months ended March 31, 2005. This cost is attributable to the 15% guaranteed return to ADAC as a result of the guarantee that ADAC provided on the $900,000 Balloon Note that is extinguished upon their conversion of the ADAC guarantee into a 33.33% interest in the Madisonville project just prior to closing of the final funding, interest expense on the debt associated with the Madisonville pipeline facility, as well as depreciation expense.

                                       15

Operations Support

          General and administrative expenses for the quarter increased by $56,000 compared to 2005, primarily due to increased insurance expense and increased wages and salaries, partially offset by a decrease in consulting and legal fees, which includes a $42,800 write-off of an accounts payable which management determined is no longer owed. The increase in salaries was due to the hiring of a CEO and CFO of the Company during the second quarter of 2005.

          Interest income fluctuates directly with the average amount of cash on deposit.

          Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement.

Liquidity and Capital Resources

          Going forward, the Company's strategy is to maximize the potential of currently owned properties, to construct new treating facilities and related pipeline systems, and to acquire properties that meet its economic performance hurdles. Until we are able to successfully raise additional growth capital, we will execute our growth strategy through strategic alliances. Also, any currently owned properties are subject to sale under the right circumstances (valuation and timing) if the Company believes that the proceeds from any such sale could be effectively redeployed.

          The Company is actively seeking additional outside capital to allow it to accelerate the implementation of its growth strategy. Such new capital may take any of several forms. If we are successful raising new capital, then we believe the resultant projects will yield greater results to the Company in less time.

          There is no guarantee that we will be able to raise outside capital or be able to sell assets on terms favorable to the Company. Without a significant infusion of new capital, we believe we can finance the construction of new facilities and generate new cash flows to the Company, but at a pace that can be supported by cash flows and our existing financing agreements.

          The Company has available cash of $1,015,640 at March 31, 2006.

          Net cash provided by operating activities totaled $229,000 for the three months ended March 31, 2006, compared to $193,000 during the same period of the previous year.

          Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally generated funds and available cash and bank borrowings as needed. The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

          Fort Cobb's revolving credit agreement provides for maximum available borrowings of up to $250,000 through September 16, 2006. Principal outstanding under the agreement accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at March 31, 2006 was 8%, however, it was increased on April 1, 2006 to 9% due to the rise in the bank's prime rate index. The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt were capitalized as deferred loan costs and are being charged to interest expense ratably over the maturity period of the note. Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company. The Company had $174,000 of available borrowings under this agreement as of March 31, 2006.

          Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank. Principal outstanding under the note accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at March 31, 2006 was 8%, however, it was increased on April 1, 2006 to 9% due to the rise in the bank's prime rate index. The note requires monthly principal and interest payments of approximately $13,000, with the balance under the note due June 1, 2008. Costs of obtaining this debt are being charged to interest expense ratably over the term of the note. Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and the Company used the proceeds for general corporate purposes.

          Effective March 2003, Fort Cobb borrowed $57,900 from a bank to buy three replacement service vehicles. The note requires monthly principal and interest payments of $1,387, including interest at 6.99%, and matures on March 25, 2007.

          In October 2005, in connection with the settlement of a dispute with Michael Fadden, the Company executed a trade note for $96,000, bearing no interest, payable in twenty-four monthly installments of $4,000. The note is secured by a letter of credit. Interest expense is being recognized over the life of the note at an imputed rate of 10% and will be paid in full on October 1, 2007.

          At March 31, 2006, the Company's long-term debt to total capitalization was approximately 7%.

          At March 31, 2006, the Company had outstanding letters of credit totaling $1,388,000.

          Natural gas prices as represented by the NYMEX Henry Hub index averaged $7.50 and $5.69 for the three months ended March 31, 2006 and 2005. The Company's operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements. However, natural gas prices can affect exploration and development which can result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

          The Company has no off-balance sheet arrangements at March 31, 2006; however, see Note 6 to the consolidated financial statements regarding Commitments and Contingencies.


Subsequent Events

          The Company's former Chief Financial Officer filed a claim with the American Arbitration Association on December 29, 2004, pursuant to the Employment Agreement by and between him and the Company. On March 3, 2006, an arbitrator issued an order in this case favorable to the Company. On March 31, 2006, the Plantiff filed a motion to reconsider to have the arbitrator reevaluate the case. On April 14, 2006 the Company filed it's response to the Plantiff's motion for reconsideration of the ruling. The arbitrator has indicated that a ruling on the reconsideration order will be made by May 31, 2006.

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

          An evaluation of he Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934 was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (1) accumulated and communicated to the Company's management in a timely manner, and (2) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

          There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

                                     Part II
                                     -------


Item 1.       Legal Proceedings
              -----------------

          The Company's former Chief Financial Officer filed a claim with the American Arbitration Association on December 29, 2004, pursuant to the Employment Agreement by and between him and the Company. On March 3, 2006, an arbitrator issued an order in this case favorable to the Company. On March 31, 2006, the Plantiff filed a motion to reconsider to have the arbitrator reevaluate the case. On April 14, 2006 the Company filed it's response to the Plantiff's motion for reconsideration of the ruling. The arbitrator has indicated that a ruling on the reconsideration order will be made by May 31, 2006.


Item 2.       Unregistered Sales of Securities and Use of Proceeds
              ----------------------------------------------------

              None

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

                                   SIGNATURES


In accordance with to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



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

        May 12, 2006
-----------------------------
(Date)