Form 10QSB
period 2006-06-30
GATEWAY ENERGY CORP/NE
filed 2006-08-11
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________to __________

                           Commission File No. 0-6404


                           GATEWAY ENERGY CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                      44-0651207
 ------------------------------           -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

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

As of August 2, 2006, the Issuer had 17,130,937 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                   -----   -----

                                   FORM 10-QSB

                                     Part I
                                     ------


Item  1. Financial Statements
         --------------------
                                                                            Page
                                                                            ----

          Unaudited Consolidated Balance Sheet
              as of June 30, 2006                                            3

          Unaudited Consolidated Statements of Operations
              for the three months and six months ended June 30, 2006
              and June 30, 2005                                              4

          Unaudited Consolidated Statements of Cash Flows
              for the six months ended June 30, 2006
              and June 30, 2005                                              5

          Notes to Unaudited Consolidated Financial Statements               6

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2006
(Unaudited)



ASSETS
Current Assets
   Cash and cash equivalents ...................................   $  1,060,038
   Restricted cash .............................................         65,802
   Trade accounts receivable ...................................      1,006,446
   Inventories, at average cost ................................         44,943
   Prepaid expenses and other assets ...........................        107,576
                                                                   ------------
        Total current assets ...................................      2,284,805
                                                                   ------------

Property and Equipment, at cost
   Gas gathering, processing and transportation ................     10,126,011
   Office furniture and other equipment ........................        836,926
                                                                   ------------
                                                                     10,962,937
   Less accumulated depreciation and amortization ..............     (4,829,972)
                                                                   ------------
                                                                      6,132,965
                                                                   ------------
Other Assets
   AET license, net of accumulated amortization of $192,959 ....        228,091
   Other .......................................................        101,062
                                                                   ------------
                                                                        329,153
                                                                   ------------
        Total assets ...........................................   $  8,746,923
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ............................................   $    754,517
   Accrued expenses and other liabilities ......................        254,103
   Note payable ................................................        231,978
   Current maturities of long-term debt ........................        191,243
   Current maturities of capital lease .........................         13,816
                                                                   ------------
        Total current liabilities ..............................      1,445,657
                                                                   ------------

Future asset retirement obligations ............................        355,944
Long-term debt, less current maturities ........................        181,544
Long-term capital lease, less current maturities ...............         54,842
Minority interest payable ......................................        850,039

Commitments and contingencies ..................................           --

Stockholders' Equity
   Preferred stock - $1.00 par value; 10,000 shares authorized;
      no shares issued and outstanding .........................           --
   Common stock - $0.25 par value; 35,000,000 shares authorized;
      17,130,937 shares issued and outstanding .................      4,282,732
   Additional paid-in capital ..................................     16,143,578
   Accumulated deficit .........................................    (14,567,413)
                                                                   ------------
        Total stockholders' equity .............................      5,858,897
                                                                   ------------
        Total liabilities and stockholders' equity .............   $  8,746,923
                                                                   ============


   The accompanying notes are an integral part of these financial statements.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                        ---------------------------    ----------------------------
                                                            2006            2005            2006            2005
                                                        -----------     -----------    ------------    ------------
Operating revenues
    Sales of natural gas ...........................    $ 1,914,573     $ 1,700,198    $  4,194,723    $  3,557,998
    Transportation of natural gas and liquids ......        458,210         366,148         882,730         579,339
    Treating and other .............................         49,878          50,221          89,578          87,587
                                                       ------------    ------------    ------------    ------------
                                                          2,422,661       2,116,567       5,167,031       4,224,924
                                                       ------------    ------------    ------------    ------------
Operating costs and expenses
    Cost of natural gas purchased ..................      1,582,244       1,448,677       3,496,315       2,962,768
    Operation and maintenance ......................        287,007         231,766         552,325         433,844
    Depreciation and amortization ..................        127,152         125,604         260,391         279,533
    Accretion expense ..............................          6,156           5,745          12,311          11,488
    General and administrative .....................        335,288         323,218         717,004         649,221
                                                       ------------    ------------    ------------    ------------
                                                          2,337,847       2,135,010       5,038,346       4,336,854
                                                       ------------    ------------    ------------    ------------
Operating income (loss) ............................         84,814         (18,443)        128,685        (111,930)

Other income (expense)
    Interest income ................................          6,769             238          13,520             540
    Interest expense ...............................        (12,499)        (25,464)        (24,214)        (50,914)
    Other income (expense), net ....................         (3,415)          4,608          (1,390)         15,274
    Minority interest ..............................        (25,609)           --           (39,456)           --
                                                       ------------    ------------    ------------    ------------
                                                            (34,754)        (20,618)        (51,540)        (35,100)
                                                       ------------    ------------    ------------    ------------
Income (loss) from continuing operations before
    income taxes and discontinued operations .......         50,060         (39,061)         77,145        (147,030)
Income tax expense .................................           --              --              --              --
                                                       ------------    ------------    ------------    ------------
Income (loss) from continuing operations ...........         50,060         (39,061)         77,145        (147,030)

Income from discontinued operations, net of taxes ..           --           138,460            --           267,619
                                                       ------------    ------------    ------------    ------------
Net income .........................................   $     50,060    $     99,399    $     77,145    $    120,589
                                                       ------------    ------------    ------------    ------------

Basic and diluted income per share
    Continuing operations ..........................   $       --      $       --      $       --      $      (0.01)
    Discontinued operations ........................           --              0.01            --              0.02
                                                       ------------    ------------    ------------    ------------

    Net income (loss) ..............................   $       --      $       0.01    $       --      $       0.01
                                                       ============    ============    ============    ============

Weighted average number of common shares outstanding
    Basic ..........................................     17,130,937      16,796,819      17,130,937      16,615,533
    Diluted ........................................     17,163,992      16,796,819      17,154,959      16,615,533


                      The accompanying notes are an integral part of these financial statements

                                                         4



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                                               Six Months Ended June 30,
                                                                              --------------------------
                                                                                  2006           2005
                                                                              -----------    -----------
Cash flows from operating activities - continuing operations Continuing operations:
   Net income (loss) from continuing operations ...........................   $    77,145    $  (147,030)
   Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
      Depreciation and amortization .......................................       260,391        279,533
      Minority interest ...................................................        25,609           --
      Stock option compensation expense ...................................         4,434           --
      Accretion expense ...................................................        12,311         11,488
      Amortization of deferred loan cost ..................................         8,545           --
      Net gain on sale of property ........................................        (1,504)          --
      Change in operating assets and liabilities:
         Trade accounts receivable ........................................       453,813         16,773
         Inventories, at average cost .....................................        (2,645)        (1,026)
         Prepaid expenses and other assets ................................       (98,353)       (19,856)
         Accounts payable .................................................      (482,027)       437,344
         Accrued expenses and other liabilities ...........................       (21,863)        20,394
                                                                              -----------    -----------
              Net cash provided by operating activities ...................       235,856        597,620
                                                                              -----------    -----------

Cash flows from investing activities - continuing operations
      Capital expenditures ................................................       (67,705)       (16,556)
      Proceeds from sale of property ......................................         2,200           --
      Other assets ........................................................        (6,739)         1,479
              Net cash used in investing activities .......................       (72,244)       (15,077)
                                                                              -----------    -----------

Cash flows from financing activities - continuing operations
      Payments on borrowings ..............................................       (73,421)      (100,801)
      Proceeds from borrowings ............................................       167,978           --
      Proceeds from exercise of stock options .............................          --           13,684
      Proceeds from issuance of common stock ..............................          --           60,000
      Restricted cash for letter of credit, net ...........................        (1,261)          --
      Deferred financing costs ............................................       (51,087)          --
      Distributions to minority partner ...................................       (11,588)          --
              Net cash used in financing activities .......................        30,621        (27,117)
                                                                              -----------    -----------

Net increase in cash and cash equivalents from continuing operations ......       194,233        555,426

Discontinued operations:
   Net cash provided by discontinued operating activities .................          --          325,482
   Net cash provided by discontinued investing activities .................          --             --
   Net cash used in discontinued financing activities .....................          --         (543,875)
                                                                              -----------    -----------

Net decrease in cash and cash equivalents from discontinued operations ....          --         (218,393)

Cash and cash equivalents at beginning of period ..........................       865,805        176,292
                                                                              -----------    -----------
Cash and cash equivalents at end of period ................................   $ 1,060,038    $   513,325
                                                                              ===========    ===========
Supplemental Disclosures of Cash Flow Information:
      Cash paid for interest ..............................................   $    21,850    $   113,654
                                                                              ===========    ===========


                The accompanying notes are an integral part of these financial statements.

                                                     5

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2006
(Unaudited)


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

         In the following discussion, "Mcf" refers to thousand cubic feet of natural gas; "Mmcf" refers to million cubic feet of natural gas; "Bbl" refers to barrel of liquid hydrocarbons of approximately 42 U.S. gallons; "Btu" refers to British thermal unit, a common measure of the energy content of natural gas; "MMBtu" refers to one million British thermal units. "Mcfe" refers to thousand cubic feet equivalent. Liquid hydrocarbons are converted to Mcf equivalents using the ratio of 1.0 barrel of liquid hydrocarbons to 6.0 Mcf of natural gas.

(2)      Summary of Significant Accounting Policies

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows. Certain reclassifications have been made to the prior period statements to be consistent with the current presentation.

Principles of Consolidation

         The Company consolidates the financial statements of its majority owned and wholly owned subsidiaries which includes the accounts of Gateway Energy Corporation and its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb Fuel Authority, L.L.C., Gateway Processing Company, and Gateway-ADAC Pipeline, L.L.C., of which the Company has a 67% ownership. The portion not owned by the Company is recorded as minority interest. All significant intercompany transactions have been eliminated in consolidation. The financial statements for 2005 have been adjusted to give effect to the disposition of the Madisonville pipeline facilities as a discontinued operation (see Note 4). The corresponding notes to the financial statements, where appropriate, have been adjusted to correspond to this presentation.

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

Property and Equipment

         Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the six months ended June 30, 2006, property and equipment included $100,000 of equipment financed under a capital lease, net of

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2006
(Unaudited)



$10,278 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

         For the three and six months ended June 30, 2006 and 2005, depreciation expense was $119,976 and $118,428 and $246,039 and $265,181, respectively.

         Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There have been no impairments of long-lived assets required during the six months ended June 30, 2006.

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations"(discussed below) during the year ended December 31, 2003, and accordingly provides for the future asset retirement obligations related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability. The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the six months ended June 30, 2006 and 2005:

                                             Six Months Ended June 30,
                                            --------------------------
                                               2006            2005
                                            ----------     -----------

                 Beginning balance          $  343,633     $   320,657
                 Accretion                      12,311          11,488
                                            ----------     -----------
                 Ending balance             $  355,944     $   332,145
                                            ----------     -----------


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

Income Taxes

         The Company has no current tax provision for the three and six months ended June 30, 2006 because the Company has utilized existing net operating loss carryforwards and has concluded that the tax benefits related to remaining net operating loss carryforwards may not be realized in future periods and are therefore fully reserved in the accompanying financial statements. The Company has no current tax provision for the three and six months ended June 30, 2006 and 2005 because the Company used net operating loss carry-forwards to offset pretax financial income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2006
(Unaudited)


enacted tax rates expected to apply when these differences reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that they will not be realized. The deferred tax provision is the result of changes in deferred tax assets and liabilities.


Earnings Per Share

         Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.
Diluted earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.
Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive. For the three and six months ended June 30, 2005, the diluted loss per common share is the same as basic loss per share since the effect of 1,388 and 13,180 potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive. Earnings per common share were computed as follows:


                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                 ---------------------------    ---------------------------
                                                     2006           2005            2006           2005
                                                 ------------   ------------    ------------   ------------
Weighted average number of common shares
    outstanding ..............................     17,130,937     16,796,819      17,130,937     16,615,533
Effect of dilutive securities ................         33,055          1,388          24,022         13,180
                                                 ------------   ------------    ------------   ------------
Weighted average dilutive common shares
    outstanding ..............................     17,163,992     16,798,207      17,154,959     16,628,713
                                                 ============   ============    ============   ============

Income (loss) from continuing operations .....   $     50,060   $    (39,061)   $     77,145   $   (147,030)
Income from discontinued operations, net of
    taxes ....................................           --          138,460            --          267,619
                                                 ------------   ------------    ------------   ------------
Net income ...................................   $     50,060   $     99,399    $     77,145   $    120,589
                                                 ============   ============    ============   ============

Basic and diluted earnings per common
     share:...................................
     Continuing operations ...................   $       --     $       --      $       --     $      (0.01)
     Discontinued operations .................           --             0.01            --             0.02
                                                 ------------   ------------    ------------   ------------
     Net income ..............................   $       --     $       0.01    $       --     $       0.01
                                                 ============   ============    ============   ============


Accounting Pronouncements and Recent Regulatory Developments

            In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109 ("FIN
48"), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is "more-likely-than-not" of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the "more-likely-than-not" threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

                                       8



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2006
(Unaudited)


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

         Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based
Payment" ("SFAS No.123R") utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123R, we accounted for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized no compensation expense for employee stock option grants. The options generally vest ratably over three years and expire between five and ten years.

         Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the three months and six months ended June 30, 2006 includes compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

         As a result of SFAS No. 123R, compensation cost related to non-qualified stock options recognized was $4,434 for the three months and six months ended June 30, 2006. We view all awards of stock based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the award on a straight-line basis over the life of the award.

         For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period.
The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to its stock-based employee compensation for the three months and six months ended June 30, 2005:

                                                                Three Months      Six Months Ended
                                                               Ended June 30,         June 30,
                                                                    2005                2005
                                                                ------------        ------------
           Net income- as reported..........................    $     99,399        $    120,589
           Add (deduct) stock based compensation expense
             recognized, net of refunded taxes..............            --                  --
           Deduct stock-based employee compensation expense
             determined under fair value based method for all
             awards, net of related taxes...................          (1,025)             (2,725)
                                                                ------------        ------------
           Net income- pro forma............................    $     98,374        $    117,864
                                                                ============        ============

           Basic and diluted net income per share - as
             reported.......................................    $       0.01        $       0.01
                                                                ============        ============

                                                 9



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2006
(Unaudited)


         We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. During the three months and six months ended June 30, 2006, there were no stock options exercised. In addition, we receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant.

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

         The following weighted-average assumptions were used in deteriming the fair value of stock options granted during the six months ended June 30, 2006 and 2005, under the Black-Sholes model:

                                                           2006         2005
                                                         --------     --------
              Risk-free interest rate (%)............      4.81          --
              Dividend yield (%).....................       --           --
              Expected volatility (%)................        83          --
              Option life (years)....................      5.00          --


         The expected term has been calculated using the Securities and Exchange
Commission Staff's shortcut approach from Staff Accounting Bulletin No. 107. We have analyzed historical volitility and based on an analysis of all relevant factors use a three-year period to estimate expected volatility of our stock option grants.

         At June 30, 2006, there was $46,263 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of three years.

         The following table represents stock option activity for the six months ended June 30, 2006:

                                                                                   Weighted          Intrinsic
                                                                Weighted           Average           Value of
                                                                Average          Contractual      Options as of
                                                                Exercise           Terms (in          June 30,
                                                 Shares          Price              years)             2006
                                                ---------      ---------          ---------          ---------
Options outstanding, beginning of period..       527,416         $0.46              3.98                --
Options granted...........................       200,000          0.36              4.90                --

Options exercised or canceled.............          --             --                --                 --
                                                --------
Options outstanding, end of period........       727,416         $0.44              3.87                --
                                                ========
Options exercisable, end of period........       524,083         $0.47              3.46                --
                                                ========


         The weighted-average grant-date fair value of options granted was $0.17 for the three months and six months June 30, 2006. The fair value of options vested in the six month period ended June 30, 2006 was $754.

                                       10

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2006
(Unaudited)


(4) Acquisitions and Divestitures

         Effective July 27, 2005, Gateway Pipeline Company and Gateway Processing Company, wholly owned subsidiaries of the Company, sold the four-inch gathering line and three-inch injection line as well as the Processing Agreement contained in the First Amended and Restated Master Agreement dated February 5, 2003, all of which was part of the Company's Madisonville Pipeline Facility to a third party buyer for approximately $2.7 million. The Company retained the ten-inch sales line connected to the Madisonville Pipeline Facility and became a transporter of gas from the Madisonville Plant to the sales point. Due to the sale of these facilities, the operations of the Madisonville Pipeline Facility has been reported as a discontinued operation. Accordingly, prior period financial statement amounts have been adjusted to give effect to this disposition as a discontinued operation.


(5)      Debt

Note Payable

         Fort Cobb's revolving credit agreement provides for maximum available borrowings of up to $250,000 through September 16, 2006. Principal outstanding under the agreement accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at June 30, 2006 was 9%. The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt were capitalized as deferred loan costs and are being charged to interest expense ratably over the maturity period of the note. Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company. The Company had $18,022 of available borrowings under this agreement as of June 30, 2006.



Long-term Debt

         Long-term debt at June 30, 2006 consisted of the following:

                  Term note - Fort Cobb                   $  276,499
                  Term note - Fort Cobb vehicles              41,560
                  Trade note payable                          54,728
                                                          ----------
                                                             372,787
                  Less current maturities                   (191,243)
                                                          ----------
                                                          $  181,544
                                                          ==========


Term Note - Fort Cobb

         Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank. Principal outstanding under the note accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at June 30, 2006 was 9%. The note requires monthly principal and interest payments of approximately $13,000, with the balance under the note due June 1, 2008. Costs of obtaining this debt are being charged to interest expense ratably over the term of the note. Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and the Company used the proceeds for general corporate purposes.

Term Note - Fort Cobb Vehicles

         Effective March 2003, Fort Cobb borrowed $57,900 from a bank to buy three replacement service vehicles. The note requires monthly principal and interest payments of $1,387, including interest at 6.99%, and matures on March 25, 2007. On June 21, 2006, Fort Cobb purchased and financed a new vehicle. In doing this, Fort Cobb rolled the remaining balance of the March 2003 loan, which was $13,622, into a new note. This note requires monthly principal and interest payments of $1,331, including interest at 7.49%, and matures on May 25, 2009.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2006
(Unaudited)



Trade Note Payable

         Effective in October 2005, in connection with the Settlement and Release Agreement with Michael Fadden, the Company's former Chief Executive Officer and President, the Company executed a trade note for $96,000, bearing no interest, payable in twenty-four monthly installments of $4,000. The note is secured by a letter of credit. Interest expense is being recognized over the life of the note at an imputed rate of 10%; accordingly, the obligation was initially recorded at its present value of $86,683 in the accompanying balance sheet. The balance at June 30, 2006 is $54,728.

Letters of Credit

         As of June 30, 2006, the Company had outstanding letters of credit totaling $1,388,000.

(6)      Commitments and Contingencies

         We are involved in litigation from time to time in the ordinary course of our business. We do not believe that the outcome of any such pending or threatened litigation will have a material adverse effect on our financial condition or results of operations. However, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that unpredictable decisions adverse to the Company could be reached.

(7)      Related Party Transactions

         None.

(8)      Segment Disclosures

         All of the Company's operations are in the domestic U.S., including the Gulf of Mexico in Texas and federal waters. The Company's management reviews and evaluates separately the operations of three main segments--Onshore Operations, Offshore Operations and Fort Cobb Operations. Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance. Onshore Operations include natural gas gathering, transportation and distribution activities in Texas and Oklahoma. Offshore Operations include natural gas and liquid hydrocarbon gathering and transportation activities in the Gulf of Mexico, in Texas and in federal waters. The principal markets for the Onshore segment are affiliates of large intrastate and interstate pipeline companies and industrial customers, and for the Offshore segment they are affiliates of large intrastate and interstate pipeline companies. Fort Cobb Operations are comprised of a local natural gas distribution company in Oklahoma. This segment supplies natural gas to approximately 1,800 customers, principally for irrigation and crop drying fuel for farming cooperatives and residential fuel.

         The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements. The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses. Such amounts are before general and administrative expense, depreciation, interest income or expense or income taxes. Inter-segment sales of approximately $132,000 and $174,000 were eliminated during consolidation for the three months ended June 30, 2006 and 2005. Inter-segment sales of approximately $463,000 and $546,000 were eliminated during consolidation for the six months ended June 30, 2006 and 2005.

         Summarized financial information of the Company's reportable segments, and a reconciliation of operating margin to consolidated net income, is presented below:



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2006
(Unaudited)



                                        Three Months Ended            Six Months Ended
                                          Three June 30,                  June 30,
                                       2006           2005           2006           2005
                                    -----------    -----------    -----------    -----------
          Onshore Operations
Revenues ........................   $ 1,824,554    $ 1,500,080    $ 3,682,210    $ 2,773,726
Operating margin ................       337,508        180,666        596,997        305,953
Depreciation and amortization ...        62,059         67,580        128,283        135,967
Interest expense ................         3,615          9,428          5,544         20,568
Capital expenditures ............           346           --            9,943          6,747
Total assets ....................     5,461,355      5,418,890      5,461,355      5,418,890

          Offshore Operations
Revenues ........................   $   355,634    $   402,909    $   702,190    $   639,863
Operating margin ................       259,729        327,747        533,821        502,800
Depreciation and amortization ...        37,948         37,692         75,639         75,387
Capital expenditures ............        25,331           --           25,331           --
Total assets ....................     1,462,611      1,491,762      1,462,611      1,491,762

         Fort Cobb Operations
Revenues ........................   $   242,473    $   213,578    $   782,631    $   811,335
Operating margin ................       (43,827)       (72,289)       (12,427)        19,559
Depreciation and amortization ...        27,145         20,332         56,469         68,179
Interest expense ................         8,884         16,036         18,670         30,346
Capital expenditures ............        31,628          1,795         32,431          9,809
Total assets ....................     1,822,957      1,777,812      1,822,957      1,777,812


                 Total
Revenues ........................   $ 2,422,661    $ 2,116,567    $ 5,167,031    $ 4,224,924
Operating margin ................       553,410        436,124      1,118,391        828,312
Depreciation and amortization ...       127,152        125,604        260,391        279,533
Interest expense ................        12,499         25,464         24,214         50,914
Capital expenditures ............        57,305          1,795         67,705         16,556
Total assets ....................     8,746,923      8,688,464      8,746,923      8,688,464

     Reconciliation to net income
Operating margin ................   $   553,410    $   436,124    $ 1,118,391    $   828,312
Less:
  Depreciation and amortization .       127,152        125,604        260,391        279,533
  Accretion expense .............         6,156          5,745         12,311         11,488
  General and administrative ....       335,288        323,218        717,004        649,221
  Interest expense ..............        12,499         25,464         24,214         50,914
  Minority interest .............        25,609           --           39,456           --
Plus:
  Interest income ...............         6,769            238         13,520            540
  Other income, net .............        (3,415)         4,608         (1,390)        15,274
  Discontinued operations .......          --          138,460           --          267,619
                                    -----------    -----------    -----------    -----------
Net income ......................   $    50,060    $    99,399    $    77,145    $   120,589
                                    ===========    ===========    ===========    ===========

                                             13

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

         Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount. There was no impairment required as of June 30, 2006.

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

Results of Operations

General

         The Henry Hub closing index price for natural gas during the six months ended June 30, 2006 averaged $7.15 per MMBtu, compared to $5.84 for the same period of the prior year. In the accompanying financial statements, the Company's revenues from sales of natural gas, along with the cost of natural gas purchased, increased proportionately from prior year levels. Because the Company buys and sells gas under "back-to-back" purchase and sale contracts designed to minimize commodity price risk, the Company's net operating margin is relatively insensitive to fluctuations in the market price of gas. Accordingly, the Company evaluates each of its activities based on the operating margin it produces. The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. Management reviews and evaluates the operations of three main segments--Onshore operations, Offshore operations and Fort Cobb operations.

         During 2005, the Company sold its four-inch gathering line and three-inch injection line as well as the Orginial Madisonville Agreements ("the Sold Assets"), all of which were part of the Company's Madisonville Pipeline Facility. The Company presented the operating results of those assets in the accompanying consolidated statements of operations and cash flows for the three months and six months ended June 30, 2005 as discontinued operations. The amounts for that period presented below have been adjusted to remove the operating results of the Sold Assets and to reflect those amounts seperately as discontinued operations.



Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Total Operations
                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                        2006             2005
                                                     ----------       ----------
       Revenues..................................    $2,422,661       $2,116,567
       Operating margin..........................       553,410          436,124
       Depreciation and amortization.............       127,152          125,604

         Operating margins for the three months ended June 30, 2006 increased $117,000 compared to the same period of the prior year. Onshore operating margin increased $157,000, Fort Cobb operating margins increased $28,000, and Offshore operating margins decreased by $68,000. These segments are discussed individually below in greater detail.

Onshore Operations
                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                         2006            2005
                                                     ----------       ----------
        Revenues.................................    $1,824,554       $1,500,080
        Operating margin.........................       337,508          180,666
        Depreciation and amortization............        62,059           67,580

         Operating margins for onshore operations increased in the second quarter of 2006 by $157,000 from the same period of the prior year. The increase was mainly due to increased throughput volumes at the Company's Waxahachie distribution system and Madisonville pipeline.

Offshore Operations
                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                        2006             2005
                                                     ----------       ----------
        Revenues..................................   $  355,634       $  402,909
        Operating margin..........................      259,729          327,747
        Depreciation and amortization.............       37,948           37,692

         Operating margins for offshore operations decreased in the second quarter of 2006 by $68,000 from the same period of the prior year. The decrease was primarily due to declines in natural gas and liquids volumes transported through the Company's Pirates' Beach and Shipwreck systems as well as an increase in operating expenses due to maintenance at the Shipwreck platform. Offshore volumes fluctutate significantly based upon well production levels of a relatively small number of wells which can be impacted by maintenance, weather, and drilling activities.

Fort Cobb Operations
                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                       2006             2005
                                                    ----------       ----------
        Revenues.................................   $  242,473       $  231,578
        Operating loss...........................      (43,827)         (72,289)
        Depreciation and amortization............       27,145           20,332

         Operating loss for Fort Cobb operations deceased in the second quarter of 2006 by $28,000 from the same period of the prior year due to an increase in sales volumes. This increase is in part due to the prewatering of crops by irrigation customers. On May 30, 2006, the Company filed with the Oklahoma Corporation Commission ("OCC") an Application for a Change or Modification in the Rates, Charges and Tariffs. The Company is requesting a 12.5% return on the rate base, which, if received in full, the Company estimates could result in a $550,000 increase in revenue on an annual basis. The regulatory process is expected to take up to six months, with OCC approval required prior to the Company implementing any rate increase.

Discontinued Operations

         Effective July 27, 2005, Gateway Pipeline Company and Gateway Processing Company, wholly owned subsidiaries of the Company, sold their four-inch gathering line and three-inch injection line as well as the Original Madisonville Agreements to a third party buyer for approximately $2.7 million. The Company retained the ten-inch sales line connected to the Madisonville Pipeline Facility and became a transporter of gas from the Madisonville Plant to the sales point. Due to the sale of these facilities in 2005, the operations of the Madisonville Pipeline Facility has been reported as a discontinued operation. Accordingly, the 2005 financial statement amounts have been adjusted to give effect to this disposition as a discontinued operation. Interest has been allocated to this discontinued operation based on the debt amounts directly attributable to and secured by the underlying assets disposed in accordance with Emerging Issue Task Force 87-24 "Allocation of Interest to Discontinued Operations." For the three months ended June 30, 2005, the amount of interest allocated to discontinued operations was $73,576.

     Following are the results of operations of the Madisonville pipeline facility for the three months ended June 30, 2005:

              Operating revenues (1)................  $ 4,012,473
              Operating costs and expenses (2)......    3,798,979
              Other expenses, net (3)...............       75,034
                                                      -----------
              Income from discontinued
                  operations, net of taxes..........  $   138,460
                                                      ===========
              Basic and diluted income per share
                  from discontinued operations......  $      0.01
                                                      ===========
              Weighted average number of
                  common shares outstanding:
              Basic and diluted...................     16,796,819


     (1) Operating revenues were $4,012,473 for the three months ended June 30, 2005. This revenue stream contains gas sales from the gas purchased from the Madisonville producer and the price upside revenue received when the market price of the gas that the Company receives is in excess of certain contract minimum prices.

     (2) Operating costs and expenses were $3,798,979 for the three months ended June 30, 2005. This cost is comprised of the gas purchased at the well head from the Madisonville purchaser and other operating expenses.

     (3) Other expenses were $75,034 for the three months ended June 30, 2005. This cost is attributable to the 15% guaranteed return to ADAC as a result of the guarantee that ADAC provided on the $900,000 Balloon Note that is extinguished upon their conversion of the ADAC guarantee into a 33.33% interest in the Madisonville project just prior to closing of the final funding, interest expense on the debt associated with the Madisonville pipeline facility, as well as depreciation expense.

Operations Support

         General and administrative expenses for the quarter increased by $12,000 compared to 2005, primarily due to increased insurance expense and increased expenses due to the annual meeting and annual report being held and prepared in May 2006 versus September 2005, partially offset by a decrease in accounting and auditing charges and legal fees, which includes a $101,000 negotiated reduction of legal fees from prior periods.

         Interest income fluctuates directly with the average amount of cash on deposit.

         Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Total Operations
                                                       Six Months Ended June 30,
                                                     ---------------------------
                                                        2006             2005
                                                     ----------       ----------
       Revenues..................................    $5,167,031       $4,224,924
       Operating margin..........................     1,118,391          828,312
       Depreciation and amortization.............       260,391          279,533

         Operating margins for the six months ended June 30, 2006 increased $290,000 compared to the same period of the prior year. Onshore operating margin increased $291,000, Offshore operating margins increased $31,000, and Fort Cobb's operating margins decreased by $32,000. These segments are discussed individually below in greater detail.

Onshore Operations
                                                      Six Months Ended June 30,
                                                     ---------------------------
                                                        2006             2005
                                                     ----------       ----------
        Revenues.................................    $3,682,210       $2,773,726
        Operating margin.........................       596,997          305,953
        Depreciation and amortization............       128,283          135,967

         Operating margins for onshore operations increased by $291,000 for the six months ended June 30, 2006 compared to the same period of the prior year. The increase was mainly due to increased throughput volumes at the Company's Waxahachie distribution system and Madisonville pipeline.


Offshore Operations

                                                      Six Months Ended June 30,
                                                     ---------------------------
                                                        2006             2005
                                                     ----------       ----------
        Revenues..................................   $  702,190       $  639,863
        Operating margin..........................      533,821          502,800
        Depreciation and amortization.............       75,639           75,387

         Operating margins for onshore operations increased by $31,000 for the six months ended June 30, 2006 compared to the same period of the prior year. The increase was due to an increase in transportation volumes of 4,400 MMBtu per day on the Company's Pirates' Beach system offset by a reduction in transporation volumes on the Company's Shipwreck pipeline system. Offshore volumes fluctutate significantly based upon well production levels of a relatively small number of wells which can be impacted by maintenance, weather, and drilling activities.

Fort Cobb Operations
                                                      Six Months Ended June 30,
                                                     ---------------------------
                                                        2006             2005
                                                     ----------       ----------
        Revenues.................................    $  782,631       $  811,335
        Operating margin.........................       (12,427)          19,559
        Depreciation and amortization............        56,469           68,179

         Operating margins for Fort Cobb operations decreased $32,000 during the six months ended June 30, 2006 compared to the same period of the prior year primarily due to a reduction in sales volumes. This decrease is in part due to a warmer than average first quarter of the year, which effects both volumes sold and purchased. On May 30, 2006, the Company filed with the Oklahoma Corporation Commission an Application for a Change or Modification in the Rates, Charges and Tariffs. The Company is requesting a 12.5% return on the rate base, which, if received in full, the Company estimates could result in a $550,000 increase in revenue on an annual basis. The regulatory process is expected to take up to six months, with OCC approval required prior to the Company implementing any rate increase.

Discontinued Operations

         Effective July 27, 2005, Gateway Pipeline Company and Gateway Processing Company, wholly owned subsidiaries of the Company, sold their four-inch gathering line and three-inch injection line as well as the Original Madisonville Agreements to a third party buyer for approximately $2.7 million. The Company retained the ten-inch sales line connected to the Madisonville Pipeline Facility and became a transporter of gas from the Madisonville Plant to the sales point. Due to the sale of these facilities, the operations of the Madisonville Pipeline Facility has been reported as a discontinued operation. Accordingly, prior period financial statement amounts have been adjusted to give effect to this disposition as a discontinued operation. Interest has been allocated to this discontinued operation based on the debt amounts directly attributable to and secured by the underlying assets disposed in accordance with Emerging Issue Task Force 87-24 "Allocation of Interest to Discontinued Operations." For the six months ended June 30, 2005, the amount of interest allocated to discontinued operations was $150,194.

     Following are the results of operations of the Madisonville pipeline facility for the six months ended June 30, 2005:

              Operating revenues (1)...............  $  8,051,883
              Operating costs and expenses (2).....     7,631,155
              Other expenses, net (3)..............       153,109
                                                     ------------
              Income from discontinued
                 operations, net of taxes..........  $    267,619
                                                     ============
              Basic and diluted income per share
                 from discontinued operations......  $       0.02
                                                     ============
              Weighted average number of
                 common shares outstanding:
              Basic and diluted....................    16,615,533


     (1) Operating revenues were $8,051,883 for the six months ended June 30, 2005. This revenue stream contains gas sales from the gas purchased from the Madisonville producer and the price upside revenue received when the market price of the gas that the Company receives is in excess of certain contract minimum prices.

     (2) Operating costs and expenses were $7,631,155 for the six months ended June 30, 2005. This cost is comprised of the gas purchased at the well head from the Madisonville purchaser and other operating expenses.

     (3) Other expenses were $153,109 for the six months ended June 30, 2005. This cost is attributable to the 15% guaranteed return to ADAC as a result of the guarantee that ADAC provided on the $900,000 Balloon Note that is extinguished upon their conversion of the ADAC guarantee into a 33.33% interest in the Madisonville project just prior to closing of the final funding, interest expense on the debt associated with the Madisonville pipeline facility, as well as depreciation expense.

Operations Support

         General and administrative expenses for the six months ended June 30, 2006 increased by $68,000 compared to 2005, primarily due to increased insurance expense and increased wages and salaries, partially offset by a decrease in accounting and auditing charges and legal fees, which includes a $144,000 negotiated reduction of legal fees from prior periods. The increase in salaries was due to the hiring of a CEO and CFO of the Company during the second quarter of 2005.

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

         The Company has available cash of $1,060,038 at June 30, 2006.

         Net cash provided by operating activities totaled $236,000 for the six months ended June 30, 2006, compared to $598,000 during the same period of the previous year. The decrease is in part due to the reduction in accounts payable by $482,000 because of lower cost of gas purchased.

         Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally generated funds and available cash and bank borrowings as needed. The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

         In connection with the Gateway-ADAC Pipeline, L.L.C. partnership, the Company paid to ADAC $26,002 and $42,049 for distributable net income for the three and six months ended June 30, 2006 and has a distributable payable to ADAC in the amount of $11,558 as of June 30, 2006.

         Fort Cobb's revolving credit agreement provides for maximum available borrowings of up to $250,000 through September 16, 2006. Principal outstanding under the agreement accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at June 30, 2006 was 9%. The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt were capitalized as deferred loan costs and are being charged to interest expense ratably over the maturity period of the note. Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company. The Company had $18,022 of available borrowings under this agreement as of June 30, 2006.

         Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank. Principal outstanding under the note accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at June 30, 2006 was 9%. The note requires monthly principal and interest payments of approximately $13,000, with the balance under the note due June 1, 2008. Costs of obtaining this debt are being charged to interest expense ratably over the term of the note. Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and the Company used the proceeds for general corporate purposes.

         Effective March 2003, Fort Cobb borrowed $57,900 from a bank to buy three replacement service vehicles. The note requires monthly principal and interest payments of $1,387, including interest at 6.99%, and matures on March 25, 2007. On June 21, 2006, Fort Cobb purchased and financed a new vehicle. In doing this, Fort Cobb rolled the remaining balance of the March 2003 loan, which was $13,622, into a new note. This note requires monthly principal and interest payments of $1,331, including interest at 7.49%, and matures on May 25, 2009.

         In October 2005, in connection with the settlement of a dispute with Michael Fadden, the Company executed a trade note for $96,000, bearing no interest, payable in twenty-four monthly installments of $4,000. The note is secured by a letter of credit. Interest expense is being recognized over the life of the note at an imputed rate of 10% and will be paid in full on October 1, 2007.

         At June 30, 2006, the Company's long-term debt to total capitalization was approximately 4%.

         At June 30, 2006, the Company had outstanding letters of credit totaling $1,388,000.

         Natural gas prices as represented by the NYMEX Henry Hub index averaged $7.15 and $5.84 for the six months ended June 30, 2006 and 2005. The Company's operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements. However, natural gas prices can affect exploration and development which can result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

         The Company has no off-balance sheet arrangements at June 30, 2006; however, see Note 6 to the consolidated financial statements regarding Commitments and Contingencies.


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

         An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934 was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (1) accumulated and communicated to the Company's management in a timely manner, and (2) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.


                                     Part II
                                     -------

Item 1.       Legal Proceedings
              -----------------

          The Company's former Chief Financial Officer filed a claim with the American Arbitration Association on December 29, 2004, pursuant to the Employment Agreement by and between him and the Company. On March 3, 2006, an arbitrator issued an order in this case favorable to the Company. On March 31, 2006, the Plantiff filed a motion to reconsider to have the arbitrator reevaluate the case. On April 14, 2006 the Company filed it's response to the Plantiff's motion for reconsideration of the ruling. On May 30, 2006, the arbitrator issued a final ruling in which Mr. Heflin's claims were denied and subsequently will not receive any consideration from the Company.


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

              None

Item 3.       Defaults Upon Senior Securities
              -------------------------------

              None

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------


         At the Annual Meeting of Stockholders held on May 24, 2006, the seven nominees named below received the following votes with respect to the election of the Board of Directors.

                            Name                   Votes For     Votes Withheld
              -----------------------------------------------------------------
              Steven W. Cattron                    8,677,998       3,826,625
              John B. Ewing, Jr.                   6,202,960       6,301,663
              Chauncey J. Gundlefinger, Jr.       11,843,059         661,564
              Robert Panico                       11,844,159         660,464
              John A. Raasch                      11,631,526         873,097
              Steven C. Scheler                   11,844,159         660,464
              J. Darby Sere                        9,502,398       3,002,225


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

                                            GATEWAY ENERGY CORPORATION

                                            /s/  Robert Panico
                                            ------------------------------------
                                                 Robert Panico
                                                 President and
                                                 Chief Executive Officer



                                            /s/  Christopher M. Rasmussen
                                            ------------------------------------
                                                 Christopher M. Rasmussen
                                                 Chief Financial Officer

     August 10, 2006
-----------------------------
(Date)