Form 10QSB
period 2006-09-30
GATEWAY ENERGY CORP/NE
filed 2006-11-14
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

                                 (713) 336-0844
                            -------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act. Yes    No X
                                   ---   ---

As of November 2, 2006, the Issuer had 17,130,937 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes    No X
                                                   ---   ---

                                   FORM 10-QSB

                                     Part I
                                     ------

Item  1.  Financial Statements
          --------------------
                                                                            Page
                                                                            ----


          Unaudited Consolidated Balance Sheet
              as of September 30, 2006                                        3

          Unaudited Consolidated Statements of Operations
              for the three months and nine months ended
              September 30, 2006 and September 30, 2005                       4

          Unaudited Consolidated Statements of Cash Flows
              for the nine months ended September 30, 2006
              and September 30, 2005                                          5

          Notes to Unaudited Consolidated Financial Statements                7

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)



ASSETS
Current Assets
   Cash and cash equivalents ...................................   $    720,055
   Restricted cash .............................................         54,642
   Trade accounts receivable ...................................      1,028,537
   Inventories, at average cost ................................         47,361
   Prepaid expenses and other assets ...........................        185,345
                                                                   ------------
        Total current assets ...................................      2,035,940
                                                                   ------------

Property and Equipment, at cost
   Gas gathering, processing and transportation ................     10,182,420
   Office furniture and other equipment ........................        838,404
                                                                   ------------
                                                                     11,020,824
   Less accumulated depreciation and amortization ..............     (4,954,494)
                                                                   ------------
                                                                      6,066,330
                                                                   ------------
Other Assets
   AET license, net of accumulated amortization of $200,137 ....        220,913
   Other .......................................................        132,980
                                                                   ------------
                                                                        353,893
                                                                   ------------
        Total assets ...........................................   $  8,456,163
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ............................................   $    747,303
   Accrued expenses and other liabilities ......................        191,612
   Note payable ................................................         69,978
   Current maturities of long-term debt ........................        188,894
   Current maturities of capital lease .........................         13,279
                                                                   ------------
        Total current liabilities ..............................      1,211,066
                                                                   ------------

Future asset retirement obligations ............................        362,098
Long-term debt, less current maturities ........................        135,580
Long-term capital lease, less current maturities ...............         52,120
Minority interest payable ......................................        844,523

Commitments and contingencies ..................................           --

Stockholders' Equity
   Preferred stock - $1.00 par value; 10,000 shares authorized;
      no shares issued and outstanding .........................           --
   Common stock - $0.25 par value; 35,000,000 shares authorized;
      17,130,937 shares issued and outstanding .................      4,282,732
   Additional paid-in capital ..................................     16,152,316
   Accumulated deficit .........................................    (14,584,272)
                                                                   ------------
        Total stockholders' equity .............................      5,850,776
                                                                   ------------
        Total liabilities and stockholders' equity .............   $  8,456,163
                                                                   ============


                    The accompanying notes are an integral
                      part of these financial statements.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)




                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                   September 30,
                                                        ----------------------------    ----------------------------
                                                            2006            2005            2006            2005
                                                        ------------    ------------    ------------    ------------
Operating revenues
    Sales of natural gas ............................   $  1,808,300    $  2,197,260    $  6,003,023    $  5,755,261
    Transportation of natural gas and liquids .......        476,582         431,123       1,359,312       1,018,919
    Treating and other ..............................         42,899          43,241         132,477         130,824
                                                        ------------    ------------    ------------    ------------
                                                           2,327,781       2,671,624       7,494,812       6,905,004
                                                        ------------    ------------    ------------    ------------
Operating costs and expenses
    Cost of natural gas purchased ...................      1,532,212       1,793,549       5,028,527       4,781,687
    Operation and maintenance .......................        272,389         244,149         824,714         677,993
    Depreciation and amortization ...................        131,698         135,100         392,089         414,634
    Accretion expense ...............................          6,155           5,743          18,466          17,232
    General and administrative ......................        417,161         723,656       1,134,165       1,372,876
                                                        ------------    ------------    ------------    ------------
                                                           2,359,615       2,902,197       7,397,961       7,264,422
                                                        ------------    ------------    ------------    ------------
Operating income (loss) .............................        (31,834)       (230,573)         96,851        (359,418)

Other income (expense)
    Interest income .................................          7,060             577          20,580           1,121
    Interest expense ................................        (15,385)        (15,585)        (39,599)        (70,632)
    Other income (expense), net .....................         49,718         (25,011)         48,328
                                                                                                              (9,741)
    Minority interest ...............................        (26,418)         (6,782)        (65,874)         (6,782)
                                                        ------------    ------------    ------------    ------------
                                                              14,975         (46,801)        (36,565)        (86,034)
                                                        ------------    ------------    ------------    ------------
Income (loss) from continuing operations before
    income taxes and discontinued operations ........        (16,859)       (277,374)         60,286        (445,452)
Income tax expense ..................................           --              --              --              --
                                                        ------------    ------------    ------------    ------------
Income (loss) from continuing operations ............        (16,859)       (277,374)         60,286        (445,452)


Discontinued operations, net of taxes
    Income from discontinued operations, net of taxes           --            26,027            --           314,694

     Gain on disposal of discontinued operations, net
      of  taxes .....................................           --         1,705,257            --         1,705,257
                                                        ------------    ------------    ------------    ------------

Net income (loss) ...................................   $    (16,859)   $  1,453,910    $     60,286    $  1,574,499
                                                        ============    ============    ============    ============

Basic and diluted earnings (loss) per share
    Continuing operations ...........................   $       --      $      (0.02    $       --      $      (0.03)
    Discontinued operations .........................           --              0.10            --              0.12
                                                        ------------    ------------    ------------    ------------

    Net income ......................................   $       --      $       0.08    $       --      $       0.09
                                                        ============    ============    ============    ============

Weighted average number of common shares outstanding
    Basic ...........................................     17,130,937      16,920,854      17,130,937      16,718,425
    Diluted .........................................     17,130,937      16,920,854      17,168,282      16,718,425


                      The accompanying notes are an integral part of these financial statements

                                                         4



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                                                     Nine Months
                                                                                 Ended September 30,
                                                                              --------------------------
                                                                                  2006           2005
                                                                              --------------------------
                                                                                               Revised

Cash flows from operating activities - continuing operations (Revised)
Continuing operations:
   Net income (loss) from continuing operations ...........................   $    60,286    $  (445,452)
   Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
      Depreciation and amortization .......................................       392,089        361,687
      Common stock issued for director's fees .............................          --           30,000
      Litigation settlement ...............................................          --          110,883
      Minority interest ...................................................        65,874          6,782
      Stock option compensation expense ...................................        13,172          6,940
      Accretion expense ...................................................        18,466         17,232
      Amortization of deferred loan cost ..................................        17,295           --
      Net gain on sale of property ........................................        (1,504)          --
      Change in operating assets and liabilities:
         Trade accounts receivable ........................................       431,722       (322,392)
         Inventories, at average cost .....................................        (5,063)           264
         Prepaid expenses and other assets ................................      (196,595)        (4,324)
         Accounts payable .................................................      (489,241)       277,828
         Accrued expenses and other liabilities ...........................       (84,354)       138,994
                                                                              -----------    -----------
              Net cash provided by operating activities ...................       222,147        178,442
                                                                              -----------    -----------

Cash flows from investing activities - continuing operations
      Capital expenditures ................................................      (125,592)       (25,299)
      Proceeds from sale of property ......................................         2,200           --
      Other assets ........................................................          --           (4,954)
                                                                              -----------    -----------
              Net cash used in investing activities .......................      (123,392)       (30,253)
                                                                              -----------    -----------

Cash flows from financing activities - continuing operations
      Payments on borrowings ..............................................      (274,994)      (625,448)
      Proceeds from borrowings ............................................       167,978           --
      Proceeds from exercise of stock options .............................          --           13,684
      Proceeds from issuance of common stock ..............................          --           60,000
      Restricted cash for letter of credit, net ...........................        (2,101)          --
      Deferred financing costs ............................................       (52,410)          --
      Distributions to minority partner ...................................       (82,978)          --
                                                                              -----------    -----------
              Net cash used in financing activities .......................      (244,505)      (551,764)
                                                                              -----------    -----------

Net decrease in cash and cash equivalents from continuing operations ......      (145,750)      (403,575)

Discontinued operations:
   Net cash provided by discontinued operating activities .................          --          535,067
   Net cash provided by discontinued investing activities .................          --        1,825,000
   Net cash used in discontinued financing activities .....................          --       (1,190,658)
                                                                              -----------    -----------

Net increase in cash and cash equivalents from discontinued operations ....          --        1,169,409

Cash and cash equivalents at beginning of period ..........................       865,805        176,292
                                                                              -----------    -----------
Cash and cash equivalents at end of period ................................   $   720,055    $   942,126
                                                                              ===========    ===========

Supplemental Disclosures of Cash Flow Information:
      Cash paid for interest ..............................................   $    38,379    $   166,445
                                                                              ===========    ===========

Supplemental Disclosure of  Non Cash Transaction:
      Note payable rolled into a new vehicle note .........................   $    13,622    $      --
                                                                              ===========    ===========


               The accompanying notes are an integral part of these financial statements.

                                                    5

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)
September 30, 2006

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

Reclassifications

         Certain reclassifications have been made to the September 30, 2005 financial statements to conform to the current period presentation. These reclassifications had no effect on the total assets, liabilities, stockholders' equity or net income (loss) for the nine months ended September 30, 2005

Revenue Recognition Policy

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED (Unaudited)
September 30, 2006

Property and Equipment

         Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the nine months ended September 30, 2006, property and equipment included $100,000 of equipment financed under a capital lease, net of $11,111 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

         For the three and nine months ended September 30, 2006 and 2005, depreciation expense was $124,883 and $370,558 and $127,923 and $393,103, respectively.

         Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There have been no impairments of long-lived assets required during the nine months ended September 30, 2006.

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations"(discussed below) during the year ended December 31, 2003, and accordingly provides for the future asset retirement obligations related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and (iii) the impact, if any, of changes in estimates of the liability. The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the nine months ended September 30, 2006 and 2005:

                                      Nine Months Ended September 30,
                                       -----------------------------
                                          2006              2005
                                       -----------       -----------
              Beginning balance        $   343,632       $   320,657
              Accretion                     18,466            17,232
              Ending balance           $   362,098       $    37,889

Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

         Cash flows from operating, investing and financing activities attributable to the disposition of Madisonville operations have been revised and disclosed separately for the nine months ended September 30, 2005, which in prior periods were reported on a combined basis as a single amount.

Restricted Cash

         Restricted cash is related to the collateral for the Letter of Credit to secure the note payable due our former Chief Executive Officer of the Company.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED (Unaudited)
September 30, 2006


Income Taxes

         The Company has no current tax provision for the three and nine months ended September 30, 2006 and 2005 because the Company used net operating loss carry-forwards to offset pretax financial income, if any, and has concluded that the tax benefits related to remaining net operating loss carryforwards may not be realized in future periods and are therefore fully reserved in the accompanying financial statements. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates expected to apply when these differences reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that they will not be realized. The deferred tax provision is the result of changes in deferred tax assets and liabilities.


Earnings Per Share

         Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.
Diluted earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.
Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive. For the three and nine months ended September 30, 2005, the diluted loss per common share from continuing operations was the same as basic loss per share since the effect of 28,631 and 137, 427, respectively, potentially dilutive common shares arising from outstanding stock options and warrants was anti-dilutive.
Additionally, there were 99,123 potentially dilutive common shares arising from outstanding stock options and warrants for the three months ended September 30, 2006 that have been excluded because they were anti-dilutive. Earnings per common share were computed as follows:

                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                                 ----------------------------    ---------------------------
                                                     2006            2005            2006           2005
                                                 ------------    ------------    ------------   ------------
Weighted average number of common shares
    outstanding ..............................     17,130,937      16,920,854      17,130,937     16,718,425
Effect of dilutive securities ................         99,123          28,631          37,345        137,427
                                                 ------------    ------------    ------------   ------------
Weighted average dilutive common shares
    outstanding ..............................     17,230,060      16,949,485      17,168,282     16,855,852
                                                 ============    ============    ============   ============

Income (loss) from continuing operations .....   $    (16,859)   $   (277,374)   $     60,286   $   (445,452)
Income from discontinued operations, net of
    taxes ....................................           --         1,731,284            --        2,019,951
                                                 ------------    ------------    ------------   ------------
Net income (loss) ............................   $    (16,859)   $  1,453,910    $     60,286   $  1,574,499
                                                 ============    ============    ============   ============

Basic and diluted earnings per common share: .
     Continuing operations ...................   $       --      $      (0.02)   $       --     $      (0.03)
     Discontinued operations .................           --              0.10            --             0.12
                                                 ------------    ------------    ------------   ------------
     Net income ..............................   $       --      $       0.08    $       --     $       0.09
                                                 ============    ============    ============   ============



Accounting Pronouncements and Recent Regulatory Developments

         In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109" ("FIN
48"), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is "more-likely-than-not" of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the "more-likely-than-not" threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED (Unaudited)
September 30, 2006


settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements (" SFAS No. 157") defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption may have on the consolidated financial statements of the Company.

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

         Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the three and nine months ended September 30, 2006 includes compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

         As a result of SFAS No. 123R, compensation cost related to non-qualified stock options recognized for the three and nine months ended September 30, 2006 was $8,736 and $13,172, respectively. We view all awards of stock based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the award on a straight-line basis over the life of the award.

         For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED (Unaudited)
September 30, 2006


         The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to its stock-based employee compensation for the three and nine months ended September 30, 2005:

                                                                  Three Months       Nine Months
                                                                 Ended September   Ended September
                                                                       30,               30,
                                                                      2005              2005
                                                                   -----------       -----------
              Net income- as reported ..........................   $ 1,453,910       $ 1,574,499
              Add (deduct) stock based compensation expense
               recognized, net of taxes .......................          6,940             6,940
              Deduct stock-based employee compensation expense
               determined under fair value based
               method for all awards, net of taxes ..........           (1,125)           (3,850)
                                                                   -----------       -----------
              Net income- pro forma ............................   $ 1,459,725       $ 1,577,589
                                                                   ===========       ===========

              Basic and diluted net income per share - as
               reported .......................................    $      0.09       $      0.09
              Basic and diluted net income per share - pro forma   $      0.09       $      0.09

         We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. During the three and nine months ended September 30, 2006, there were no stock options exercised.
In addition, we receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. We record this deduction as a tax asset when it is cash tax savings to us with a corresponding amount recorded as additional paid in capital.

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

         The following weighted-average assumptions were used in deteriming the fair value of stock options granted during the nine months ended September 30, 2006, using the Black-Sholes model. There were no options granted during the nine months ended September 30, 2005.

                                                       2006
                                                    -----------
              Risk-free interest rate..............    4.81%
              Dividend yield.......................      --%
              Expected volatility..................      83%
                 Option life (years)...............     5.00

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED (Unaudited)
September 30, 2006


         The expected term has been calculated using the Securities and Exchange
Commission Staff's shortcut approach from Staff Accounting Bulletin No. 107. We have analyzed historical volitility and based on an analysis of all relevant factors use a three-year period to estimate expected volatility of our stock option grants.

         At September 30, 2006, there was $43,127 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of three years.

         The following table represents stock option activity for the nine months ended September 30, 2006:

                                                                                      Weighted          Intrinsic
                                                                   Weighted            Average           Value of
                                                                    Average          Contractual      Options as of
                                                                   Exercise           Terms (in       September 30,
                                                 Shares              Price             years)              2006
                                             ----------------    --------------     --------------    ---------------
Options outstanding, beginning of period..       527,416             $0.46              3.98
Options granted...........................       210,000              0.37              4.90
Options exercised or canceled.............       (33,333)             0.41              5.38
                                                --------
Options outstanding, end of period........       704,083             $0.44              3.63               $ -
                                                ========
Options exercisable, end of period........       500,750             $0.47              3.20               $ -
                                                ========

         The weighted-average grant-date fair value of options granted during 2006 was $0.18 for the three and nine months ended September 30, 2006.

(4)      Acquisitions and Divestitures

         Effective July 27, 2005, Gateway Pipeline Company and Gateway
Processing Company, wholly owned subsidiaries of the Company, sold the four-inch gathering line and three-inch injection line as well as the Processing Agreement contained in the First Amended and Restated Master Agreement dated February 5,
2003, all of which was part of the Company's Madisonville Pipeline Facility to a third party buyer for approximately $2.7 million. The Company retained the ten-inch sales line connected to the Madisonville Pipeline Facility and became a transporter of gas from the Madisonville Plant to the sales point. Due to the sale of these facilities, the operations of the Madisonville Pipeline Facility have been reported as discontinued operations. Accordingly, prior period financial statement amounts have been adjusted to give effect to this disposition as a discontinued operation.

(5)      Debt

Note Payable

         Fort Cobb's revolving credit agreement provides for maximum available borrowings of up to $250,000 through September 16, 2007. Principal outstanding under the agreement accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at September 30, 2006 was 9.5%. The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt were capitalized as deferred loan costs and are being charged to interest expense ratably over the maturity period of the note. Fort
Cobb uses the proceeds from time to time for general working capital purposes.
The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company. The
Company had $180,022 of available borrowings under this agreement as of September 30, 2006.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED (Unaudited)
September 30, 2006


Long-term Debt

         Long-term debt at September 30, 2006 consisted of the following:

                  Term note - Fort Cobb                   $  243,440
                  Term note - Fort Cobb vehicles              38,351
                  Trade note payable                          42,683
                                                          ----------
                                                             324,474
                  Less current maturities                   (188,894)
                                                          ----------
                                                          $  135,580
                                                          ==========

Term Note - Fort Cobb

         Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank. Principal outstanding under the note accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at September 30, 2006 was 9.5%. The note requires monthly principal and interest payments of approximately $13,000, with the balance under the note due June 1, 2008. Costs of obtaining this debt are being charged to interest expense ratably over the term of the note. Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and the Company used the proceeds for general corporate purposes.

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

Trade Note Payable

         Effective in October 2005, in connection with the Settlement and Release Agreement with Michael Fadden, the Company's former Chief Executive Officer and President, the Company executed a trade note for $96,000, bearing no interest, payable in twenty-four monthly installments of $4,000. The note is secured by a letter of credit. Interest expense is being recognized over the life of the note at an imputed rate of 10%; accordingly, the obligation was initially recorded at its present value of $86,683 in the accompanying balance sheet. The balance at September 30, 2006 was $42,683.

Letters of Credit

         As of September 30, 2006, the Company had outstanding letters of credit for gas purchases totaling $1,202,000.

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

 (7)     Segment Disclosures

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



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED (Unaudited)
September 30, 2006


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

         The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements. The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses. Such amounts are before general and administrative expense, depreciation, interest income or expense or income taxes. Inter-segment sales of approximately $302,000 and $255,000 were eliminated during consolidation for the three months ended September 30, 2006 and 2005. Inter-segment sales of approximately $765,000 and $946,000 were eliminated during consolidation for the nine months ended September 30, 2006 and 2005.

         Summarized financial information of the Company's reportable segments, and a reconciliation of operating margin to consolidated net income, is presented below:

                                             Three Months Ended             Nine Months Ended
                                                September 30,                 September 30,
                                             2006           2005           2006           2005
                                          -----------    -----------    -----------    -----------
              Onshore Operations
         Revenues .....................   $ 1,594,294    $ 1,957,998    $ 5,276,502    $ 4,740,180
         Operating margin .............       246,283        307,589        843,280        596,628
         Depreciation and amortization         63,443         67,364        191,725        203,332
         Interest expense .............         2,592            928          8,135         25,629
         Capital expenditures .........        52,248          7,491         63,670         14,238
         Total assets .................     5,411,244      5,722,998      5,411,244      5,722,998

              Offshore Operations
         Revenues .....................   $   372,702    $   397,000    $ 1,074,894    $ 1,036,863
         Operating margin .............       303,953        326,953        837,776        829,753
         Depreciation and amortization         38,014         37,693        113,652        113,080
         Capital expenditures .........        28,950           --           28,950           --
         Total assets .................     1,387,139      1,464,184      1,387,139      1,464,184

              Fort Cobb Operations
         Revenues .....................   $   316,626    $   316,626    $ 1,143,416    $ 1,127,961
         Operating margin .............       (27,056)          (616)       (39,485)        18,943
         Depreciation and amortization         30,241         30,043         86,712         98,222
         Interest expense .............        12,793         14,657         31,464         45,003
         Capital expenditures .........           541          1,252         32,972         11,061
         Total assets .................     1,657,780      1,822,498      1,657,780      1,822,498


              Total
         Revenues .....................   $ 2,327,781    $ 2,671,624    $ 7,494,812    $ 6,905,004
         Operating margin .............       523,180        633,926      1,641,571      1,445,324
         Depreciation and amortization        131,698        135,100        392,089        414,634
         Interest expense .............        15,385         15,585         39,599         70,632
         Capital expenditures .........        81,739          8,743        125,592         25,299
         Total assets .................     8,456,163      9,009,680      8,456,163      9,009,680



               Following is a reconciliation of net income (loss) for the three and nine month periods ended September 30,:

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED (Unaudited)
September 30, 2006


                                           Three Months Ended             Nine Months Ended
                                              September 30,                 September 30,
                                           2006           2005           2006          2005
                                        -----------    -----------    -----------   -----------
  Reconciliation to net income (loss)
Operating margin ....................   $   523,180    $   633,926    $ 1,641,571   $ 1,445,324
Less:
  Depreciation and amortization .....       131,698        135,100        392,089       414,634
  Accretion expense .................         6,155          5,743         18,466        17,232
  General and administrative ........       417,161        723,656      1,134,165     1,372,876
  Interest expense ..................        15,385         15,585         39,599        70,632
  Minority interest .................        26,418          6,782         65,874         6,782
Plus:
  Interest income ...................         7,060            577         20,580         1,121
  Other income, net .................        49,718        (25,011)        48,328        (9,741)
  Discontinued operations ...........          --           26,027           --         314,694
  Gain on discontinued operations ...          --        1,705,257           --       1,705,257
                                        -----------    -----------    -----------   -----------
Net income (loss) ...................   $   (16,859)   $ 1,453,910    $    60,286   $ 1,574,499
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

         Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of

         Impairment is measured by comparing the fair value of the asset to its carrying amount. There was no impairment required as of September 30, 2006.

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

Results of Operations

General

         The Henry Hub closing index price for natural gas during the nine months ended September 30, 2006 averaged $6.81 per MMBtu, compared to $8.24 for the same period of the prior year. In the accompanying financial statements, the Company's revenues from sales of natural gas, along with the cost of natural gas purchased, increased proportionately from prior year levels. Because the Company buys and sells gas under "back-to-back" purchase and sale contracts designed to minimize commodity price risk, the Company's net operating margin is relatively insensitive to fluctuations in the market price of gas. Accordingly, the Company evaluates each of its activities based on the operating margin it produces. The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. Management reviews and evaluates the operations of three main segments--Onshore operations, Offshore operations and Fort Cobb operations.

         During 2005, the Company sold its four-inch gathering line and three-inch injection line as well as the Orginial Madisonville Agreements ("the Sold Assets"), all of which were part of the Company's Madisonville Pipeline Facility. The Company presented the operating results of those assets in the accompanying consolidated statements of operations and cash flows for the three months and nine months ended September 30, 2005 as discontinued operations. The amounts for that period presented below have been adjusted to remove the operating results of the Sold Assets and to reflect those amounts seperately as discontinued operations.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Total Operations

                                                             Three Months
                                                         Ended September 30,
                                                     --------------------------
                                                        2006            2005
                                                     ----------      ----------
       Revenues..................................    $2,327,781      $2,671,624
       Operating margin..........................       523,180         633,926
       Depreciation and amortization.............       131,698         135,100

         Operating margins for the three months ended September 30, 2006 decreased $111,000 compared to the same period of the prior year. Onshore operating margin decreased $61,000, Fort Cobb operating margins decreased $27,000, and Offshore operating margins decreased by $23,000. These segments are discussed individually below in greater detail.

Onshore Operations

                                                           Three Months
                                                        Ended September 30,
                                                     --------------------------
                                                        2006            2005
                                                     ----------      ----------
        Revenues.................................    $1,594,294      $1,957,998
        Operating margin.........................       246,283         307,589
        Depreciation and amortization............        63,443          67,364

         Operating margins for onshore operations decreased in the third quarter of 2006 by $61,000 from the same period of the prior year. The decrease was mainly due to unexpected maintenance expenses at the Company's Waxahachie distribution system.

Offshore Operations

                                                            Three Months
                                                        Ended September 30,
                                                     --------------------------
                                                        2006            2005
                                                     ----------      ----------
        Revenues..................................   $  372,702      $  397,000
        Operating margin..........................      303,953         326,953
        Depreciation and amortization.............       38,014          37,693

         Operating margins for offshore operations decreased in the third quarter of 2006 by $27,000 from the same period of the prior year. The decrease was primarily due to declines in natural gas and liquids volumes transported through the Company's Pirates' Beach and Shipwreck systems. Offshore volumes fluctutate significantly based upon well production levels of a relatively small number of wells which can be impacted by maintenance, weather, and drilling activities.

Fort Cobb Operations

                                                            Three Months
                                                         Ended September 30,
                                                     --------------------------
                                                        2006            2005
                                                     ----------      ----------
        Revenues.................................    $  360,785      $  316,626
        Operating loss...........................       (27,056)           (616)
        Depreciation and amortization............        30,241          30,043

Operating loss for Fort Cobb operations increased in the third quarter of 2006 by $26,000 from the same period of the prior year. Fort Cobb's sales and purchase volume increased in current period, however, the increase in the cost of purchased gas offset against the increase in revenues. On May 30, 2006, the Company filed with the Oklahoma Corporation Commission ("OCC") an Application for a Change or Modification of Rates, Charges and Tariffs. On November 8, 2006, the Company entered into a joint stipulation agreement that the Company estimates will result in a $605,000 increase in Fort Cobb's revenue on an annual basis. The joint stipulation agreement will not be effective unless approved by the OCC. The Company expects the OCC to make its determination of whether to approve the joint stipulation agreement during November 2006. There can be no assurance that the OCC will approve the joint stipulation agreement or that the OCC will not require material modification of the terms thereof.

Discontinued Operations
         Effective July 27, 2005, Gateway Pipeline Company and Gateway Processing Company, wholly owned subsidiaries of the Company, sold their four-inch gathering line and three-inch injection line as well as the Original Madisonville Agreements to a third party buyer for approximately $2.7 million. The Company retained the ten-inch sales line connected to the Madisonville Pipeline Facility and became a transporter of gas from the Madisonville Plant to the sales point. Due to the sale of these facilities in 2005, the operations of the Madisonville Pipeline Facility has been reported as a discontinued operation. Accordingly, the 2005 financial statement amounts have been adjusted to give effect to this disposition as a discontinued operation. Interest has been allocated to this discontinued operation based on the debt amounts directly attributable to and secured by the underlying assets disposed in accordance with Emerging Issue Task Force 87-24 "Allocation of Interest to Discontinued Operations." For the three months ended September 30, 2005, the amount of interest allocated to discontinued operations was $37,498.

     Following are the results of operations of the Madisonville pipeline facility for the three months ended September 30, 2005:

                   Operating revenues (1).......       $   1,618,169
                   Operating costs and expenses (2)...     1,551,640
                   Other expenses, net (3)............       (40,502)
                                                       -------------
                   Income from discontinued
                     operations, net of taxes......... $      26,027
                                                       =============
                   Basic and diluted income per share
                     from discontinued operations..... $        --
                                                       =============
                   Weighted average number of
                     common shares outstanding:
                   Basic and diluted..................    16,920,854


     (1) Operating revenues were $1,618,169 for the three months ended September 30, 2005. This revenue stream contains gas sales from the gas purchased from the Madisonville producer and the price upside revenue received when the market price of the gas that the Company receives is in excess of certain contract minimum prices.

     (2) Operating costs and expenses were $1,551,640 for the three months ended September 30, 2005. This cost is comprised of the gas purchased at the well head from the Madisonville purchaser and other operating expenses.

     (3) Other expenses were $40,502 for the three months ended September 30, 2005. This cost is attributable to the 15% guaranteed return to ADAC as a result of the guarantee that ADAC provided on the $900,000 Balloon Note that is extinguished upon their conversion of the ADAC guarantee into a 33.33% interest in the Madisonville project just prior to closing of the final funding, interest expense on the debt associated with the Madisonville pipeline facility, as well as depreciation expense.

Operations Support

          General and administrative expenses for the quarter decreased by $306,000 compared to 2005, primarily due to decreased legal and accounting expense as well as expenses due to the annual meeting and annual report being held and prepared in May 2006 versus September 2005, partially offset by an increase in insurance expense.

          Interest income fluctuates directly with the average amount of cash on deposit.

          Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Total Operations

                                                             Nine Months
                                                         Ended September 30,
                                                      -------------------------
                                                         2006           2005
                                                      ----------     ----------
       Revenues..................................     $7,494,812     $6,905,004
       Operating margin..........................      1,641,571      1,445,324
       Depreciation and amortization.............        392,089        414,634

          Operating margins for the nine months ended September 30, 2006 increased $196,000 compared to the same period of the prior year. Onshore operating margin increased $247,000, Offshore operating margins increased $8,000, and Fort Cobb's operating margins decreased by $59,000. These segments are discussed individually below in greater detail.

Onshore Operations

                                                             Nine Months
                                                         Ended September 30,
                                                      -------------------------
                                                         2006           2005
                                                      ----------     ----------
        Revenues.................................     $5,276,502     $4,740,180
        Operating margin.........................        843,280        596,628
        Depreciation and amortization............        191,725        203,332


        Operating margins for onshore operations increased by $247,000 for the nine months ended September 30, 2006 compared to the same period of the prior year. The increase was mainly due to increased throughput volumes at the Company's Waxahachie distribution system and Madisonville pipeline, offset by unexpected maintenance expenses on the Waxahachie system.

Offshore Operations

                                                             Nine Months
                                                         Ended September 30,
                                                      -------------------------
                                                         2006           2005
                                                      ----------     ----------
        Revenues..................................    $1,074,894     $1,036,863
        Operating margin..........................       837,776        829,753
        Depreciation and amortization.............       113,652        113,080

        Operating margins for offshore operations increased by $8,000 for the nine months ended September 30, 2006 compared to the same period of the prior year. The increase was due to an increase in transportation volumes on the Company's Pirates' Beach system offset by a reduction in transporation volumes on the Company's Shipwreck pipeline system. Offshore volumes fluctutate significantly based upon well production levels of a relatively small number of wells which can be impacted by maintenance, weather, and drilling activities.

Fort Cobb Operations

                                                             Nine Months
                                                         Ended September 30,
                                                      -------------------------
                                                         2006           2005
                                                      ----------     ----------
        Revenues.................................     $1,143,416     $1,127,961
        Operating margin.........................        (39,485)        18,943
        Depreciation and amortization............         86,712         98,222

        Operating margins for Fort Cobb operations decreased $59,000 during the nine months ended September 30, 2006 compared to the same period of the prior year primarily due to a increase in operating expense and the increase in the cot of gas purchased. On May 30, 2006, the Company filed with the Oklahoma Corporation Commission ("OCC") an Application for a Change or Modification of Rates, Charges and Tariffs. On November 8, 2006, the Company entered into a joint stipulation agreement that the Company estimates will result in a $605,000 increase in Fort Cobb's revenue on an annual basis. The joint stipulation agreement will not be effective unless approved by the OCC. The Company expects the OCC to make its determination of whether to approve the joint stipulation agreement during November 2006. There can be no assurance that the OCC will approve the joint stipulation agreement or that the OCC will not require material modification of the terms thereof.

Discontinued Operations
        Effective July 27, 2005, Gateway Pipeline Company and Gateway
Processing Company, wholly owned subsidiaries of the Company, sold their four-inch gathering line and three-inch injection line as well as the Original Madisonville Agreements to a third party buyer for approximately $2.7 million. The Company retained the ten-inch sales line connected to the Madisonville Pipeline Facility and became a transporter of gas from the Madisonville Plant to the sales point. Due to the sale of these facilities, the operations of the Madisonville Pipeline Facility has been reported as a discontinued operation. Accordingly, prior period financial statement amounts have been adjusted to give effect to this disposition as a discontinued operation. Interest has been allocated to this discontinued operation based on the debt amounts directly attributable to and secured by the underlying assets disposed in accordance with Emerging Issue Task Force 87-24 "Allocation of Interest to Discontinued Operations." For the nine months ended September 30, 2005, the amount of interest allocated to discontinued operations was $94,063

     Following are the results of operations of the Madisonville pipeline facility for the nine months ended September 30, 2005:

              Operating revenues (1)................  $ 9,661,595
              Operating costs and expenses (2)......    9,161,310
              Other expenses, net (3)...............     (185,591)
                                                      -----------
              Income from discontinued
                  operations, net of taxes..........  $   314,694
                                                      ===========
              Basic and diluted income per share
                  from discontinued operations......  $      0.02
                                                      ===========
              Weighted average number of
                  common shares outstanding:
              Basic and diluted.....................   16,718,425

     (1) Operating revenues were $9,661,595 for the nine months ended September 30, 2005. This revenue stream contains gas sales from the gas purchased from the Madisonville producer and the price upside revenue received when the market price of the gas that the Company receives is in excess of certain contract minimum prices.

     (2) Operating costs and expenses were $9,161,310 for the nine months ended September 30, 2005. This cost is comprised of the gas purchased at the well head from the Madisonville purchaser and other operating expenses.

     (3) Other expenses were $185,591 for the nine months ended September 30, 2005. This cost is attributable to the 15% guaranteed return to ADAC as a result of the guarantee that ADAC provided on the $900,000 Balloon Note that is extinguished upon their conversion of the ADAC guarantee into a 33.33% interest in the Madisonville project just prior to closing of the final funding, interest expense on the debt associated with the Madisonville pipeline facility, as well as depreciation expense.

Operations Support

          General and administrative expenses for the nine months ended September 30, 2006 decreased by $239,000 compared to 2005, primarily due to a decrease in accounting and auditing charges and legal fees, which includes a $144,000 negotiated reduction of legal fees from prior periods, offset by increased insurance and salaries. The increase in salaries was due to the hiring of a CEO and CFO of the Company during the second quarter of 2005 as both compensated positions were vacant since November 2004.

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

          The Company had available cash of $720,055 at September 30, 2006.

          Net cash provided by operating activities totaled $222,147 for the nine months ended September 30, 2006, compared to $713,509 from continuing and discontinued operations during the same period of the previous year. The decrease is in part due to the reduction in accounts payable and accrued expense by $990,000 because of lower cost of gas purchased and general and administrative expense offset by an increase in accounts receiveable and prepaid expense of $754,000 and $200,000, respectively.

          Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally generated funds and available cash and bank borrowings as needed. The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

          In connection with the Gateway-ADAC Pipeline, L.L.C. partnership, the Company paid to ADAC $22,294 and $64,343 for distributable net income for the three and nine months ended September 30, 2006 and has a distribution payable to ADAC in the amount of $21,196 as of September 30, 2006.

          Fort Cobb's revolving credit agreement provides for maximum available borrowings of up to $250,000 through September 16, 2007. Principal outstanding under the agreement accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at September 30, 2006 was 9.5%. The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt were capitalized as deferred loan costs and are being charged to interest expense ratably over the maturity period of the note. Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company. The Company had $180,022 of available borrowings under this agreement as of September 30, 2006.

          Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank. Principal outstanding under the note accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at September 30, 2006 was 9.5%. The note requires monthly principal and interest payments of approximately $13,000, with the balance under the note due June 1, 2008. Costs of obtaining this debt are being charged to interest expense ratably over the term of the note. Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and the Company used the proceeds for general corporate purposes.

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

          At September 30, 2006, the Company's long-term debt to total capitalization was approximately 3%.

          At September 30, 2006, the Company had outstanding letters of credit for gas purchases totaling $1,202,000.

          Natural gas prices as represented by the NYMEX Henry Hub index averaged $6.81 and $8.24 for the nine months ended September 30, 2006 and 2005. The Company's operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements. However, natural gas prices can affect exploration and development which can result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

         The Company has no off-balance sheet arrangements at September 30, 2006; however, see Note 6 to the consolidated financial statements regarding Commitments and Contingencies.

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

          There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.


                                     Part II
                                     -------

Item 1.       Legal Proceedings
              -----------------

              None

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

          November 10, 2006
-----------------------------------
(Date)