Form 10KSB
period 2006-12-31
GATEWAY ENERGY CORP/NE
filed 2007-03-27
CIK 40194

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2006

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   X
                                      -----

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act. Yes      No  X
                                              -----   -----

     Issuer's operating revenues for its most recent fiscal year were $10,174,236.

     The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 5, 2007 was $8,570,469.

     The number of shares outstanding of the issuer's common equity as of March 5, 2007, was 17,140,937.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into the indicated parts of this Annual Report to the extent specified in such parts:

          Part III of this Annual Report incorporates by reference information in the Proxy Statement for the Annual Meeting of Stockholders of Gateway Energy Corporation to be held on May 23, 2007.

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                               -----   -----

================================================================================

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                            PAGE

PART I. ..................................................................     3
         Item 1.       Description of Business............................     3
         Item 2.       Description of Properties..........................     5
         Item 3.       Legal Proceedings..................................     7
         Item 4.       Submission of Matters to a Vote of Security
                         Holders..........................................     7
PART II. .................................................................     7
         Item 5.       Market for Common Equity and Related Stockholder
                         Matters..........................................     7
         Item 6.       Management's Discussion and Analysis or Plan of
                         Operation........................................     8
         Item 7.       Financial Statements...............................    15
         Item 8.       Changes In and Disagreements with Accountants on
                         Accounting and Financial Disclosure..............    15
         Item 8A.      Controls and Procedures............................    15
         Item 8B.      Other Information..................................    15
PART III. ................................................................    16
         Item 9.       Directors, Executive Officers, Promoters, Control
                         Persons and Corporate Governance; Compliance
                         with 16(a) of the Exchange Act...................    16
         Item 10.      Executive Compensation.............................    16
         Item 11.      Security Ownership of Certain Beneficial Owners
                         and Management and Related Stockholder Matters...    16
         Item 12.      Certain Relationships and Related Transactions, and
                         Director Independence...........................     16
         Item 13.      Exhibits..........................................     16
         Item 14.      Principal Accountant Fees and Services............     17
SIGNATURES...............................................................     18

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

Business Growth Strategy

     Beginning in 2005, the Company began a restructuring program to position Gateway for growth with a renewed focus on the Company's core compentencies. The Company is currently undertaking a two prong growth strategy, focused on optimizing the deployment of its existing assets, and aggressively seeking out acquisition opportunities to leverage our industry expertise and infrastructure to expand in the midstream sector of the natural gas industry.

          o Optimization of Existing Assets - The Company has valuable core assets in the midstream sector that it is actively seeking to optimize. The Company's Madisonville business has the potential to expand due to the Company's position as the exclusive gas transporter for the largest producer and the only gas treating company in the area. In addition, the Company's current throughput volume of its offshore pipeline assets are significantly less than its maximum daily throughput capacity, allowing the Company to solicit a significant amount of new gathering and transportation business without substantial capital outlay. Based on favorable natural gas price projections which are encouraging exploration and development drilling, the Company expects to benefit based on its strategically located pipelines in proven productive areas, both onshore and offshore in the Gulf Coast region.

          o Acquisition Opportunities - The Company has positioned itself to aggresively seek out acquisition opportunities in the midstream sector. Significant improvements in the Company's operating results and financial position enable the Company to actively investigate and pursue these potential acquisitions. The Company intends to seek opportunities in the midstream sector primarily in our existing geographic service areas.

Major Customers and Suppliers

     The Company purchases natural gas from several producers and suppliers, and during the year ended December 31, 2006, three companies supplied 68%, 22% and 10% of the total cost of natural gas purchased. During the year ended December 31, 2005, three companies supplied 39%, 32% and 24% of the total cost of natural gas purchased. Gross sales to customers representing 10% or more of total revenue for the years ended December 31, 2006 and 2005 are as follows:

                                                  Year Ended December 31,
                                                -----------------------------
                                                    2006            2005
                                                -------------    ------------
     Dart Container Corporation...............       53%              25%
     Saint Gobain Containers..................       18%               -
     TXU Portfolio Management Co. LP..........        -               54%


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

     Fort Cobb Fuel Authority, L.L.C. ("Fort Cobb") is our local distribution company subject to the regulations of the Oklahoma Corporation Commission ("OCC"). The OCC regulates the prices to the customer based on the cost of investment, operating and maintenance expense, cost of purchased gas and rates of return. Fort Cobb was granted a general rate increase effective for all services billed after November 22, 2006. This was Fort Cobb's first rate increase in six years, and it was designed to enable the utility to recover its cost of service and earn a fair return on its rate base. The OCC also regulates construction and safety of the distribution system.

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

Employees

     As of December 31, 2006, the Company had 14 full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTIES

Onshore Properties

     During May 2003, the first commercial nitrogen rejection unit ("NRU") using the AET Process commenced operations. The NRU was constructed a few miles from Madisonville, TX in rural Madison County, as part of a treating facility, currently owned by Madisonville Gas Processors, LP, a subsidiary of BearCub Energy. The Madisonville treating facility ("the Plant") was designed to treat 18,000 Mcf of natural gas per day, first to remove carbon dioxide (CO2) and hydrogen sulfide (H2S), and then to remove nitrogen using the AET Process, causing the gas to be pipeline quality. In connection with the construction of the plant, the Company constructed a four-inch gathering line, a three-inch injection line and owns a ten-inch, ten-mile transportation pipeline that begins at the tailgate of the Plant and ends at the sales outlet. Under the agreements (the "Original Madisonville Agreements"), the Company purchased the producer's gas at the Plant, the gas was treated by the Plant and transported by the Company to the sales point utilizing the Company's ten-inch pipeline. From the proceeds on the sale of gas, the Company deducted a fixed treating fee and an additional amount when the sales price per unit of the gas exceeded a threshold price per unit. The remaining balance, after minor adjustments, was paid to the producer for the wellhead production. The three-inch and ten-inch pipelines were intentionally oversized when constructed because we expect additional development of sub-quality natural gas reserves in the area.

     Effective July 27, 2005, the Company sold its four-inch gathering line and three-inch injection line as well as the Original Madisonville Agreements to Madisonville Gas Processors for approximately $2.7 million. The Company, through a majority-owned subsidiary, retained the ten-inch sales line and continues to transport gas from the Madisonville Plant to the sales point. See "Managements's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." However, under the revised relationship, the Company does not take title to the gas, but rather is paid a fee for transporation.

     The Company owns two active onshore pipeline systems in Texas and Oklahoma in addition to the Madisonville Pipeline Facilities. One system transports natural gas for sale to Fort Cobb, and one is a fourteen-mile delivery system that transports natural gas for sale to industrial users in Ellis County, Texas.

     At December 31, 2006, the Company's onshore systems were comprised of approximately 24 miles of six-inch to ten-inch pipelines and related meters, regulators, valves and equipment. The systems are properly maintained and are capable of transporting natural gas under prescribed pressures.

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

Fort Cobb Properties

     Fort Cobb is a local distribution company serving approximately 1,800 agricultural and residential customers in Caddo and Washita counties in Oklahoma. Fort Cobb owns and operates approximately 619 miles of one-inch to four-inch pipeline and related meters, regulators, valves, rights-of-way and easements, all normally associated with distribution systems.

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

Sale of Nitrogen Rejection Technology

     On December 22, 2006, the Company entered into an Asset Purchase Agreement with HNNG Development, LLC, regarding the sale of the Company's interest in the First Amended and Restated Agreement to Develop Natural Gas Treatment Projects Using Mehra Gas Treating Units with Advanced Extraction Technologies, Inc., involving certain rights to a patented nitrogen rejection process. The total purchase price for the sale was $600,000, consisting of $200,000 paid at closing and a promissory note payable to the Company in the amount of $400,000, which is discounted by $100,000 if the note is prepaid on or before March 22, 2007. If not prepaid, the Note becomes due on June 22, 2008. In connection with the sale, for a period of five years, Gateway will have certain rights to participate in pipeline projects available to HNNG that are related to their future nitrogen rejection projects in the U.S. HNNG also agreed to allow Gateway to pursue during 2007 two potential nitrogen rejection projects, provided that HNNG will have the right to particpate in such projects if they are consummated.

Corporate Property

     In addition to the operating properties described above, the Company leases office space and owns certain office equipment in its corporate office located at 500 Dallas Street, Suite 2615, Houston, Texas 77002.



ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Company is involved in litigation concerning its properties and operations. There is no known or pending litigation expected to have a material effect on the Company's financial statements.



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


           Quarter Ended                                 High          Low
           -------------                                 ----          ---
           March 31, 2006.............................  $0.50        $0.24
           June 30, 2006..............................   0.51         0.25
           September 30, 2006.........................   0.63         0.31
           December 31, 2006..........................   0.51         0.31



           Quarter Ended                                 High          Low
           -------------                                 ----          ---
           March 31, 2005.............................  $0.46        $0.30
           June 30, 2005..............................   0.37         0.20
           September 30, 2005.........................   0.55         0.21
           December 31, 2005..........................   0.51         0.35


Holders

     As of December 31, 2006, there were 1,590 shareholders of the Company's common stock.

Dividends

     There have been no dividends declared on the Company's common stock during the years ended December 31, 2006 and 2005. The Company does not intend to pay dividends on its common stock in the near future.


Securities Authorized for Issuance Under Equity Compensation Plans

        --------------------------- ------------------------- ------------------------- -------------------------
                                                                                          Number of securities
                                                                                        remaining available for
                                                                                         future issuance under
                                    Number of securities to       Weighted-average        equity compensation
              Plan Category         be issued upon exercise      exercise price of          plans (excluding
                                    of outstanding options,     outstanding options,    securities reflected in
                                      warrants and rights       warrants and rights           column (a))
                                              (a)                       (b)                       (c)
        --------------------------- ------------------------- ------------------------- -------------------------
        Equity compensation
            plans approved by
            security holders                360,000                   $  0.35                   266,667
        --------------------------- ------------------------- ------------------------- -------------------------
        Equity compensation plans
            not approved by
            security holders (1)            334,083                   $  0.53                       -
        --------------------------- ------------------------- ------------------------- -------------------------
        Total                                  694,083                   $  0.44                   266,667
        =========================== ========================= ========================= =========================

(1)  Includes: (i) options/warrants on 225,750 shares issued to Michael T.
     Fadden; and (ii) options on 108, 333 shares issued to other employees.



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

Property and Equipment

     Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the year ended December 31, 2006, property and equipment included $88,056 of equipment financed under a capital lease, net of $11,944 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

     For the years ended December 31, 2006 and 2005, depreciation expense was $497,649 and $518,697. Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There have been no impairments of long-lived assets required during the years ended December 31, 2006 and 2005.

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

Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's significant estimates include depreciation of long-lived assets, amortization of deferred loan costs, valuation of the asset retirement obligation liability and valuation of stock based compensation. Actual results could differ from those estimates.

Accounting Pronouncements and Recent Regulatory Developments

     On July 13, 2006, the FASB issued Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Gateway will adopt FIN 48 in the first quarter of fiscal 2007, effective as of December 31, 2006, the beginning of the Company's 2007 fiscal year. The Company is assessing the impact the adoption of FIN 48 will have on it's consolidated financial position and results of operations.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for Gateway for its December 31, 2006 year-end. The adoption of SAB 108 had no impact on Gateway's consolidated financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS No. 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS No. 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year. We do not expect that the adoption of this statement will have a significant impact on Gateway

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS No. 158), which requires the recognition of the funded status of defined benefit postretirement plans and related disclosures. SFAS No. 158 was issued to address concerns that prior standards on employers' accounting for defined benefit postretirement plans failed to communicate the funded status of those plans in a complete and understandable way and to require an employer to recognize completely in earnings or other comprehensive income the financial impact of certain events affecting the plan's funded status when those events occurred. This Statement is effective for financial statements issued for fiscal years ending after December 15, 2006. Retrospective application of this Statement is not permitted. This Statement will not have any impact on Gateway as all employees of the Company are leased to the Company by Administaff, a personel services company.

Results of Operations

General

     The Henry Hub closing index price for natural gas for the year ended December 31, 2006 averaged $6.75 per MMBtu, compared to $9.04 for the prior year. In the accompanying financial statements, the Company's revenues from sales of natural gas, along with the cost of natural gas purchased, increased proportionately from prior year levels. Because the Company buys and sells gas under "back-to-back" purchase and sale contracts designed to minimize commodity price risk, the Company's net operating margin is relatively insensitive to fluctuations in the market price of gas. Accordingly, the Company evaluates each of its activities based on the operating margin it produces. The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. Management reviews and evaluates the operations of three main segments--Onshore operations, Offshore operations and Fort Cobb operations.

     During 2005, the Company sold its four-inch gathering line and three-inch injection line as well as the Original Madisonville Agreements (the "Sold Assets"), all of which were part of the Company's Madisonville Pipeline Facility. The Company presented the operating results of those assets in the accompanying statement of operations for the year ended December 31, 2005 as discontinued operations. The amounts for 2005 and 2004 presented below have been adjusted to remove the operating results of the Sold Assets and to reflect those amounts seperately as discontinued operations.

Total Operations
                                              Year Ended December 31,
                                     -------------------------------------------
                                        2006            2005            2004
                                     -----------     -----------     -----------
    Revenues.......................  $10,174,236     $10,510,283     $ 7,355,553
    Operating margin...............    2,514,599       2,250,975       1,301,409
    Depreciation and amortization..      526,358         547,404         624,429

         Operating margin for the year ended December 31, 2006 increased $264,000 from the prior year. Fort Cobb operating margin increased $207,000, Onshore operating margin increased $188,000 and Offshore operating margin decreased $132,000.


         Operating margin for the year ended December 31, 2005 increased $950,000 from the prior year. Offshore operating margin increased $947,000, Onshore operating margin increased $114,000 and Fort Cobb operating margin decreased $111,000.


Onshore Operations
                                               Year Ended December 31,
                                     -------------------------------------------
                                        2006            2005            2004
                                     -----------     -----------     -----------
    Revenues.......................  $ 6,844,264     $ 7,094,372     $ 4,972,236
    Operating margin...............    1,156,668         968,776         855,095
    Depreciation and amortization..      257,671         268,359         275,165


     Onshore operating margin for the year ended December 31, 2006 increased $188,000 from the prior year, mainly due to increased volumes on the Company's Madisonville Pipeline.


     Future prospects for onshore operations look strong, as the Madisonville plant is currently being expanded to accommodate an inlet gas volume of 68,000 MMBtu per day, up from the current 18,000 MMBtu per day. This expansion is scheduled to be completed during the second quarter of 2007. The Company's ten-inch pipeline installed at these facilities are oversized compared to initial delivery requirements, so no significant additional capital expenditures are anticipated to accommodate the increased volumes from the plant expansion.

     Onshore operating margin for the year ended December 31, 2005 increased $114,000 from the prior year, mainly due to increased volumes and profitability on the Company's Waxahachie Pipeline system.

Offshore Operations
                                                 Year Ended December 31,
                                       ----------------------------------------
                                          2006           2005           2004
                                       ----------     ----------     ----------
    Revenues........................   $1,317,307     $1,407,019     $  477,061
    Operating margin................    1,018,553      1,150,186        203,593
    Depreciation and amortization...      151,713        150,772        150,772

     Operating margin for the year ended December 31, 2006 decreased $132,000 compared to 2005 due to the decreased oil throughput volumes from the Company's Pirates Beach system and decreased gas transportation volumes from the Company's Shipwreck pipeline system, as well as higher operating expenses at the Company's Bolivar pipeline system to prepare it for new well connections. Future prospects for the Company's Offshore segment look very favorable as the Company connected two new wells, one during the latter part of December 2006 and another during January 2007. Additional drilling is currently taking place around the Company's offshore pipeline assets and several additional wells have been permitted within the areas. Connection of new production will add operating margin and cash flows without requiring additional capital expenditures by the Company.

     Operating margin for the year ended December 31, 2005 increased $947,000 compared to 2004 due to the increased throughput volumes from the Company's Pirates Beach and Shipwreck pipeline systems. Throughput on the Pirates Beach system increased by 13,000 MMBtu per day versus 2004.

Fort Cobb Operations
                                                 Year Ended December 31,
                                       ----------------------------------------
                                          2006           2005           2004
                                       ----------     ----------     ----------
    Revenues........................   $2,012,665     $2,008,892     $1,906,256
    Operating margin................      339,378        132,013        242,721
    Depreciation and amortization...      116,974        128,271        198,492

     Operating margin for the year ended December 31, 2006 increased $207,000 compared to 2005 due to an increase in delivery volumes of 34% over prior year. Delivery volumes were up because the utility service area (located in and around Eakly, Oklahoma) experienced a relatively cooler winter heating season during 2006.


     On November 27, 2006, the Fort Cobb was granted an increase in its regulated tariff rates by the Oklahoma Corporation Commission. The Company estimates that, based on 2005 sales volumes, the increased tariff rates would have resulted in a $605,000 increase in annual earnings for Fort Cobb and the consolidated Company financial statements. The increased rates went into effect for the November 2006 billing cycle for Fort Cobb customers.


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

Discontinued Operations

     Effective July 27, 2005, Gateway Pipeline Company and Gateway Processing Company, wholly owned subsidiaries of the Company, sold their four-inch gathering line and three-inch injection line as well as the Original Madisonville Agreements to a third party buyer for approximately $2.7 million. The Company retained the ten-inch sales line connected to the Madisonville Pipeline Facility and became a transporter of gas from the Madisonville Plant to the sales point. Due to the sale of these facilities, the operations of the Madisonville Pipeline Facility has been reported as a discontinued operation. Accordingly, prior period financial statement amounts have been adjusted to give effect to this disposition as a discontinued operation. Interest has been allocated to this discontinued operation based on the debt amounts directly attributable to and secured by the underlying assets disposed in accordance with Emerging Issue Task Force 87-24 "Allocation of Interest to Discontinued Operations." For the year ended December 31, 2005, the amount of interest allocated to discontinued operations was $270,206.

     Following are the results of operations of the Madisonville pipeline facility for the year ended December 31, 2005.

              Operating revenues (1).................  $  9,661,596
              Operating costs and expenses (2).......     9,157,424
              Other expenses, net (3)................       234,478
                                                       ------------
              Income from discontinued
                  operations, net of taxes...........  $    269,694
                                                       ------------
              Gain on disposal of discontinued
                  operations, net of taxes...........  $  1,705,257
                                                       ============

              Basic and diluted income per share
                  from discontinued operations.......  $       0.02
                                                       ============

              Basic and diluted income per share
                  from gain on disposal of
                  discontinued operations............          0.10
                                                       ============
              Total.................................   $       0.12
                                                       ============

              Weighted average number of
                  common shares outstanding:
              Basic and diluted...................       16,803,772


     (1) Operating revenues were $9,661,596 for the year ended December 31, 2005. This revenue stream contains gas sales from the gas purchased from the Madisonville producer and the price upside revenue received when the market price of the gas that Gateway receives is in excess of certain contract minimum prices.

     (2) Operating costs and expenses were $9,157,424 for the year ended December 31, 2005. This cost is comprised of the gas purchased at the well head from the Madisonville purchaser and other operating expenses.

     (3) Other expenses were $234,478 for the year ended December 31, 2005. This cost is attributable to the 15% guaranteed return to ADAC as a result of the guarantee that ADAC provided on the $900,000 Balloon Note that is extinguished upon their conversion of the ADAC guarantee into a 33.33% interest in the Madisonville project just prior to closing of the final funding, interest expense on the debt associated with the Madisonville pipeline facility, income tax expense, as well as depreciation expense.

Operations Support
                                                 Year Ended December 31,
                                        ---------------------------------------
                                           2006           2005          2004
                                        ----------     ----------    ----------

    General and administrative......... $1,657,997     $1,814,238    $1,683,784
    Interest income....................     32,819          5,320         1,404
    Interest expense...................    (52,883)       (87,718)     (139,526)
    Other income (expense), net........    108,585            703        34,995
    Gain on disposal of discontinued
        operations, net of taxes.......       -         1,705,257        42,480
    Discontinued operations............       -           269,694       288,759

     General and administrative expenses for the year ended December 31, 2006 decreased $156,000 compared to 2005, or 9%, primarily due to a decrease in legal fees, offset by an increase in insurance expense.

     General and administrative expenses for the year ended December 31, 2005 increased $130,000 compared to 2004, or 8%, primarily due to a decrease in legal fees, offset by an increase in insurance expense.

     Interest income for all years presented fluctuates directly with the average cash balances.

     Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement.

     Interest expense for the year ended December 31, 2006 decreased $35,000 compared to 2005 primarily because of a lower outstanding balance on the Fort Cobb Fuel Authority Term Loan.

Liquidity and Capital Resources

     Going forward, the Company's strategy is to maximize the potential of currently owned properties, to construct new treating facilities and related pipeline systems, and to acquire properties that meet its economic performance hurdles. Until we are able to successfully raise additional growth capital, we will execute our growth strategy through strategic alliances. Also, any currently owned properties are subject to sale under the right circumstances (valuation and timing), if the Company believes that the proceeds from any such sale could be effectively redeployed.

     The Company is actively seeking additional outside capital to allow it to accelerate the implementation of its growth strategy. Such new capital may take any of several forms. If we are successful raising new capital, then we believe the resulting projects will yield greater results to the Company in less time.

     There is no guarantee that we will be able to raise outside capital or be able to sell assets on terms favorable to the Company. Without a significant infusion of new capital, we believe we can finance the construction of new facilities and generate new cash flows to the Company, but at a pace that can be supported by cash flows and our existing financing agreements.

     The Company had available cash of $1,060,823 at December 31, 2006.

     Net cash provided by continuing operating activities totaled approximately $380,000 for the year ended December 31, 2006, compared to cash provided by continuing operating activities of $325,000 during the previous year.

     Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally generated funds and available cash and bank borrowings as needed. The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

     Fort Cobb's revolving credit agreement provides for maximum available borrowings of up to $250,000 through September 16, 2007. Principal outstanding under the agreement accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at December 31, 2006 was 9.50%. The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt were capitalized as deferred loan costs and are being charged to interest expense ratably over the maturity period of the note. Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company. The Company had $122,022 of available borrowings under the agreement as of December 31, 2006.

     Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank. Principal outstanding under the note accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at December 31, 2006 was 9.50%. The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008. Costs of obtaining this debt was capitalized as deferred loan costs and is being charged to interest expense ratably over the maturity period of the note. Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and then the Company used the proceeds for general corporate purposes.

     In connection with the Gateway-ADAC Pipeline, L.L.C. partnership, the Company paid to ADAC $97,866 for distributable net income for year ended December 31, 2006 and has a distribution payable to ADAC in the amount of $18,930 as of December 31, 2006.

     Effective March 2003, Fort Cobb borrowed $57,900 from a bank to buy three replacement service vehicles. The note required monthly principal and interest payments of $1,387, including interest at 6.99%, and originally matured on March 25, 2007. On June 21, 2006, Fort Cobb purchased and financed a new vehicle. In doing this, Fort Cobb rolled the remaining balance of the March 2003 loan, which was $13,622, into a new note. This note requires monthly principal and interest payments of $1,331, including interest at 7.49%, and matures on May 25, 2009.

     In October 2005, in connection with the settlement of a dispute with Michael Fadden, the Company executed a trade note for $96,000, bearing no interest, payable in twenty-four monthly installments of $4,000. The note is secured by a letter of credit. Interest expense is being recognized over the life of the note at an imputed rate of 10% and will be paid in full on October 1, 2007.

     During 2006, the Company executed a premium finance agreement for its insurance premiums. The total of the note was $537,442 and the interest rate is 7.58%. The note requires monthly principal and interest payments. The amount of the monthly payment varies depending any changes in coverage and policy renewal period changes.

     At December 31, 2006, the Company's long-term debt, less current maturities, to total capitalization was approximately 2%.

     At December 31, 2006, the Company had outstanding letters of credit for gas purchases totaling $1,190,000.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements at December 31, 2006; however, see Note 8 to the consolidated financial statements regarding Commitment and Contingencies.

Factors Affecting Future Results

     The principal objective of the Company is to enhance stockholder value through the execution of certain strategies. These strategies include, among other things: (i) focusing on gathering, transporting, and distributing natural gas; (ii) expanding the Company's asset base in the existing core geographic areas; and (iii) acquiring or constructing properties in one or more new core areas.


We have a history of operating losses and the trend may continue.

     Until recently, we have operated our business at an operating loss. There are many factors influencing our operations that are beyond our control that may cause continued losses. Some of our natural gas sales are to retail customers and are dependent on weather in the local service area. We cannot control the extent or timing of producer investment near our offshore pipeline systems. The ultimate success of our Madisonville pipeline facilities depends upon the continued success of the producers in the area, and the continued successful operation of the Madisonville plant.

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

     There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.


 ITEM 8B.  OTHER INFORMATION

     None

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2007, under the captions "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS OF THE COMPANY" and "COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT."

ITEM 10.   EXECUTIVE COMPENSATION

     Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2007, under the caption "EXECUTIVE COMPENSATION.".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

     Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2007, under the captions "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.", "SECURITIES OFFERED UNDER EQUITY COMPENSATION PLANS.", and "GOVERNANCE OF THE COMPANY."

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held May 23, 2007, under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 13.   EXHIBITS

     (a) EXHIBITS
     The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit                        Description of Document
-------                        -----------------------

3.1           Restated Certificate of Incorporation dated May 26, 1999.
3.2           Amendment to Restated Certificate of Incorporation dated
              August 16, 2001, incorporated by reference to Form 10-KSB for the year ended December 31, 2001.
3.3*          Bylaws, as amended May 26, 1999.
3.4***        Bylaws, as amended August 22, 2006.
4.1*          Form of the Common Stock Certificate.
10.1          1994 Incentive and Non-Qualified Stock Option Plan; incorporated by reference to Exhibit 10(a) to Form 10-KSB for the year ended
              February 28, 1997.
10.2*         1998 Stock Option Plan.
10.3*         1998 Outside Directors' Stock Option Plan.
10.4***       Employment Agreement dated August 22, 2006 with Robert Panico.
10.5***       Employment Agreement dated August 22, 2006 with
              Christopher Rasmussen.
10.6*         Houston Office Lease dated January 20, 1998 with Trizec Allen
              Center Limited Partnership.
10.7**        Purchase Agreement dated July 26, 2005 between Gateway Pipeline
              Company and Madisonville Gas Processors, LP for the sale of certain Madisonville pipeline facility assets.
10.8****      Purchase Agreement dated December 22, 2006 between Gateway
              Processing Company and HNNG Development, LLC for the sale of that certain First Amended and Restated Agreement to Develop Natural
              Gas Treatment Projects Using Mehra Gas Treating Units, dated
              January 1, 2004, as amended January 1, 2005, by and between
              Advanced Extraction Technologies, Inc., and Gateway Processing
              Company.
23.1          Consent of Pannell Kerr Forster of Texas, P.C.
31.1          Section 302 Certification of Chief Executive Officer
31.2          Section 302 Certification of Chief Financial Officer
32.1          Section 906 Certification of Chief Executive Officer
32.2          Section 906 Certification of Chief Financial Officer

              * Incorporated by reference to Form 10-KSB for the year ended February 28, 1999.

              ** Incorporated by reference to Form 10-KSB for the year ended December 31, 2005.

              ***  Incorporated by reference to Form 8-K on August 25, 2006.

              **** Incorporated by reference to Form 8-K on December 31, 2005.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated by reference to the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held May 23, 2007, under the caption "INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM."

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

     Date: March 23, 2007

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                           Title                          Date
         ----                           -----                          ----

/s/  John A. Raasch                    Director                   March 23, 2007
----------------------------------
     John A. Raasch


/s/  Gordon Wright                     Director                   March 23, 2007
----------------------------------
     Gordon Wright


/s/  Steven C. Scheler                 Director                   March 23, 2007
----------------------------------
     Steven C. Scheler


/s/  Chauncey J. Gundlefinger, Jr.     Director                   March 23, 2007
----------------------------------
     Chauncey J. Gundlefinger, Jr.


/s/  J. Darby Sere                     Director                   March 23, 2007
----------------------------------
     J. Darby Sere


/s/  Steven W. Cattron                  Director                  March 23, 2007
----------------------------------
     Steven W. Cattron


/s/  Robert Panico                     Chief Executive Officer,   March 23, 2007
----------------------------------     President and Director
     Robert Panico                     (Principal Executive
                                       Officer)


/s/  Christopher M. Rasmussen          Chief Financial            March 23, 2007
----------------------------------     Officer and Secretary
     Christopher M. Rasmussen          (Principal Financial and
                                       Accounting Officer)

                           GATEWAY ENERGY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE


Report of Independent Registered Public Accounting Firm                    F-2
Consolidated Balance Sheets, December 31, 2006 and 2005                    F-3
Consolidated Statements of Operations for the Years Ended
   December 31, 2006 and 2005                                              F-4
Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 2006 and 2005                                              F-5
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2006 and 2005                                              F-6
Notes to Consolidated Financial Statements                                 F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
Gateway Energy Corporation

We have audited the accompanying consolidated balance sheets of Gateway Energy Corporation and Subsidiaries ("the Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share based payments.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway Energy Corporation and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.


/s/  Pannell Kerr Forster of Texas, P.C.
----------------------------------------
     Pannell Kerr Forster of Texas, P.C.

Houston, Texas
March 22, 2007


        The accompanying notes are an integral part of these statements.
                                      F-2



                                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS



                                                                                              December 31,
                                                                                       ----------------------------
                                                                                           2006            2005
                                         ASSETS                                        ------------    ------------
Current Assets
   Cash and cash equivalents .......................................................   $  1,060,823    $    865,805
   Restricted cash .................................................................         43,145          88,541
   Trade accounts receivable .......................................................      1,352,643       1,460,259
   Inventories, at average cost ....................................................         44,241          42,298
   Note receivable .................................................................        300,000            --
   Prepaid expenses and other assets ...............................................         97,429          34,832
                                                                                       ------------    ------------
      Total current assets .........................................................      2,898,281       2,491,735
Property and Equipment, at cost
   Gas gathering, processing and transportation ....................................     10,188,841      10,090,089
   Office furniture and other equipment ............................................        840,018         821,046
                                                                                       ------------    ------------
                                                                                         11,028,859      10,911,135
Less accumulated depreciation and amortization .....................................     (5,082,951)     (4,599,143)
                                                                                       ------------    ------------
                                                                                          5,945,908       6,311,992
                                                                                       ------------    ------------
Other Assets
   AET license, net of accumulated amortization of $207,314
      and $178,605 in 2006 and 2005, respectively ..................................         13,736         242,445
   Other ...........................................................................        118,093          51,781
                                                                                       ------------    ------------
                                                                                            131,829         294,226
                                                                                       ------------    ------------
       Total assets ................................................................   $  8,976,018    $  9,097,953
                                                                                       ============    ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ................................................................   $    716,113    $  1,236,544
   Accrued expenses and other liabilities ..........................................        133,980         275,964
   Deferred revenues from sale of NRU License ......................................        300,000            --
   Notes payable ...................................................................        127,978          88,000
   Current maturities of long-term debt ............................................        232,415         186,382
   Current maturities of capital lease .............................................         14,912          12,801
                                                                                       ------------    ------------
      Total current liabilities ....................................................      1,525,398       1,799,691
Future asset retirement obligations ................................................        368,255         343,632
Long-term debt, less current maturities ............................................         92,483         253,672
Long-term capital lease, less current maturities ...................................         47,102          62,013
Minority interest ..................................................................        838,363         861,627
Commitments and contingencies ......................................................           --              --

Stockholders' Equity
   Preferred stock - $1.00 par value; 10,000 shares authorized; no shares issued
      and outstanding ..............................................................           --              --
   Common stock - $0.25 par value; 35,000,000 shares authorized; 17,140,937 and
      17,130,937 issued and outstanding in 2006 and 2005, respectively .............      4,285,232       4,282,732
   Additional paid-in capital ......................................................     16,158,552      16,139,144
   Accumulated deficit .............................................................    (14,339,367)    (14,644,558)
                                                                                       ------------    ------------
        Total stockholders' equity .................................................      6,104,417       5,777,318
                                                                                       ------------    ------------
        Total liabilities and stockholders' equity .................................   $  8,976,018    $  9,097,953
                                                                                       ============    ============


                          The accompanying notes are an integral part of these statements.





                           GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      Year Ended December 31,
                                                                   ----------------------------
                                                                       2006            2005
                                                                   ------------    ------------
Operating revenues
   Sales of natural gas ........................................   $  8,301,534    $  8,887,732
   Transportation of natural gas and liquids ...................      1,697,789       1,452,617
   Treating and other ..........................................        174,913         169,934
                                                                   ------------    ------------
                                                                     10,174,236      10,510,283
Operating costs and expenses
   Cost of natural gas purchased ...............................      6,598,197       7,361,523
   Operation and maintenance ...................................      1,061,440         897,785
   General and administrative ..................................      1,657,997       1,814,238
   Depreciation and amortization ...............................        526,358         547,404
   Accretion and changes in estimates ..........................         24,623          22,975
                                                                   ------------    ------------
                                                                      9,868,615      10,643,925
                                                                   ------------    ------------
Operating income (loss) ........................................        305,621        (133,642)

Other income (expense)
   Interest income .............................................         32,819           5,320
   Interest expense ............................................        (52,883)        (87,718)
   Other income, net ...........................................        108,585             703
   Minority interest ...........................................        (88,951)         (4,230)
                                                                   ------------    ------------
                                                                           (430)        (85,925)
                                                                   ------------    ------------
Income (loss) from continuing operations before income taxes and
   discontinued operations .....................................        305,191        (219,567)
Income tax expense .............................................           --              --
                                                                   ------------    ------------
Income (loss) from continuing operations .......................        305,191        (219,567)

Discontinued operations, net of taxes
   Income from discontinued operations, net of taxes ...........           --           269,694
   Gain on disposal of discontinued operations, net of taxes ...           --         1,705,257
                                                                   ------------    ------------
Net income .....................................................   $    305,191    $  1,755,384
                                                                   ============    ============

Basic and diluted income (loss) per share:
   Continuing operations .......................................   $       0.02    $      (0.02)
   Discontinued operations .....................................           --              0.12
                                                                   ------------    ------------
   Net income ..................................................   $       0.02    $       0.10
                                                                   ============    ============

Weighted average number of common shares outstanding:
   Basic .......................................................     17,131,485      16,803,772
   Diluted .....................................................     17,170,343      16,803,772


                The accompanying notes are an integral part of these statements.
                                              F-5




                                         GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        For the Years Ended December 31, 2006 and 2005



                                                          Common Stock            Additional
                                                   ---------------------------     Paid-in       Accumulated
                                                      Shares         Amount        Capital         Deficit         Total
                                                   ------------   ------------   ------------    ------------   ------------
Balance at January 1, 2005 ......................    16,095,016   $  4,023,752   $ 16,224,728   $(16,399,942)   $  3,848,538

Stock option compensation expense related to
  variable price awards .........................          --             --            6,940            --            6,940

Issuance of common stock for cash ...............       200,000         50,000         10,000            --           60,000

Issuance of stock for conversion of note
  payable, warrants, and accrued interest .......       564,954        141,238       (141,238)           --             --

Issuance of common stock related to exercise
  of stock options ..............................        53,333         13,333            350            --           13,683

Issuance of common stock for litigation
  settlement ....................................        55,000         13,750          6,050            --           19,800

Issuance of common stock for services ...........       162,634         40,659         32,314            --           72,973

Net income                                                 --             --             --         1,755,384      1,755,384
                                                   ------------   ------------   ------------    ------------   ------------

Balance at December 31, 2005 ....................    17,130,937      4,282,732     16,139,144    (14,644,558)      5,777,318

Stock-based compensation expense                           --             --           17,608            --           17,608

Issuance of common stock related to exercise
  of stock options ..............................        10,000          2,500          1,800           --             4,300
Net income
                                                           --             --             --           305,191        305,191
                                                   ------------   ------------   ------------    ------------   ------------
Balance at December 31, 2006 ....................    17,140,937   $  4,285,232   $ 16,158,552   $(14,339,367)   $  6,104,417
                                                   ============   ============   ============    ============   ============


                              The accompanying notes are an integral part of these statements.
                                                            F-6



                             GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             Year Ended December 31,
                                                                           --------------------------
                                                                               2006           2005
                                                                           -----------    -----------
Cash flows from operating activities - continuing operations Continuing operations:
   Income (loss) from continuing operations ............................   $   305,191    $  (219,567)
   Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
      Depreciation and amortization ....................................       526,358        547,404
      Common stock issued for director's fees ..........................          --           72,973
      Litigation settlement ............................................          --          154,772
      Minority interest ................................................        88,951          4,230
      Stock based compensation .........................................        17,608          6,940
expense
      Accretion expense ................................................        24,623         22,975
      Amortization of deferred loan costs ..............................        24,500           --
      Net gain on sale of property .....................................        (1,504)          --
      Net change in cash and cash equivalents resulting from changes in:
        Trade accounts receivable ......................................       107,616       (560,505)
        Inventories, at average cost ...................................        (1,943)         3,900
        Prepaid expenses and other current assets ......................       (34,861)        97,199
        Minority interest payable ......................................       (14,347)          --
        Accounts payable ...............................................      (520,431)       198,831
        Accrued expenses and other liabilities .........................      (141,986)        (4,243)
                                                                           -----------    -----------
          Net cash provided by operating activities ....................       379,775        324,909
                                                                           -----------    -----------
Cash flows from investing activities - continuing operations
   Capital expenditures ................................................      (105,553)       (85,474)
   Proceeds from sale of equipment .....................................         3,646           --
   Proceeds from sale of AET License ...................................       200,000           --
   Other assets ........................................................          --          (12,073)
                                                                           -----------    -----------
          Net cash used in (provided by) investing activities ..........        98,093        (97,547)
                                                                           -----------    -----------
Cash flows from financing activities - continuing operations
   Proceeds from borrowings ............................................       267,979           --
   Payments on borrowings ..............................................      (384,573)      (679,486)
   Proceeds from exercise of stock options .............................         4,300         13,683
   Restricted cash for letter of credit, net ...........................        (2,604)         7,459
   Proceeds from issuance of common stock ..............................          --           60,000
   Deferred financing costs ............................................       (70,086)          --
   Distributions to minority partner ...................................       (97,866)       (11,099)
                                                                           -----------    -----------
          Net cash used in financing activities ........................      (282,850)      (609,443)
                                                                           -----------    -----------
Net increase (decrease) in cash and cash equivalents from continuing
operations .............................................................       195,018       (382,081)

Discontinued operations:
    Net cash provided by discontinued operating activities .............          --          437,252
    Net cash provided by discontinued investing activities .............          --        1,825,000
    Net cash used in discontinued financing activities .................          --       (1,190,658)
                                                                           -----------    -----------

Net increase in cash and cash equivalents from discontinued operations .          --        1,071,594

Cash and cash equivalents at beginning of year .........................       865,805        176,292
                                                                           -----------    -----------
Cash and cash equivalents at end of year ...............................   $ 1,060,823    $   865,805
                                                                           ===========    ===========


                   The accompanying notes are an integral part of these statements.
                                                  F-7



Supplemental cash flow information
    Cash paid for interest - Continuing operations ......................   $   46,063   $   93,316
    Cash paid for interest - Discontinued operations ....................         --        270,206
    Income taxes paid in 2006 relating to 2005 discontinued operations ..       45,000         --

Supplemental schedule of noncash investing and financing activities
    Previous note rolled into new note ..................................   $   13,622   $     --
    Trade note payable for insurance premiums ...........................       48,463         --
    Stock issued for litigation settlement ..............................         --         19,800
    Exercise of options by ADAC to settle Balloon Note in exchange for
      interest in Madisonville facilities ...............................         --        900,000
    Transfer of Madisonville pipeline assets to a partnership in exchange         --
      for partnership interest ..........................................         --      1,725,164


                  The accompanying notes are an integral part of these statements.
                                                F-8

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Principles of Consolidation

     The Company consolidates the financial statements of its majority owned and wholly owned subsidiaries which includes the accounts of Gateway Energy Corporation and its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb Fuel Authority, L.L.C., Gateway Processing Company, and Gateway-ADAC Pipeline, L.L.C., of which the Company has a 67% ownership. The portion not owned by the Company is recorded as minority interest. All significant intercompany transactions have been eliminated in consolidation. The financial statements for 2005 have been adjusted to give effect to the disposition of the Madisonville pipeline facilities as a discontinued operation (see Note 12). The corresponding notes to the financial statements, where appropriate, have been adjusted to correspond to this presentation.

     The accompanying consolidated financial statements have been prepared by the Company. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.

Reclassifications

     Certain reclassifications have been made to the December 31, 2005 financial statements to conform to the current period presentation. These reclassifications had no effect on the total assets, liabilities, stockholders' equity or net income for the year ended December 31, 2005.

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

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

Property and Equipment

     Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the year ended December 31, 2006, property and equipment included $88,056 of equipment financed under a capital lease, net of $11,944 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

     For the years ended December 31, 2006 and 2005, depreciation expense was $497,649 and $518,697. Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There have been no impairments of long-lived assets required during the years ended December 31, 2006 and 2005.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations" (discussed below) during the year ended December 31, 2003, and accordingly provides for the future asset retirement obligations related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability. The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the years ended December 31, 2006 and 2005:

                                            Year Ended December 31,
                                          ---------------------------
                                              2006            2005
                                          -----------     -----------
          Beginning balance               $   343,632     $   320,657
          Accretion                            24,623          22,975
          Ending balance                  $   368,255     $   343,632


Prepaid Expenses

     Effective November 15, 2004, the Company entered into a License Agreement with Advanced Energy Recovery, Inc. ("AER"), Allen Drilling Acquisition Company, a wholly - owned subsidiary of AER ("ADAC") and Elgin Holdings, LLC, a Texas limited liability company, collectively referred herein as the AER Parties. As referred to in Note 11, these entities are also related parties. The Agreement provides for, among other things, the granting of a license for a AET Gas Treating Unit ("NRU") with capacity in excess of 5,000Mcf/d to the AER Parties to process a minimum of 5,000Mcf/d of natural gas owned by the AER Parties in the Madisonville area. In accordance with the provisions of the Agreement, the AER Parties advanced to the Company a total of $91,250 for the advance payment of license fees for the first year. The Agreement also provides that of the $91,250 advance, $30,415 of such advance (33.33%) shall represent the AER Parties portion of the prepaid license fee which the Company has recorded as revenue, and the balance of $60,835 shall be applicable to the Company's share of the license fee under a joint particpation arrangement with respect to the NRU. Due to the defaults of the AER Parties, the Company terminated the License Agreement and subsequently recognized the $60,835 as other income during the year ended December 31, 2006.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

Goodwill and Other Intangibles

     The Company's primary other asset, its license for a patented process to remove nitrogen from natural gas production, was sold to HNNG Development, LLC ("HNNG") on December 22, 2006 for $600,000, consisting of a non-refundable $200,000 paid at closing and a promissory note, with an imputed interest rate of 10%, payable to the Company in the amount of $400,000, which note is discounted by $100,000 if the note is prepaid on or before March 22, 2007. If not prepaid, the Note becomes due on June 22, 2008. Since the Company has retained title to the license until all payments are made, the Company recorded the $200,000 paid at closing as a reduction in the carrying value of the license. Investment in the license was $13,736 and $242,445 at December 31, 2006 and 2005, net of accumulated amortization of $207,314 and $178,605, respectively.

     SFAS No. 142 "Goodwill and Other Intangible Assets" addresses the methods used to capitalize, amortize and to access the impairment of intangible assets. In evaluating the Company's license, management considered all of the criteria set forth in SFAS No. 142 for determining useful life. Management performs our annual impairment test for intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for intangible assets in 2006 and 2005.

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

     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No.123R") utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123R, we accounted for stock option grants in accordance with Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized no compensation expense for employee stock option grants. The options generally vest ratably over three years and expire between five and ten years.

     Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the year ended December 31, 2006 includes compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

     As a result of SFAS No. 123R, compensation cost related to non-qualified stock options recognized for the year ended December 31, 2006 was $17,608. We view all awards of stock based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the award on a straight-line basis over the vesting period of the award.

     For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period.

     The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to its stock-based employee compensation for the year ended December 31, 2005:


           Net income- as reported..........................    $ 1,755,384
           Add (deduct) stock-based compensation expense
             recognized, net of taxes.......................          6,940
           Deduct stock-based employee compensation
             expense determined under fair value based
             method for all awards, net of taxes............         (5,668)
                                                                -----------
           Net income- pro forma............................    $ 1,756,656
                                                                ===========

           Basic and diluted net income per share - as
             reported.......................................    $      0.10
           Basic and diluted net income per share - pro
             forma .........................................    $      0.10

     We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. During the year ended December 31, 2006, there were 10,000 options exercised; however, the price of the stock was less than the exercise price of the option. In addition, we receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. We record this deduction as a tax asset when it is cash tax savings to us with a corresponding amount recorded as additional paid in capital.

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the annualized historical stock prices to derive an expected term. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The Black-Scholes option pricing model requires the Company to make the following assumptions:

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

     The following weighted-average assumptions were used in deteriming the fair value of stock options granted during the year ended December 31, 2006, using the Black-Sholes model. There were no options granted during the year ended December 31, 2005.



                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                           2006
                                                          ------
               Risk-free interest rate...............      4.81%
               Dividend yield........................         0%
               Expected volatility...................        83%
               Option life (years)...................      5.00


     At December 31, 2006, there was $37,390 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of less than three years.

     The following table represents stock option activity for the year ended
December 31, 2006:

                                                                                 Weighted
                                                                  Weighted       Average
                                                                  Average      Contractual
                                                                  Exercise      Terms (in
                                                      Shares        Price         years)
                                                     -------      -------        -------
     Options outstanding, beginning of period..      527,416        $0.46          2.98
     Options granted...........................      210,000        $0.37          4.65
     Options exercised ........................      (10,000)       $0.43          9.65
     Options canceled..........................      (33,333)       $0.41          5.20
                                                     -------
     Options outstanding, end of period........      694,083        $0.44          3.28
                                                     -------

     Options exercisable, end of period........      490,750        $0.47          2.81
                                                     -------

       The weighted-average grant-date fair value of options granted during 2006 was $0.21.

Earnings Per Share

     Basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period.
Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.
Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive. For the years ended December 31, 2006 and 2005, the diluted income (loss) per common share is the same as basic income (loss) per share since the effect of 49,023 and 31,489, respectively, potentially dilutive common shares arising from outstanding stock options and warrants were anti-dilutive.

Accounting Pronouncements and Recent Regulatory Developments

     On July 13, 2006, the FASB issued Interpretation No. 48 ("FIN 48")
"Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement
No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No.
109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Gateway will adopt FIN 48 in the first quarter of fiscal 2007, effective as of December 31, 2006, the beginning of the Company's 2007 fiscal year. The Company is assessing the impact the adoption of FIN 48 will have on its consolidated financial position and results of operations.

     In September 2006, the Securities and Exchange Commission issued SAB No.
108. SAB 108 was issued to provide interpretive guidance on how the effects of the carryover reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for Gateway for its December 31, 2006 year-end. The adoption of SAB 108 had no impact on Gateway's consolidated financial statements.



                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS No. 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS No. 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year. We do not expect that the adoption of this statement will have a significant impact on Gateway.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158), which requires the recognition of the funded status of defined benefit postretirement plans and related disclosures. SFAS 158 was issued to address concerns that prior standards on employers' accounting for defined benefit postretirement plans failed to communicate the funded status of those plans in a complete and understandable way and to require an employer to recognize completely in earnings or other comprehensive income the financial impact of certain events affecting the plan's funded status when those events occurred. This Statement is effective for financial statements issued for fiscal years ending after December 15, 2006. Retrospective application of this Statement is not permitted. This Statement will not have any impact on Gateway as all employees of the Company are leased to the Company by Administaff, a personel services company.

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


(4)  Debt

Notes Payable

     Fort Cobb's revolving credit agreement provides for maximum available borrowings of up to $250,000 through September 16, 2007. Principal outstanding under the agreement accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at December 31, 2006 was 9.50%. The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt were capitalized as deferred loan costs and is being charged to interest expense ratably over the maturity period of the note. Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company. The Company had $122,022 of available borrowings under the agreement as of December 31, 2006.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

Long-term Debt

     Long-term debt at December 31 consisted of the following:

                                                   2006               2005
                                                -----------        -----------
          Term note - Fort Cobb..............   $   210,749        $   341,549
          Term note - Fort Cobb vehicles.....        35,003             19,822
          Trade note payable - Insurance.....        48,463               --
          Trade note payable - Fadden........        30,683             78,683
                                                -----------        -----------
                                                    324,898            440,054
          Less current maturities............      (232,415)          (186,382)
                                                -----------        -----------
                                                $    92,483        $   253,672
                                                ===========        ===========


Future minimum payments on long-term debt as of December 31, 2006 are as follows:

         2007................................   $   232,415
         2008................................        86,163
         2009................................         6,320
                                                -----------
         Total minimum principal payments....   $   324,898
                                                ===========


Term Note - Fort Cobb

     Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank. Principal outstanding under the note accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at December 31, 2006 was 9.50%. The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008. Costs of obtaining this debt was capitalized as deferred loan costs and is being charged to interest expense ratably over the maturity period of the note. Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and then the Company used the proceeds for general corporate purposes.

Term Note - Fort Cobb Vehicles

     Effective March 2003, Fort Cobb borrowed $57,900 from a bank to buy three replacement service vehicles. The note required monthly principal and interest payments of $1,387, including interest at 6.99%, and originally matured on March 25, 2007. On June 21, 2006, Fort Cobb purchased and financed a new vehicle. In doing this, Fort Cobb rolled the remaining balance of the March 2003 loan, which was $13,622, into a new note. This note requires monthly principal and interest payments of $1,331, including interest at 7.49%, and matures on May 25, 2009.

Trade Notes Payable

     In October 2005, in connection with the settlement of a dispute with Michael Fadden, the Company executed a trade note for $96,000, bearing no interest, payable in twenty-four monthly installments of $4,000. The note is secured by a letter of credit. Interest expense is being recognized over the life of the note at an imputed rate of 10% and will be paid in full on October 1, 2007.

     During 2006, the Company executed a premium finance agreement for its insurance premiums. The total of the note was $537,442 and the interest rate is 7.58%. The note requires monthly principal and interest payments. The amount of the monthly payment varies depending any changes in coverage and policy renewal period changes.

Letters of Credit

     At December 31, 2006, the Company had outstanding letters of credit for gas purchases totaling $1,190,000.

(5)  Income Taxes

     The Company recorded no provision for income taxes during the year ended December 31, 2006. The Company recorded a tax expense of $45,000 related to discontinued operations and zero tax expense related to continuing operations for the year ended December 31, 2005. The differences between income taxes



                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


computed using the average statutory federal income tax rate of 34% and the provision recorded for each of the years ended December 31 for continuing operations is as follows:


                                                    2006              2005
                                                -----------       -----------
     Taxes at statutory rate.................   $   103,765       $   612,131
     Change in valuation allowance...........      (233,064)         (542,647)
     Other nondeductible expenses............           570             1,460
     Other...................................       128,729           (70,944)
                                                -----------       -----------
                                                $      --         $      --
                                                ===========       ============


     The tax effects of the temporary differences that give rise to deferred tax assets and liabilities at December 31, is as follows:



                                                    2006              2005
                                                -----------       ------------
     Deferred tax assets:
          Net operating loss carryforwards...   $ 2,119,316       $ 2,500,766
          AMT tax credit.....................        44,144            45,000
          Property and equipment.............       300,045           150,769
          Other..............................        20,605            20,639
                                                -----------       -----------
                                                  2,484,110         2,717,174
       Valuation allowance...................    (2,484,110)       (2,717,174)
                                                -----------       -----------
                                                $      --         $      --
                                                ===========       ===========


     At December 31, 2006, the Company had approximately $6,232,463 of federal net operating loss carryforwards which may be applied against future taxable income and which expire from 2007 through 2025. Of that amount, $147,545 will expire in the next five years if not utilized.

(6)  Common Stock Option and Warrant Plans


Stock-Based Employee Compensation Plans

     The Company has a stock option plan and several agreements under which key employees have been granted incentive and nonqualified stock options or warrants to purchase the Company's common stock. Generally, the options are exercisable within three years of the date of grant and expire between five and ten years after the date of grant. All options or warrants issued have exercise prices of not less than 100% of the fair market value on date of grant.

         The following table summarizes employee stock option and warrant information for the years ended December 31, 2006 and 2005:

                                                 December 31, 2006                         December 31, 2005
                                       -------------------------------------    ---------------------------------------
                                           Options/         Weighted average         Options/          Weighted average
                                           warrants          exercise price          warrants           exercise price
                                       ----------------     ----------------    ------------------    -----------------
Outstanding at beginning of period..        195,000                $0.37             630,750                 $0.38
Granted.............................        200,000                 0.36                --                    0.32
Exercised...........................           --                    --              (53,333)                 0.26
Canceled/expired/reclassified.......        (13,333)                0.38            (382,417)                 0.30
                                            -------                                  -------
Outstanding at end of period........        381,667                 0.37             195,000                  0.37
                                            -------                                  -------
Options exercisable at end of period        191,667                 0.37             176,667                  0.39
                                            -------                                  -------
Options available for grant at end
   of period........................        240,000                                  426,667
                                            -------                                  -------


                                                          F-17



                                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The following table summarizes information about employee options and warrants outstanding at December 31, 2006:

                                   Options/warrants outstanding                Options/warrants exercisable
                  -------------------------------------------------------- ----------------------------------
                                    Weighted average
                                       remaining
   Range of           Number          contractual      Weighted average       Number        Weighted average
exercise price      outstanding       life (years)      exercise price      exercisable      exercise price
--------------    --------------     --------------     --------------    --------------     --------------
$0.25 to $0.36        330,000            4.55              $ 0.34             126,667            $ 0.30

 0.50 to 0.53          65,000            2.30                0.52              65,000              0.52

 0.25 to 0.53         395,000            4.18                0.37             191,667              0.37



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

     The following is a summary of the status of the Company's non-employee options and warrants for the years ended December 31, 2006 and 2005:

                                                 December 31, 2006                         December 31, 2005
                                       -------------------------------------    ---------------------------------------
                                           Options/         Weighted average         Options/          Weighted average
                                           warrants          exercise price          warrants           exercise price
                                       ----------------     ----------------    ------------------    -----------------
Outstanding and exercisable at
   beginning of period..............        332,416              $0.52              66,666                 $0.41
Granted/Reclassed (1)...............         10,000               0.43             265,750                  0.55
Exercised...........................        (10,000)              0.43                --                     --
Canceled/Expired....................        (33,333)              0.41                --                     --
                                            -------                                -------
Outstanding and exercisable at end
   of period........................        299,083               0.53             332,416                  0.52
                                            -------                                -------
Options available for grant at end
   of period........................         26,667                                  6,667
                                            -------                                -------


     (1) Included in the 265,750 options at December 31, 2005 is 40,000 issued in 2005 to the four new Directors of the Company and 225,750 owned by Michael Fadden, former President and Chief Executive Officer of the
          Company. These options were reclassed from employee to non-employee.


     The following table summarizes information about non-employee options and warrants outstanding at December 31, 2006:

                                                      Options/warrants outstanding and exercisable
                                       ----------------------------------------------------------------------------
                                            Number                    Weighted average
                                         outstanding               remaining contractual           Weighted average
Range of exercise prices               and exercisable                  life (years)                exercise price
------------------------               ---------------                ---------------               ---------------
  $0.23 to 0.40............                 216,833                         1.99                         $0.38
  $0.47 to 1.19............                  82,250                         2.40                          0.92
                                            -------
  $0.23 to 1.19............                 299,083                         2.11                          0.53
                                            -------

     At December 31, 2006, the Company had a combined total of 694,083 common stock options and warrants outstanding, 490,750 of which were exercisable. At
December 31, 2005, the Company had a combined total of 527,416 common stock options and warrants outstanding, 509,083 of which were exercisable.

                                      F-18

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

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

     The Company's contributions to the 401(k) plan were $17,203 and $13,773 for the years ended December 31, 2006 and 2005, respectively.

(7)  Leases

Capital Lease

     At December 31, 2006, the Company had one capital lease for equipment installed at the sales point of the Madisonville Pipeline Facilities, for a term of 84 months, maturing May 28, 2010. Interest expense is being recognized over the life of the lease at an imputed annual rate of 10%. At the end of the lease term the Company owns the equipment, or at its option, the Company may buy out the lease at a fixed price at either of two interim dates. The equipment cost of $100,000 is reflected in the accompanying balance sheet as gas gathering, processing and transportation equipment. The related amortization of $11,944 is reflected in accumulated depreciation and amortization. Future minimum lease payments, as well as the present value of the net minimum lease payments as of December 31, 2006, are as follows:

          Year Ending
          December 31,
              2007                                                     $ 23,400
              2008                                                       23,400
              2009                                                       23,400
              2010                                                        9,750
                                                                       --------
          Total minimum lease payments                                   79,950
          Less amount representing estimated executory costs (such
              as taxes, maintenance and insurance) including profit
              thereon, included in total minimum lease payments          (7,326)
                                                                       --------
          Net minimum lease payments                                     72,624
          Less amount representing interest                             (10,610)
          Present value of net minimum lease payments                  $ 62,014
                                                                       ========

Operating Leases

     The Company has no noncancelable operating leases at December 31, 2006. The Company leases office space in Houston, Texas under a lease agreement expiring in March 2008 that is cancelable with six months notice. The Company must pay a cancellation fee of (i) the unamortized portion of lease costs as defined in the lease and (ii) one month of base rent and rent adjustment to cancel the lease. The future minimum operating lease payments as of December 31, 2006, are as follows:

          Year Ending
          December 31,
              2007                                                     $104,629
              2008                                                       26,157
                                                                       --------
          Total minimum lease payments                                 $130,786
                                                                       ========

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The Company also has various month-to-month equipment operating leases.
Rent expense for all leases totaled $100,766 and $103,871 for the years ended
December 31, 2006 and 2005, respectively.




(8)  Commitments and Contingencies

     From time to time the Company is involved in litigation concerning its properties and operations. There is no known or pending litigation expected to have a material effect on the Company's financial statements.


(9)  Financial Instruments

     The following table reflects the financial instruments for which the fair value is different from the carrying amount of such financial instrument in the accompanying consolidated balance sheets as of December 31, 2006 and 2005. The carrying amount of cash and cash equivalents, certificates of deposit, trade receivables, trade payables and short-term borrowings approximate fair value because of the short maturity of those instruments. The carrying amount of the term note approximates fair value because of its variable interest rate. The fair value of the Company's financial instruments is based upon current borrowing rates available for financings with similar terms and maturities, and is not representative of the amount that could be settled, nor does the fair value amount consider the tax consequences, if any, of settlement.

                                                     December 31, 2006                    December 31, 2005
                                            ----------------------------------    ---------------------------------
                                                Carrying           Estimated         Carrying          Estimated
                                                 Amount           Fair Value          Amount           Fair Value
                                            ----------------    --------------    --------------    ---------------
        Term note - Fort Cobb vehicles...     $    35,003        $     30,808       $    19,822      $     18,332
        Trade note payable - Fadden......          30,683              27,894            78,683            68,488


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

     The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements. The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses. Such amounts are before general and administrative expense, depreciation, interest income or expense or income taxes. Inter-segment sales of approximately $1,137,000 and $1,532,000 were eliminated during consolidation for the years ended December 31, 2006 and 2005, respectively.

         Summarized financial information for the years indicated of the Company's reportable segments from continuing operations and a reconciliation of operating margin to consolidated net income is presented below:

                                                                                Year Ended December 31,
                                                                          -------------------------------------
                                                                               2006                 2005
                                                                          ----------------    -----------------
                               Onshore Operations
        Revenues......................................................    $   6,844,264       $   7,094,372
        Operating margin..............................................        1,156,668             968,776
        Depreciation and amortization.................................          257,671             268,359
        Interest expense..............................................           10,609              32,476
        Capital expenditures..........................................           72,042              21,926
        Total assets..................................................        5,654,981           5,424,977

                                                      F-20



                                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



                              Offshore Operations
        Revenues......................................................        1,317,307           1,407,019
        Operating margin..............................................        1,018,553           1,150,186
        Depreciation and amortization.................................          151,713             150,772
        Interest expense..............................................             --                  --
        Capital expenditures..........................................           26,434                --
        Total assets..................................................        1,293,925           1,499,971

                              Fort Cobb Operations
        Revenues......................................................        2,012,665           2,008,892
        Operating margin..............................................          339,378             132,013
        Depreciation and amortization.................................          116,974             128,271
        Interest expense..............................................           42,274              55,242
        Capital expenditures..........................................            7,077              63,548
        Total assets..................................................        2,036,112           2,172,991

                                     Total
        Revenues......................................................       10,174,236          10,510,283
        Operating margin..............................................        2,514,599           2,250,975
        Depreciation and amortization.................................          526,358             547,404
        Interest expense..............................................           52,883              87,718
        Capital expenditures..........................................          105,553              85,474
        Total assets..................................................        8,976,018           9,097,953


                          Reconciliation to Net Income
        Operating margin..............................................    $   2,514,599       $   2,250,975
        Less:
        Depreciation and amortization.................................          526,358             547,404
        Accretion and changes in estimates............................           24,623              22,975
        General and administrative....................................        1,657,997           1,814,238
        Interest expense..............................................           52,883              87,718
        Plus:
        Other income (expense) - net..................................           52,453               1,793
        Discontinued operations.......................................                -             269,694
        Gain on disposal of discontinued operations, net of taxes.....                -           1,705,257
        Net income....................................................    $     305,191       $   1,755,384


         The Company purchases natural gas from several producers and suppliers, and during the year ended December 31, 2006, three companies supplied 68%, 22% and 10% of the total cost of natural gas purchased. During the year ended
December 31, 2005, three companies supplied 39%, 32% and 24% of the total cost of natural gas purchased. Gross sales to customers representing 10% or more of total revenue for the years ended December 31, 2006 and 2005 are as follows:

                                                                  Year Ended December 31,
                                                                -----------------------------
                                                                    2006            2005
                                                                -------------    ------------
        Dart Container Corporation.........................          53%              25%
        Saint Gobain Containers............................          18%               -
        TXU Portfolio Management Co. LP....................           -               54%

         The Company's natural gas pipeline operations have a diverse customer base in the natural gas transmission, distribution and various other industries.
This diversity of customers may reduce the Company's overall exposure to credit

                                      F-21

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES risk since the variety of customers may not be similarly affected by the changes in economic or other conditions. The Company's accounts receivable are generally not collateralized. The Company believes that the loss of a major customer would not have a material adverse effect on its financial position, results of operations or cash flows because such customer could be replaced readily.

(11) Related Party Transactions

     In connection with the Gateway-ADAC Pipeline, L.L.C. partnership, the Company paid to ADAC $97,866 for distributable net income for year ended December 31, 2006 and has a distribution payable to ADAC in the amount of $18,930 as of December 31, 2006.

     Accrued expenses at December 31, 2006 include unpaid directors' fees of $13,688.

(12) Discontinued Operations

     Effective July 27, 2005, Gateway Pipeline Company and Gateway Processing Company, wholly owned subsidiaries of the Company, sold their four-inch gathering line and three-inch injection line as well as the Original Madisonville Agreements to a third party buyer for approximately $2.7 million. The Company retained the ten-inch sales line connected to the Madisonville Pipeline Facility and became a transporter of gas from the Madisonville Plant to the sales point. Due to the sale of these facilities, the operations of the Madisonville Pipeline Facility has been reported as a discontinued operation. Accordingly, prior period financial statement amounts have been adjusted to give effect to this disposition as a discontinued operation. Interest has been allocated to this discontinued operation based on the debt amounts directly attributable to and secured by the underlying assets disposed in accordance with Emerging Issue Task Force 87-24 "Allocation of Interest to Discontinued Operations." For the year ended December 31, 2005, the amount of interest allocated to discontinued operations was $270,206.

     Following are the results of operations of the Madisonville pipeline facility for the year ended December 31, 2005.

            Operating revenues (1)....................  $ 9,661,596
            Operating costs and expenses (2)..........    9,157,424
            Other expenses, net (3)...................      234,478
                                                        -----------
            Income from discontinued
               operations, net of taxes...............  $   269,694
                                                        -----------
            Gain on disposal of discontinued
               operations, net of taxes...............  $ 1,705,257
                                                        ===========
            Basic and diluted income per share
               share from discontinued
               operations.............................  $      0.02
                                                        ===========
            Basic and diluted income per
               share from gain on disposal of
               discontinued operations................         0.10
                                                        ===========
            Total.....................................  $      0.12
                                                        ===========

            Weighted average number of
               common shares outstanding:
            Basic and diluted.........................   16,803,772


     (1) Operating revenues were $9,661,596 for the year ended December 31, 2005. This revenue stream contains gas sales from the gas purchased from the Madisonville producer and the price upside revenue received when the market price of the gas that Gateway receives is in excess of certain contract minimum prices.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

     (2) Operating costs and expenses were $9,157,424 for the year ended December 31, 2005. This cost is comprised of the gas purchased at the well head from the Madisonville purchaser and other operating expenses.

     (3) Other expenses were $234,478 for the year ended December 31, 2005. This cost is attributable to the 15% guaranteed return to ADAC as a result of the guarantee that ADAC provided on the $900,000 Balloon Note that is extinguished upon their conversion of the ADAC guarantee into a 33.33% interest in the Madisonville project just prior to closing of the final funding, interest expense on the debt associated with the Madisonville pipeline facility, income tax expense, as well as depreciation expense.


(13) Subsequent Events

     On March 22, 2007, HNNG Development, LLC, prepaid the promissory note attached to the December 22, 2006 Asset Purchase Agreement, relating to sale of the Company's interest in the First Amended and Restated Agreement to Develop Natural Gas Treatment Projects Using Mehra Gas Treating Units with Advanced Extraction Technologies, Inc., involving certain rights to a patented nitrogen rejection process. The amount of the payment was $300,000.