Form 10QSB
period 2007-03-31
GATEWAY ENERGY CORP/NE
filed 2007-05-14
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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
Yes  X   No
   -----   -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act. Yes      No  X
                                   -----   -----

As of May 1, 2007, the Issuer had 17,140,937 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                   -----   -----

                                   FORM 10-QSB

                                     Part I
                                     ------

Item  1.  Financial Statements
          --------------------
                                                                           Page
                                                                           ----

           Unaudited Consolidated Balance Sheet
               as of March 31, 2007                                          3

           Unaudited Consolidated Statements of Operations
               for the three months ended March 31, 2007
               and March 31, 2006                                            4

           Unaudited Consolidated Statements of Cash Flows
               for the three months ended March 31, 2007
               and March 31, 2006                                            5

           Notes to Unaudited Consolidated Financial Statements              6

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)

 ASSETS
Current Assets
   Cash and cash equivalents ...................................   $  1,721,865
   Restricted cash .............................................         31,497
   Trade accounts receivable ...................................      1,480,032
   Inventories, at average cost ................................         45,626
   Prepaid expenses and other assets ...........................        375,366
                                                                   ------------
        Total current assets ...................................      3,654,386
                                                                   ------------

Property and Equipment, at cost
   Gas gathering, processing and transportation ................     10,192,968
   Office furniture and other equipment ........................        840,018
                                                                   ------------
                                                                     11,032,986
   Less accumulated depreciation and amortization ..............     (5,205,878)
                                                                   ------------
                                                                      5,827,108
                                                                   ------------


Other Assets ...................................................        136,664
                                                                   ------------
        Total assets ...........................................   $  9,618,158
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ............................................   $    906,648
   Accrued expenses and other liabilities ......................        125,943
   Note payable ................................................         28,000
   Current maturities of long-term debt ........................        518,142
   Current maturities of capital lease .........................         15,492
                                                                   ------------
        Total current liabilities ..............................      1,594,225
                                                                   ------------

Future asset retirement obligations ............................        374,850
Long-term debt, less current maturities ........................         52,120
Long-term capital lease, less current maturities ...............         43,005
Minority interest payable ......................................        833,222

Commitments and contingencies ..................................           --

Stockholders' Equity
   Preferred stock - $1.00 par value; 10,000 shares authorized;
      no shares issued and outstanding .........................           --
   Common stock - $0.25 par value; 35,000,000 shares authorized;
      17,140,937 shares issued and outstanding .................      4,285,232
   Additional paid-in capital ..................................     16,164,843
   Accumulated deficit .........................................    (13,729,339)
                                                                   ------------
        Total stockholders' equity .............................      6,720,736
                                                                   ------------
        Total liabilities and stockholders' equity .............   $  9,618,158
                                                                   ============


   The accompanying notes are an integral part of these financial statements.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



                                                        Three Months Ended March 31,
                                                            2007            2006
                                                        ------------    ------------
Operating revenues
    Sales of natural gas ............................   $  2,602,269    $  2,280,146
    Transportation of natural gas and liquids .......        472,791         424,516
    Treating and other ..............................         43,986          39,708
                                                        ------------    ------------
                                                           3,119,046       2,744,370
                                                        ------------    ------------
Operating costs and expenses
    Cost of natural gas purchased ...................      1,834,713       1,914,071
    Operation and maintenance .......................        249,889         265,318
    Depreciation and amortization ...................        125,958         133,239
    Accretion expense ...............................          6,595           6,155
    General and administrative ......................        558,150         381,716
                                                        ------------    ------------
Operating income ....................................        343,741          43,871

Other income (expense)
    Interest income .................................         15,211           6,751
    Interest expense ................................        (13,592)        (11,715)
    Gain on sale of intangible asset ................        286,579            --
    Gain on sale of asset ...........................           --             1,504
    Other income, net ...............................           (956)            521
    Minority interest in earnings ...................        (20,955)        (13,847)
                                                        ------------    ------------
                                                             266,287         (16,786)
                                                        ------------    ------------
Income before income tax expense ....................        610,028          27,085
Income tax expense ..................................           --              --
                                                        ------------    ------------
Net income ..........................................   $    610,028    $     27,085
                                                        ============    ============

Basic and diluted income per share ..................   $       0.04    $       --
                                                        ============    ============

Weighted average number of common shares outstanding:
    Basic ...........................................     17,140,937      17,130,937
    Diluted .........................................     17,223,659      17,143,906


     The accompanying notes are an integral part of these financial statements.

                                         4



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                                      Three Months Ended March 31,
                                                                           2007           2006
                                                                       -----------    -----------
Cash flows from operating activities
   Net income ......................................................   $   610,028    $    27,085
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................       125,958        133,239
      Minority interest ............................................        20,955         13,847
      Stock based compensation expense .............................         6,291           --
      Accretion expense ............................................         6,595          6,155
      Amortization of debt issue costs .............................         7,978          2,471
      Gains on sale of assets ......................................      (286,579)        (1,504)
      Change in operating assets and liabilities:
         Trade accounts receivable .................................      (127,389)       325,715
         Inventories, at average cost ..............................        (1,385)        (2,638)
         Prepaid expenses and other assets .........................       162,898        (40,511)
         Minority interest payable .................................          (974)          --
         Accounts payable ..........................................       190,535       (281,340)
         Accrued expenses and other liabilities ....................        (8,039)        46,252
                                                                       -----------    -----------
              Net cash provided by operating activities ............       706,872        228,771
                                                                       -----------    -----------

Cash flows from investing activities
      Capital expenditures .........................................        (6,848)       (10,400)
      Proceeds from collection of note receivable ..................       300,000           --
      Proceeds from sale of asset ..................................          --            2,200
                                                                       -----------    -----------
              Net cash provided by (used in) investing activities ..       293,152         (8,200)
                                                                       -----------    -----------

Cash flows from financing activities
      Payments on borrowings .......................................      (297,008)       (51,150)
      Restricted cash for letter of credit, net ....................        11,648           (779)
      Deferred financing costs .....................................       (28,500)          --
      Distributions to minority partner ............................       (25,122)       (18,807)
                                                                       -----------    -----------
              Net cash used in financing activities ................      (338,982)       (70,736)
                                                                       -----------    -----------

Net increase in cash and cash equivalents ..........................       661,042        149,835

Cash and cash equivalents at beginning of period ...................     1,060,823        865,805
                                                                       -----------    -----------
Cash and cash equivalents at end of period .........................   $ 1,721,865    $ 1,015,640
                                                                       ===========    ===========

Supplemental disclosures of cash flow information:
    Cash paid for interest .........................................   $    13,596    $    10,547

Supplemental schedule of noncash investing and financing activities:
    Trade note payable for insurance premiums ......................   $   438,878    $      --


            The accompanying notes are an integral part of these financial statements.

                                                5

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)


(1)      Nature of Business

         Gateway Energy Corporation (the "Company," or "Gateway"), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb Fuel Authority, L.L.C. ("Fort Cobb") and Gateway Processing Company. Gateway-ADAC Pipeline, L.L.C. which is majority-owned (67%) by Gateway Pipeline Company, was formed in September 2005. Access to the Company's annual report on Form 10-KSB, quarterly reports on Form 10-QSB, the Company's Code of Ethics, and current reports on Form 8-K is available at the Company's website, www.gatewayenergy.com.

(2)      Summary of Significant Accounting Policies

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows. Certain reclassifications have been made to the prior period statements to be consistent with the current presentation.

Principles of Consolidation

         The Company consolidates the financial statements of its majority-owned and wholly-owned subsidiaries which includes the accounts of Gateway Energy Corporation and its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Fort Cobb, Gateway Processing Company, and Gateway-ADAC Pipeline, L.L.C., of which the Company has a 67% ownership. The portion not owned by the Company is recorded as minority interest. All significant intercompany transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements have been prepared by the Company, without audit. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Revenue Recognition Policy

         Revenues from the sales of natural gas are generated under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices. The Company purchases and sales the gas using the same index to minimize commodity price risk. Revenues from the sales of natural gas are recognized at the redelivery point, which is the point at which title to the natural gas transfers to the purchaser. Transportation revenues are generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported. Transportation revenues onshore are recognized at the redelivery point, which is the point at which another party takes physical custody of the natural gas or liquid hydrocarbons. Transportation revenues offshore are recognized at the Company's receipt point.

Property and Equipment

         Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the year ended March 31, 2007, property and equipment included $87,222 of equipment financed under a capital lease, net of $12,778 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2007
(Unaudited)



         For the three months ended March 31, 2007 and 2006, depreciation expense was $125,648 and $126,062, respectively.

         Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There have been no impairments of long-lived assets required during the three months ended March 31, 2007.

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations"(discussed below) during the year ended December 31, 2003, and accordingly provides for the future asset retirement obligations related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability. The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the three months ended March 31, 2007 and 2006:

                                      Three Months Ended March 31,
                                      ----------------------------
                                         2007               2006
                                      ---------          ---------
              Beginning balance       $ 368,255          $ 343,633
              Accretion                   6,595              6,155
              Ending balance          $ 374,850          $ 349,788


Other Assets

         The Company's primary other asset, its license for a patented process to remove nitrogen from natural gas production, was sold to HNNG Development, LLC ("HNNG") on December 22, 2006 for $600,000, consisting of a non-refundable $200,000 paid at closing and a promissory note, with an imputed interest rate of 10%, payable to the Company in the amount of $400,000, which note is discounted by $100,000 if prepaid on or before March 22, 2007. On March 22, 2007, HNNG prepaid the note in the amount of $300,000.

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

Income Taxes

         The Company has no current tax provision for the three months ended March 31, 2007 and 2006 because the Company used net operating loss carry-forwards to offset pretax financial income, if any, and has concluded that the tax benefits related to remaining net operating loss carryforwards may not be realized in future periods and are therefore fully reserved in the accompanying financial statements. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method,

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2007
(Unaudited)


deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates expected to apply when these differences reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that they will not be realized. The deferred tax provision is the result of changes in deferred tax assets and liabilities.


Earnings Per Share

         Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive. Earnings per common share were computed as follows:


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      2007              2006
                                                   ----------        ----------
        Weighted average number of common
           shares outstanding                      17,140,937        17,130,937
        Effect of dilutive securities                  82,722            12,969
                                                  -----------       -----------
        Weighted average dilutive common shares
           outstanding                             17,223,659        17,143,906
                                                  ===========       ===========

        Net income                                $   610,028       $    27,085
                                                  ===========       ===========

        Basic and diluted income per share        $      0.04       $      --
                                                  ===========       ===========


Accounting Pronouncements and Recent Regulatory Developments

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS no. 157 is effective for fiscal years beginning after November 15, 2007. The Company is continuing to assess the impact of SFAS No. 157.


         On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2007, the Company had no material uncertain tax positions.

Use of Estimates

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's significant estimates include depreciation of long-lived assets, amortization of deferred loan costs, valuation of the Shipwreck asset retirement obligation, and valuation of stock based transactions. Actual results could differ from those estimates.

(3)      Stock-Based Compensation Plans

         We have two types of stock-based compensation plans, one covers employees and the other covers our Board of Directors, which are similar in nature.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2007
(Unaudited)



         Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R") utilizing the modified prospective approach. The options generally vest ratably over three years and expire between five and ten years.

         Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the three months ended March 31, 2007 includes compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

         As a result of SFAS No. 123R, compensation cost related to non-qualified stock options recognized for the three months ended March 31, 2007 was $6,291. We view all awards of stock-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the award on a straight-line basis over the life of the award.

         We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. During the three months ended March 31, 2007, no stock options were exercised. In addition, we receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. We record this deduction as a tax asset with a corresponding amount recorded as additional paid-in capital.

         The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is estimated using the annualized historical stock prices to derive an expected term. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The Company uses the Black-Scholes option pricing model to compute the fair value of stock options, which requires the Company to make the following assumptions:

     o The risk-free interest rate is based on the five-year Treasury bond at date of grant.

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

         The following weighted-average assumptions were used in determining the fair value of stock options granted during the quarter ended March 31, 2007, using the Black-Sholes model. There were no options granted during the three months ended March 31, 2006.

                Risk-free interest rate...............       4.81%
                Dividend yield........................          0%
                Expected volatility...................         83%
                Option life (years)...................       5.00


         The expected term has been calculated using the Securities and Exchange Commission Staff's simplified approach from Staff Accounting Bulletin No. 107. We have analyzed historical volitility and based on an analysis of all relevant factors use a three-year period to estimate expected volatility of our stock option grants.

         At March 31, 2007, there was $152,146 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of three years.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2007
(Unaudited)


The following table represents stock option activity for the three months ended
March 31, 2007:

                                                                                                       Weighted          Intrinsic
                                                                                   Weighted            Average           Value of
                                                                                   Average           Contractual        Options as
                                                                                   Exercise           Terms (in        of  March 31,
                                                                 Shares             Price               years)             2007
                                                             --------------     --------------     --------------     --------------
Options outstanding, beginning of period..                        694,083           $0.44               3.28
Options granted...........................                        410,000            0.45               4.96
Options exercised or canceled.............                        (50,000)           1.19                -
                                                                ---------
Options outstanding, end of period........                      1,054,083           $0.41               3.93             $ 100,534
                                                                =========                                                =========
Options exercisable, end of period........                        444,083           $0.39               2.88             $  52,034
                                                                =========                                                =========

         The market value of the Company's common stock on March 30, 2007 was $0.50 per share.

         The weighted-average grant-date fair value of options granted during 2007 was $0.31 for the three months ended March 31, 2007.


(4)      Debt

Note Payable

         Fort Cobb's revolving credit agreement provides for maximum available borrowings of up to $250,000 through September 16, 2007. Principal outstanding under the agreement accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at March 31, 2007 was 9.50%. The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt were capitalized as deferred loan costs and are being charged to interest expense ratably over the maturity period of the note. Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and guaranteed by the Company. The Company had $222,000 of available borrowings under the agreement as of March 31, 2007. If the pending sale of the Fort Cobb subsidiary occurs, this note payable will be transferred to the new buyers.

Long-term Debt

         Long-term debt at March 31, 2007 consisted of the following:

              Term note - Fort Cobb.......................    $   176,097
              Term note - Fort Cobb vehicles..............         31,668
              Trade note payable - Insurance..............        343,814
              Trade note payable - Fadden.................         18,683
                                                              -----------
                                                                  570,262
              Less current maturities.....................       (518,142)
                                                              -----------
                                                              $    52,120
                                                              ===========


Term Note - Fort Cobb

         Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank.
Principal outstanding under the note accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at March 31, 2007 was 9.50%. The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008. Costs of obtaining this debt were capitalized as deferred loan costs and are being charged to interest expense ratably over the maturity period of the note. Fort
Cobb used the proceeds to refinance its previous borrowings from the Company, and then the Company used the proceeds for general corporate purposes. If the pending sale of the Fort Cobb subsidiary occurs, this note will be transferred to the new buyers.

                                       10

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2007
(Unaudited)


Term Note - Fort Cobb Vehicles

         In March 2003, Fort Cobb borrowed $57,900 from a bank to buy three replacement service vehicles. The note required monthly principal and interest payments of $1,387, bearing interest at a rate of 6.99%, and originally matured on March 25, 2007. On June 21, 2006, Fort Cobb purchased and financed a new vehicle. In doing this, Fort Cobb rolled the remaining balance of the March 2003 loan, which was $13,622, into a new note. This note requires monthly principal and interest payments of $1,331, bears interest at a rate of 7.49%, and matures on May 25, 2009. If the pending sale of the Fort Cobb subsidiary occurs, this note will be transferred to the new buyers.

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

         During 2007, the Company executed premium finance agreements for its insurance premiums. The total of the note was $438,878 and the interest rate is 7.19%. The note requires monthly principal and interest payments. The amount of the monthly payment varies depending any changes in coverage and policy renewal period changes.

Letters of Credit

         As of March 31, 2007, the Company had outstanding letters of credit totaling $1,028,000.

(5)      Commitments and Contingencies

         From time to time the Company is involved in litigation concerning its properties and operations. There is no known or pending litigation expected to have a material effect on the Company's financial statements.

(6)      Related Party Transactions

         Accrued expenses at March 31, 2007 include unpaid fees for a former director of $13,688.

(7)      Subsequent Events

         On April 13, 2007, the Company entered into a Member Interest Purchase Agreement with Navitas Assets, L.L.C., regarding the sale of all of the Company's interest in Fort Cobb. The total purchase price for the sale will consist of cash of $2,585,000, plus the net working capital of Fort Cobb, and other customary adjustments. In addition, Gateway will be released from its guarantee of approximately $200,000 of bank debt owed by Fort Cobb. The sale is subject to regulatory approval by the Oklahoma Corporation Commission and closing is expected to occur, if approved, during the second quarter of 2007.

(8)      Segment Disclosures

         All of the Company's operations are in the domestic U.S., including the Gulf of Mexico in Texas and federal waters. The Company's management reviews and evaluates separately the operations of four main segments--Onshore Operations, Offshore Operations, Corporate Operations, and Fort Cobb Operations. Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance. Onshore Operations include natural gas gathering, transportation and distribution activities in Texas and Oklahoma. Offshore Operations include natural gas and liquid hydrocarbon gathering and transportation activities in the Gulf of Mexico, in Texas and in federal waters. The principal markets for the Onshore segment are affiliates of large intrastate and interstate pipeline companies and industrial customers, and for the Offshore segment they are affiliates of large intrastate and interstate pipeline companies. Fort Cobb Operations are comprised of a local natural gas distribution company in Oklahoma. This segment supplies natural gas to approximately 1,800 customers, principally for irrigation and crop drying fuel for farming cooperatives and residential fuel. Corporate Operations include general and administrative costs as well as any non-subsidiary specific items.

         The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements. The Company evaluates the segments based on operating margin, defined as revenues less cost



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2007
(Unaudited)


of purchased gas and operating and maintenance expenses. Such amounts are before general and administrative expense, depreciation, interest income or expense or income taxes. Inter-segment sales of $370,000 and $330,000 were eliminated during consolidation for the three months ended March 31, 2007 and 2006.

         Summarized financial information of the Company's reportable segments from continuing operations and a reconciliation of operating margin to consolidated net income, is presented below:


                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                2007              2006
                                                             ----------        ----------

                      Onshore Operations
        Revenues..................................           $1,811,565        $1,857,656
        Operating margin..........................              275,774           259,488
        Depreciation and amortization.............               56,227            61,485
        Interest expense..........................                2,333             2,831
        Capital expenditures......................                2,722             9,597
        Total assets..............................            5,000,721         4,765,260

                      Offshore Operations
        Revenues..................................              386,323           346,556
        Operating margin..........................              320,078           274,093
        Depreciation and amortization.............               38,521            37,694
        Capital expenditures......................                3,630                 -
        Total assets..............................            1,355,215         1,422,780


                     Fort Cobb Operations
        Revenues..................................              921,158           540,158
        Operating margin..........................              438,592            31,400
        Depreciation and amortization.............               30,269            29,324
        Interest expense..........................                7,605             8,884
        Capital expenditures......................                  496               803
        Total assets..............................            2,045,886         1,813,934


                     Corporate Operations
        Depreciation and amortization.............                  941             4,736
        Interest expense..........................                3,654                 -
        Total assets..............................            1,216,336           826,022


                           Total
        Revenues..................................            3,119,046         2,744,370
        Operating margin..........................            1,034,444           564,981
        Depreciation and amortization.............              125,958           133,239
        Interest expense..........................               13,592            11,715
        Capital expenditures......................                6,848            10,400
        Total assets..............................            9,618,158         8,827,996

                                            12



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2007
(Unaudited)



                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                2007              2006
                                                             ----------        ----------

               Reconciliation to net income
        Operating margin..........................           $1,034,444        $  564,981
        Less:
          Depreciation and amortization...........              125,958           133,239
          Accretion expense.......................                6,595             6,155
          General and administrative..............              558,150           381,716
          Interest expense........................               13,592            11,715
          Minority interest.......................               20,955            13,847
        Plus:
          Interest income.........................               15,211             6,751
          Other income, net.......................                 (956)              521
          Gain on disposal of assets..............              286,579             1,504
                                                             ----------        ----------

        Net income................................           $  610,028        $   27,085
                                                             ==========        ==========


Item  2. Management's Discussion and Analysis of Financial Condition or
         --------------------------------------------------------------
         Plan of Operations.
         -------------------

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance, and our future operations. In some cases, you can identify these forward-looking statements by the use of words such as "may," "will," "should," "anticipates,"
"believes," "expects," "plans," "future," "intends," "could," "estimate,"
"predict," "potential," "continue," or the negative of these terms or other similar expressions. These statements are only our predictions. Our actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-KSB for the year ended December 31, 2006. We cannot guarantee future results, levels of activities, performance, or achievements. We undertake no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

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

         Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount. There was no impairment required as of March 31, 2007.

                                       13

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

Use of Estimates

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's significant estimates include depreciation of long-lived assets, amortization of deferred loan costs, valuation of the asset retirement obligation, valuation of deferred tax assets, and valuation of stock based transactions. Actual results could differ from those estimates.


Results of Operations

General

         The Henry Hub closing index price for natural gas during the three months ended March 31, 2007 averaged $6.77 per MMBtu, compared to $7.50 for the same period of the prior year. In the accompanying financial statements, the Company's revenues from sales of natural gas, along with the cost of natural gas purchased, decreased proportionately from prior year levels. Because the Company buys and sells gas under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices to minimize commodity price risk, the Company's net operating margin is relatively insensitive to fluctuations in the market price of gas. Accordingly, the Company evaluates each of its activities based on the operating margin it produces. The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. Management reviews and evaluates the operations of three main segments--Onshore operations, Offshore operations and Fort Cobb operations.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Total Operations
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2007             2006
                                                     ----------       ----------
         Revenues.............................       $3,119,046       $2,744,370
         Operating margin.....................        1,034,444          564,981
         Depreciation and amortization........          125,958          133,239

         Operating margins for the three months ended March 31, 2007 increased $469,000 compared to the same period of the prior year. Fort Cobb operating margin increased $407,000, Offshore operating margins increased $46,000, and Onshore operating margins increased by $16,000. These segments are discussed individually below in greater detail.

Onshore Operations
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2007             2006
                                                     ----------       ----------
         Revenues.............................       $1,811,565       $1,857,656
         Operating margin.....................          275,774          259,488
         Depreciation and amortization........           57,168           66,221

         Operating margins for onshore operations increased in the first quarter by $16,000 from the same period of the prior year. The increase was mainly due to increased throughput volumes at the Company's Madisonville pipeline facility.

Offshore Operations
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2007             2006
                                                     ----------       ----------
         Revenues.............................       $  386,323       $  346,556
         Operating margin.....................          320,078          274,093
         Depreciation and amortization........           38,521           37,694

         Operating margins for offshore operations increased in the first quarter by $46,000 from the same period of the prior year. The increase was mainly due to increased throughput volumes at the Company's Bolivar pipeline system, partially offset by a decrease in throughput on the Pirates Beach pipeline system. In January 2007, a new well was tied to the Company's Bolivar pipeline system. The Company continues to see additional drilling activities near its offshore pipeline facilities.

Fort Cobb Operations
                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                        2007             2006
                                                     ----------       ----------
         Revenues.............................       $  921,158       $  540,158
         Operating margin.....................          438,592           31,400
         Depreciation and amortization........           30,269           29,324

         Operating margins for Fort Cobb operations increased in the first quarter by $407,000 from the same period of the prior year due to an increase in sales volumes as well as the impact of the increased sales rates due to the rate case approved in November 2006. This sales volume increase is in part due to a colder than average three-month period.

         On April 13, 2007, the Company entered into a Member Interest Purchase Agreement with Navitas Assets, L.L.C., regarding the sale of all of the Company's interest in Fort Cobb Fuel Authority, LLC. The total purchase price for the sale will consist of cash of $2,585,000, plus the net working capital of Fort Cobb, and other customary adjustments. In addition, Gateway will be released from its guarantee of approximately $200,000 of bank debt owed by Fort Cobb. The sale is subject to regulatory approval by the Oklahoma Corporation Commission and closing is expected to occur, if approved, during the second quarter of 2007. This transaction, had it occurred on January 1, 2006, would have reduced 2006 annual revenues by $2,012,665 and operating margins by $339,378. Also, the consolidated net income for the year ended December 31, 2006 would have been reduced by $61,303. Typically, the first quarter is Fort Cobb's strongest quarter as it is a winter peaking operation.

Operations Support and Other Income (Expense)

         General and administrative expenses for the quarter increased by $176,000 compared to 2006, primarily due to increased insurance expenses, legal expenses, and accounting fees, partially offset by a decrease in consulting fees. The increase in legal fees was due to the write-off of $42,800 in legal fees in the first quarter of 2006.

         Interest income fluctuates directly with the average amount of cash on deposit.

         Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement.

         During the period, the Company completed the sale of its license for a patented process to remove nitrogen from natural gas production to HNNG Development, LLC ("HNNG"). Therefore, the Company booked a gain on sale from the license in the amount of $286,579.

Liquidity and Capital Resources

         Going forward, the Company's strategy is to maximize the potential of currently-owned properties, to construct new pipeline systems, and to acquire properties that meet its economic performance hurdles. Until we are able to successfully raise additional growth capital, we will execute our growth strategy through strategic alliances. Also, any currently-owned properties are subject to sale under the right circumstances (valuation and timing), if the Company believes that the proceeds from any such sale could be effectively redeployed.

         The Company is actively seeking additional outside capital to allow it to accelerate the implementation of its growth strategy. Such new capital may take several forms. There is no guarantee that we will be able to raise outside capital or be able to sell assets on terms favorable to the Company. Without a significant infusion of new capital, we believe we can finance the construction of new facilities and generate new cash flows to the Company, but only at a pace that can be supported by cash flows and our existing financing agreements.

         The Company had available cash of $1,721,865 at March 31, 2007.

         Net cash provided by operating activities totaled $707,000 for the three months ended March 31, 2007, compared to $229,000 during the same period of the previous year.

         Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally-generated funds and available cash and bank borrowings as needed. The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

         Fort Cobb's revolving credit agreement provides for maximum available borrowings of up to $250,000 through September 16, 2007. Principal outstanding under the agreement accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at March 31, 2007 was 9.50%. The balance under the agreement is due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt were capitalized as deferred loan costs and are being charged to interest expense ratably over the maturity period of the note. Fort Cobb uses the proceeds from time to time for general working capital purposes. The agreement, along with the Fort Cobb Term Note discussed below, is collateralized with the assets of Fort Cobb and is guaranteed by the Company. The Company had $222,000 of available borrowings under the agreement as of March 31, 2007. If the pending sale of the Fort Cobb subsidiary occurs, this note will be transferred to the new buyers.

         Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank. Principal outstanding under the note accrues interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at March 31, 2007 was 9.50%. The note requires monthly payments of approximately $13,000, with the balance under the note due June 1, 2008. Costs of obtaining this debt were capitalized as deferred loan costs and are being charged to interest expense ratably over the maturity period of the note. Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and then the Company used the proceeds for general corporate purposes. If the pending sale of the Fort Cobb subsidiary occurs, this note will be transferred to the new buyers.

         In March 2003, Fort Cobb borrowed $57,900 from a bank to buy three replacement service vehicles. The note required monthly principal and interest payments of $1,387, bare interest at a rate of 6.99%, and originally matured on March 25, 2007. On June 21, 2006, Fort Cobb purchased and financed a new vehicle. In doing this, Fort Cobb rolled the remaining balance of the March 2003 loan, which was $13,622, into a new note. This note requires monthly principal and interest payments of $1,331, bears interest at a rate of 7.49%, and matures on May 25, 2009. If the pending sale of the Fort Cobb subsidiary occurs, this note will be transferred to the new buyers.

         In October 2005, in connection with the settlement of a dispute with Michael Fadden, the Company executed a trade note for $96,000, bearing no interest, payable in twenty-four monthly installments of $4,000. The note is secured by a letter of credit. Interest expense is being recognized over the life of the note at an imputed rate of 10% and will be paid in full on October 1, 2007.

         During 2007, the Company executed premium finance agreements for its insurance premiums. The total of the note was $438,878 and the interest rate is 7.19%. The note requires monthly principal and interest payments. The amount of the monthly payment varies depending any changes in coverage and policy renewal period changes.

         At March 31, 2007, the Company's ratio of long-term debt, less current maturities, to total capitalization was approximately 1%.

         At March 31, 2007, the Company had outstanding letters of credit for gas purchases totaling $1,028,000.

         Natural gas prices as represented by the NYMEX Henry Hub index averaged $6.77 and $7.50 for the three months ended March 31, 2007 and 2006. The Company's operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements. However, natural gas prices can affect exploration and development which can result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

         The Company has no off-balance sheet arrangements at March 31, 2007; however, see Note 5 to the consolidated financial statements regarding Commitments and Contingencies.

Subsequent Events

         On April 13, 2007, the Company entered into a Member Interest Purchase Agreement with Navitas Assets, L.L.C., regarding the sale of all of the Company's interest in Fort Cobb. The total purchase price for the sale will consist of cash of $2,585,000, plus the net working capital of Fort Cobb, and other customary adjustments. In addition, Gateway will be released from its guarantee of approximately $200,000 of bank debt owed by Fort Cobb. The sale is subject to regulatory approval by the Oklahoma Corporation Commission and closing is expected to occur, if approved, during the second quarter of 2007.


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

         There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.



                       Part II - OTHER INFORMATION
                       ---------------------------

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

         May 11, 2007
------------------------------
(Date)