Form 10QSB
period 2007-06-30
GATEWAY ENERGY CORP/NE
filed 2007-08-14
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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
                                 Yes  X   No
                                    -----   -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.  Yes      No  X
                                    -----   -----

As of July 29, 2007, the Issuer had 17,336,687 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                   -----   -----

                                   FORM 10-QSB

                         Part I - Financial Information
                         ------------------------------


Item  1.  Financial Statements
          --------------------
                                                                            Page
                                                                            ----

            Unaudited Consolidated Balance Sheet
                as of June 30, 2007                                          3

            Unaudited Consolidated Statements of Operations
                for the three and six month periods ended June 30, 2007
                and June 30, 2006                                            4

            Unaudited Consolidated Statements of Cash Flows for the
                six month period ended June 30, 2007
                and June 30, 2006                                            5

            Notes to Unaudited Consolidated Financial Statements             6

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)



 ASSETS
Current Assets
   Cash and cash equivalents ...................................   $  4,141,271
   Restricted cash .............................................         19,681
   Accounts receivable trade ...................................      1,674,280
   Prepaid expenses and other assets ...........................        361,084
                                                                   ------------
        Total current assets ...................................      6,196,316
                                                                   ------------

Property and Equipment, at cost
   Gas gathering, processing and transportation ................      7,159,401
   Office furniture and other equipment ........................        219,504
                                                                   ------------
                                                                      7,378,905
   Less accumulated depreciation and amortization ..............     (3,120,545)
                                                                   ------------
                                                                      4,258,360
                                                                   ------------

Other assets ...................................................        124,967
                                                                   ------------
        Total assets ...........................................   $ 10,579,643
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ............................................   $    985,482
   Accrued expenses and other liabilities ......................         72,230
   Current maturities of long-term debt ........................        223,794
   Current maturities of capital lease .........................         16,094
                                                                   ------------
        Total current liabilities ..............................      1,297,600
                                                                   ------------

Future asset retirement obligations ............................        381,448
Long-term capital lease, less current maturities ...............         38,746
Minority interest ..............................................        827,587

Commitments and contingencies ..................................           --

Stockholders' Equity
   Preferred stock - $1.00 par value; 10,000 shares authorized;
      no shares issued and outstanding .........................           --
   Common stock - $0.25 par value; 35,000,000 shares authorized;
      17,336,687 shares issued and outstanding .................      4,334,170
   Additional paid-in capital ..................................     16,205,932
   Accumulated deficit .........................................    (12,505,840)
                                                                   ------------
        Total stockholders' equity .............................      8,034,262
                                                                   ------------
        Total liabilities and stockholders' equity .............   $ 10,579,643
                                                                   ============


   The accompanying notes are an integral part of these financial statements.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



                                                                   Three Months Ended June 30,       Six Months Ended June 30,
                                                                   ----------------------------    ----------------------------
                                                                       2007            2006            2007            2006
                                                                   ------------    ------------    ------------    ------------
Operating revenues
    Sales of natural gas .......................................   $  2,458,289    $  1,672,101    $  4,139,399    $  3,412,092
    Transportation of natural gas and liquids ..................        441,641         458,210         914,432         882,730
    Treating and other .........................................         40,995          49,878          84,981          89,578
                                                                   ------------    ------------    ------------    ------------
                                                                      2,940,925       2,180,189       5,138,812       4,384,400
                                                                   ------------    ------------    ------------    ------------
Operating costs and expenses
    Cost of natural gas purchased ..............................      2,256,542       1,427,346       3,747,039       2,994,048
    Operation and maintenance ..................................        113,483         149,561         235,096         275,991
    Depreciation and amortization ..............................         92,537         100,007         188,224         203,922
    Accretion expense ..........................................          6,598           6,156          13,193          12,311
    General and administrative .................................        249,990         204,160         773,788         456,278
                                                                   ------------    ------------    ------------    ------------
                                                                      2,719,150       1,887,230       4,957,340       3,942,550
                                                                   ------------    ------------    ------------    ------------
Operating income ...............................................        221,775         292,959         181,472         441,850

Other income (expense)
    Interest income ............................................         26,828           6,298          40,390          12,758
    Interest expense ...........................................         (5,759)         (2,713)        (11,746)         (5,544)
    Gain on sale of intangible asset ...........................           --              --           286,579            --
    Other income (expense), net ................................         30,201          (3,858)         25,125          (7,455)
    Minority interest ..........................................        (26,352)        (25,609)        (47,307)        (39,456)
                                                                   ------------    ------------    ------------    ------------
                                                                         24,918         (25,882)        293,041         (39,697)
Income from continuing operations before income
    taxes and discontinued operations ..........................        246,693         267,077         474,513         402,153
Income tax expense .............................................           --              --              --              --
                                                                   ------------    ------------    ------------    ------------
Income from continuing operations ..............................        246,693         267,077         474,513         402,153

Discontinued operations, net of taxes
    Net income (loss) from discontinued operations,
       net of taxes.............................................       (280,130)       (217,017)        102,080        (325,008)

    Gain on disposal of discontinued operations, net
       of taxes ................................................      1,256,934            --         1,256,934            --
                                                                   ------------    ------------    ------------    ------------
Net income .....................................................   $  1,223,497    $     50,060    $  1,833,527    $     77,145
                                                                   ============    ============    ============    ============

Basic and diluted income (loss) per common share
    Continuing operations ......................................   $       0.01    $       0.01    $       0.03    $       0.02
    Discontinued operations ....................................           0.06           (0.01)           0.08           (0.02)
                                                                   ------------    ------------    ------------    ------------
    Net income .................................................   $       0.07    $       --      $       0.11    $       --
                                                                   ============    ============    ============    ============

Weighted average number of common shares outstanding
    Basic ......................................................     17,162,682      17,130,937      17,151,869      17,130,937
    Diluted ....................................................     17,690,704      17,163,992      17,616,297      17,154,959



                             The accompanying notes are an integral part of these financial statements

                                                                4


GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                 Six Months Ended June 30,
                                                                                --------------------------
                                                                                   2007           2006
                                                                                -----------    -----------
Cash flows from operating activities - continuing operations
Continuing operations:
   Income from continuing operations ........................................   $   474,513    $   402,153
   Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization .........................................       188,224        203,922
      Minority interest .....................................................        47,307         25,609
      Stock based compensation expense ......................................        19,817          4,434
      Accretion expense .....................................................        13,193         12,311
      Amortization of debt issue costs ......................................        15,100          8,545
      Gain on sale of intangible asset ......................................      (286,579)          --
      Change in operating assets and liabilities:
         Trade accounts receivable ..........................................      (135,197)       102,778
         Prepaid expenses and other assets ..................................       306,887       (103,896)
         Minority interest payable ..........................................        (1,361)          --
         Accounts payable ...................................................       256,902       (524,076)
         Accrued expenses and other liabilities .............................         6,827        (21,863)
                                                                                -----------    -----------
              Net cash provided by operating activities .....................       905,633        109,917
                                                                                -----------    -----------

Cash flows from investing activities - continuing operations
      Capital expenditures ..................................................       (39,798)       (35,274)
      Proceeds from collection of note receivable ...........................       300,000           --
      Other assets ..........................................................          --           (6,739)
                                                                                -----------    -----------
              Net cash provided (used) in investing activities ..............       260,202        (42,013)
                                                                                -----------    -----------

Cash flows from financing activities - continuing operations
      Payments on borrowings ................................................      (176,466)       (20,070)
      Proceeds from exercise of stock options ...............................        76,501           --
      Restricted cash for letter of credit, net .............................        23,464         (1,261)
      Deferred financing costs ..............................................       (28,500)       (51,087)
      Distributions to minority partner .....................................       (56,722)       (11,588)
                                                                                -----------    -----------
              Net cash used in financing activities .........................      (161,723)       (84,006)
                                                                                -----------    -----------

Net increase in cash and cash equivalents from continuing operations ........     1,004,112        (16,102)

Discontinued operations:
   Net cash provided (used) by operating activities .........................       (97,827)       125,939
   Net cash provided (used) in investing activities .........................     2,721,501        (30,231)
   Net cash provided (used) in financing activities .........................      (547,338)       114,627
                                                                                -----------    -----------

Net increase in cash and cash equivalents from discontinued operations ......     2,076,336        210,335

Cash and cash equivalents at beginning of period ............................     1,060,823        865,805
                                                                                -----------    -----------
Cash and cash equivalents at end of period ..................................   $ 4,141,271    $ 1,060,038
                                                                                ===========    ===========

Supplemental Disclosures of Cash Flow Information:
      Cash paid for interest ................................................   $    23,737    $    21,850
                                                                                ===========    ===========


                 The accompanying notes are an integral part of these financial statements.

                                                     5

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)


(1)      Nature of Business

         Gateway Energy Corporation (the "Company," or "Gateway"), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company and Gateway Processing Company. Gateway-ADAC Pipeline, L.L.C. which is majority-owned (67%) by Gateway Pipeline Company, was formed in September 2005. Access to the Company's annual report on Form 10-KSB, quarterly reports on Form 10-QSB, the Company's Code of Ethics, and current reports on Form 8-K are available at the Company's website, www.gatewayenergy.com.

(2)      Summary of Significant Accounting Policies

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows. Certain reclassifications have been made to the prior period statements to be consistent with the current presentation.

Principles of Consolidation

         The Company consolidates the financial statements of its majority-owned and wholly-owned subsidiaries which includes the accounts of Gateway Energy Corporation and its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Gateway Processing Company, and Gateway-ADAC Pipeline, L.L.C., of which the Company has a 67% ownership. The portion not owned by the Company is recorded as minority interest. All significant intercompany transactions have been eliminated in consolidation.

         Effective May 31, 2007, the Company disposed of 100% of its ownership interests in Fort Cobb Fuel Authority, LLC. The financial statements reflect the historical results of its operations as discontinued operations (see Note 6).

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

Revenue Recognition Policy

         Revenues from the sales of natural gas are generated under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices. The Company purchases and sells the gas using the same index to minimize commodity price risk. Revenues from the sales of natural gas are recognized at the redelivery point, which is the point at which title to the natural gas transfers to the purchaser. Transportation revenues are generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported. Transportation revenues onshore are recognized at the redelivery point, which is the point at which another party takes physical custody of the natural gas or liquid hydrocarbons. Transportation revenues offshore are recognized at the Company's receipt point.

Property and Equipment

         Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the six months ended June 30, 2007, property and equipment included $86,389 of equipment financed under a capital lease, net of $13,611 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2007
(Unaudited)


years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

         For the three and six months ended June 30, 2007 and 2006, depreciation expense was $92,537 and $100,007 and $188,224 and $203,922, respectively.

         Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There have been no impairments of long-lived assets required during the six months ended June 30, 2007.

         The Company provides for future asset retirement obligations under the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability. The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the six months ended June 30, 2007 and 2006:

                                         Six Months Ended June 30,
                                       -----------------------------
                                         2007                2006
                                       ---------           ---------

              Beginning balance        $ 368,255           $ 343,633
              Accretion                   13,193              12,311
              Ending balance           $ 381,448           $ 355,944


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

Income Taxes

         The Company has no current tax provision for the three and six months ended June 30, 2007 and 2006 because the Company used net operating loss carry-forwards to offset pretax financial income, if any, and has concluded that the tax benefits related to remaining net operating loss carryforwards may not be realized in future periods and are therefore fully reserved in the accompanying financial statements. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates expected to apply when these differences reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that they will not be realized. The deferred tax provision is the result of changes in deferred tax assets and liabilities. The Company continues to access at what point the valuation allowance will be recognized.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2007
(Unaudited)


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

                                                      Three Months Ended             Six Months Ended
                                                 ---------------------------    ---------------------------
                                                           June 30,                      June 30,
                                                     2007           2006            2007           2006
                                                 ------------   ------------    ------------   ------------
Weighted average number of common
   shares outstanding ........................     17,162,682     17,130,937      17,151,869     17,130,937
Effect of dilutive securities ................        528,022         33,055         464,428         24,022
                                                 ------------   ------------    ------------   ------------
Weighted average dilutive common shares
   outstanding ...............................     17,690,704     17,163,992      17,616,297     17,154,959
                                                 ============   ============    ============   ============

Income from continuing operations ............   $    246,693   $    267,077    $    474,513   $    402,153
Income (loss) from discontinued operations,
   net of taxes ..............................        976,804       (217,017)      1,359,014       (325,008)
                                                 ------------   ------------    ------------   ------------
Net income ...................................   $  1,223,497   $     50,060    $  1,833,527   $     77,145
                                                 ============   ============    ============   ============
Basic and diluted earnings per common share:..
     Continuing operations ...................   $       0.01   $       0.01    $       0.03   $       0.02
     Discontinued operations .................           0.06          (0.01)           0.08          (0.02)
                                                 ------------   ------------    ------------   ------------
     Net income
                                                 $       0.07   $       --      $       0.11   $       --
                                                 ============   ============    ============   ============

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

         On January 1, 2007, the Company adopted FASB Interpretation No. 48,
"Accounting for Uncertainty in Income Taxes - an interpretation of FASB
Statement No. 109" ("FIN 48"). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2007, the Company had no material uncertain tax positions.

Use of Estimates

         The preparation of financial statements in conformity with U.S.
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's significant estimates include depreciation of long-lived assets, amortization of deferred loan costs, valuation of the Shipwreck asset retirement obligation, deferred tax valuation allowance, and valuation of stock based transactions. Actual results could differ from those estimates.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2007
(Unaudited)


(3)      Stock-Based Compensation Plans

         Our 2007 Equity Incentive Plan provides for stock-based compensation for officers, employees and non-employee directors.

         Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R") utilizing the modified prospective approach. The options generally vest ratably over three years and expire between five and ten years.

         Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the six months ended June 30, 2007 includes compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

         As a result of SFAS No. 123R, compensation cost related to non-qualified stock options recognized for the three months ended June 30, 2007 and 2006 was $13,527 and $4,436. For the six months ended June 30, 2007 and 2006 was $19,817 and $4,436, respectively. We view all awards of stock-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the award on a straight-line basis over the life of the award.

         We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the value of the stock on the date of exercise. During the six months ended June 30, 2007, there were 195,750 options exercised. In addition, we receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. We record this deduction as a tax asset with a corresponding amount recorded as additional paid-in capital when we can receive a tax cash savings from these awards. Due to the Company having significant unused net operating-loss carryforwards, the recording of this tax benefit is deferred until such tax savings is obtained. At June 30, the tax asset not recorded is $5,757,950.

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

         The following weighted-average assumptions were used in determining the fair value of stock options granted during the six months ended June 30, 2007 and 2006, using the Black-Sholes model.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2007
(Unaudited)


                                                       2007        2006
                                                       ----        ----
              Risk-free interest rate (%)..........    4.81        4.81
              Dividend yield (%)...................     --          --
              Expected volatility (%)..............      83          83
              Option life (years)..................    5.00        5.00


         The expected term has been calculated using the Securities and Exchange
Commission Staff's simplified approach from Staff Accounting Bulletin No. 107.
We have analyzed historical volitility and based on an analysis of all relevant factors use a three-year period to estimate expected volatility of our stock option grants.

         At June 30, 2007, there was $123,848 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of three years.

The following table represents stock option activity for the six months ended
June 30, 2007:

                                                                             Weighted        Intrinsic
                                                             Weighted        Average         Value of
                                                            Average        Contractual      Options as
                                                              Exercise        Terms         of June 30
                                              Shares           Price        (in years)       30, 2007
                                             --------        --------        --------        --------

Options outstanding, beginning of period..    694,083        $   0.44            3.28
Options granted ..........................    410,000            0.45            4.71
Options canceled .........................   (100,000)           0.82             --
Options exercised ........................   (195,750)           0.39            1.16
                                             --------
Options outstanding, end of period .......    808,333        $   0.41            4.35        $357,708
                                             ========   ========
Options exercisable, end of period .......    315,000        $   0.38            4.13        $148,375
                                                                 ====   ========

         The market value of the Company's common stock on June 28, 2007 was $0.85 per share.

         The weighted-average grant-date fair value of options granted during 2007 was $0.31 for the six months ended June 30, 2007.


(4)      Debt

Long-term Debt

         Long-term debt at June 30, 2007 consisted of the following:

              Trade note payable - Insurance.......    $  217,111
              Trade note payable - Fadden..........         6,683
                                                       ----------
                                                          223,794
              Less current maturities..............      (223,794)
                                                       ----------
                                                       $     --
                                                       ==========


Trade Notes Payable

         During October 2005, in connection with the settlement of a dispute with Michael Fadden, the Company executed a trade note for $96,000, bearing no interest, payable in twenty-four monthly installments of $4,000. The note is secured by restricted cash in a money market account. Interest expense is being recognized over the life of the note at an imputed rate of 10% and will be paid in full on October 1, 2007.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2007
(Unaudited)


         During 2007, the Company executed premium finance agreements for its insurance premiums. The total of the note was $438,878 and the interest rate is 7.19%. The note requires monthly principal and interest payments. The amount of the monthly payment varies depending any changes in coverage and policy renewal period changes.



Note Payable - Fort Cobb

         Fort Cobb's revolving credit agreement provided for maximum available borrowings of up to $250,000 through September 16, 2007. Principal outstanding under the agreement accrued interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at May 31, 2007, the disposition date (see Note 6), was 9.50%. The balance under the agreement was due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt were capitalized as deferred loan costs and was being charged to interest expense ratably over the maturity period of the note.

         On May 31, 2007, in conjunction with the sale of the Fort Cobb subsidiary (see Note 6), the buyer, Navitas Assets, LLC, paid in full the remaining balance of the credit facility. All liens attributable to this note have been released.

Term Note - Fort Cobb

         Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank. Principal outstanding under the note accrued interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at May 31, 2007, the disposition date (see Note 6), was 9.50%. The note required monthly payments of approximately $13,000, with the balance under the note due June 1, 2008. Costs of obtaining this debt were capitalized as deferred loan costs and was being charged to interest expense ratably over the maturity period of the note. Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and then the Company used the proceeds for general corporate purposes.

         On May 31, 2007, in conjunction with the sale of the Fort Cobb subsidiary (see Note 6), the buyer, Navitas Assets, LLC, paid in full the remaining balance of the note. All liens attributable to this note have been released.


Term Note - Fort Cobb Vehicles

         During March 2003, Fort Cobb borrowed $57,900 from a bank to buy three replacement service vehicles. The note required monthly principal and interest payments of $1,387, bearing interest at a rate of 6.99%, and originally matured on March 25, 2007. On June 21, 2006, Fort Cobb purchased and financed a new vehicle. In doing this, Fort Cobb rolled the remaining balance of the March 2003 loan, which was $13,622, into a new note. This note required monthly principal and interest payments of $1,331, bears interest at a rate of 7.49%, and matures on May 25, 2009.

         On May 31, 2007, in conjunction with the sale of the Fort Cobb subsidiary (see Note 6), the buyer, Navitas Assets, LLC, paid in full the remaining balance of the note. All liens attributable to this note have been released.


Letters of Credit

         As of June 30, 2007, the Company had outstanding letters of credit totaling $1,000,000.

(5)      Commitments and Contingencies

         From time to time the Company is involved in litigation concerning its properties and operations. There is no known or pending litigation expected to have a material effect on the Company's financial statements.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2007
(Unaudited)


(6)      Discontinued Operations

         On April 13, 2007, the Company entered into a Member Interest Purchase
Agreement with Navitas Assets, LLC, regarding the sale of all of the Company's interest in Fort Cobb Fuel Authority, LLC, subject to due diligence and approval by the Oklahoma Corporation Commission. The sale was completed on May 31, 2007.
The total purchase price for the sale consisted of cash of $2,585,000, plus the cash paid for the net working capital of Fort Cobb in the amount of $136,501, and other customary adjustments. In addition, Gateway was released from its guarantee of bank debt owed by Fort Cobb (see Note 4). Accordingly, prior period financial statement amounts have been adjusted to give effect to this disposition as a discontinued operation.

     Following are the results of operations of the Fort Cobb subsidiary for all periods presented:

                                                         Three Months Ended June 30,      Six Months Ended June 30,
                                                        ----------------------------    ----------------------------
                                                            2007            2006            2007            2006
                                                        ------------    ------------    ------------    ------------

     Operating revenues (1) ..............................   $    196,382    $    242,472    $  1,117,541    $    782,631
     Operating costs and
       expenses (2) ......................................        189,334         319,489         692,097         835,070
     General and
       administrative
       expenses (3) ......................................        260,685         131,128         295,037         260,726
     Other expenses, net (4) .............................        (26,493)         (8,872)        (28,327)        (11,843)
     Income (loss) from
       discontinued
       operations, net of taxes ..........................       (280,130)       (217,017)        102,080        (325,008)
     Gain on disposal of
       discontinued
       operations, net of taxes ..........................      1,256,934            --         1,256,934            --

     Basic and diluted income
       (loss) per share from
       discontinued operations ...........................   $      (0.01)   $      (0.01)   $       0.01    $      (0.02)

     Basic and diluted income
       per share from gain on
       disposal of
       discontinued operations ...........................   $       0.07    $       --      $       0.07    $       --
                                                             ------------    ------------    ------------    ------------
     Total ...............................................   $       0.06    $      (0.01)   $       0.08    $      (0.02)
                                                             ============    ============    ============    ============

     Weighted average number of common shares outstanding:
     Basic ...............................................     17,162,682      17,130,937      17,151,869      17,130,937
     Diluted .............................................     17,690,704      17,163,992      17,616,297      17,154,959


     (1)  This revenue stream contains gas sales to customers of Fort Cobb.

     (2) This cost is comprised of the gas purchased for sale to customers of Fort Cobb, depreciation expense, and other operating expenses.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2007
(Unaudited)


     (3) This cost is comprised of direct general and administrative expenses of Fort Cobb as well as allocated expenses from the parent.

     (4) This cost is comprised of interest expense, miscellaneous non-operating income, income taxes, and interest income.

(7) Segment Disclosures

         All of the Company's operations are in the domestic U.S., including the Gulf of Mexico in Texas and federal waters. The Company's management reviews and evaluates separately the operations of three main segments--Onshore Operations, Offshore Operations, and Corporate Operations. Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance.
Onshore Operations include natural gas gathering, transportation and distribution activities in Texas and Oklahoma. Offshore Operations include natural gas and liquid hydrocarbon gathering and transportation activities in the Gulf of Mexico, in Texas and in federal waters. The principal markets for the Onshore segment are affiliates of large intrastate and interstate pipeline companies and industrial customers, and for the Offshore segment they are affiliates of large intrastate and interstate pipeline companies. Corporate
Operations include general and administrative costs as well as any non-subsidiary specific items.

         The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements. The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses. Such amounts are before general and administrative expense, depreciation, interest income or expense or income taxes. Inter-segment sales of $91,000 and $132,000 were eliminated during consolidation for the three months ended June 30, 2007 and 2006. Inter-segment sales of $461,000 and $463,000 were eliminated during consolidation for the six months ended June 30, 2007 and 2006.

         Summarized financial information of the Company's reportable segments from continuing operations and a reconciliation of operating margin to consolidated net income, is presented below.



                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                        June 30,
                                                                   2007            2006            2007           2006
                                                               ------------    ------------    ------------   ------------
                  Onshore Operations
         Revenues ..........................................   $  2,595,205    $  1,824,555    $  4,406,768   $  3,682,210
         Operating margin ..................................        287,233         343,553         552,932        580,540
         Depreciation and amortization .....................         53,500          61,532         109,723        123,019
         Interest expense ..................................          2,195           2,713           4,528          5,544
         Capital expenditures ..............................         20,933            --            23,655          7,870
         Total assets ......................................      5,223,470       4,593,334       5,223,470      4,593,334

                 Offshore Operations
         Revenues ..........................................   $    345,720    $    355,634    $    732,044   $    702,190
         Operating margin ..................................        283,667         259,729         603,745        533,821
         Depreciation and amortization .....................         38,139          37,948          76,661         75,639
         Capital expenditures ..............................           --            25,331           3,630         25,331
         Total assets ......................................      1,303,499       1,462,611       1,303,499      1,462,611

                 Corporate Operations
         Depreciation and amortization .....................   $        898    $        527    $      1,840   $      5,264
         Interest expense ..................................          3,564            --             7,218           --
         Capital expenditures ..............................         12,513             346          12,513          2,073
         Total assets ......................................      4,052,674         828,021       4,052,674        828,021

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2007
(Unaudited)



                        Total
         Revenues ..........................................   $  2,940,925    $  2,180,189    $  5,138,812   $  4,384,400
         Operating margin ..................................        570,900         603,282       1,156,677      1,114,361
         Depreciation and amortization .....................         92,537         100,007         188,224        203,922
         Interest expense ..................................          5,759           2,713          11,746          5,544
         Capital expenditures ..............................         33,446          25,677          39,798         35,274
         Total assets ......................................     10,579,643       6,923,966      10,579,643      6,923,966

             Reconciliation to net income
         Operating margin ..................................   $    570,900    $    603,282    $  1,156,677   $  1,114,361
         Less:
          Depreciation and amortization ....................         92,537         100,007         188,224        203,922
          Accretion expense ................................          6,598           6,156          13,193         12,311
          General and administrative .......................        249,990         204,160         773,788        456,278
          Interest expense .................................          5,759           2,713          11,746          5,544
          Minority interest ................................         26,352          25,609          47,307         39,456
         Plus:
          Interest income ..................................         26,828           6,298          40,390         12,758
          Gain on sale of intangible asset .................           --              --           286,579           --
          Other income, net ................................         30,201          (3,858)         25,125         (7,455)
          Discontinued operations ..........................       (280,130)       (217,017)        102,080       (325,008)
          Gain on disposal of discontinued
            operations - net of taxes ......................      1,256,934            --         1,256,934           --
                                                               ------------    ------------    ------------   ------------
         Net income ........................................   $  1,223,497    $     50,060    $  1,833,527   $     77,145
                                                               ============    ============    ============   ============


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of
        ----------------------------------------------------------------------
        Operations.
        -----------

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance, and our future operations. In some cases, you can identify these forward-looking statements by the use of words such as "may," "will," "should," "anticipates,"
"believes," "expects," "plans," "future," "intends," "could," "estimate,"
"predict," "potential," "continue," or the negative of these terms or other similar expressions. These statements are only our predictions. Our actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-KSB for the year ended December 31, 2006, and our quarterly reports on Form 10-QSB. We cannot guarantee future results, levels of activities, performance, or achievements. We undertake no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

Critical Accounting Policies

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Revenue Recognition Policy

         Revenues from the sales of natural gas are generated under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices. The Company purchases and sells the gas using the same index to minimize commodity price risk. Revenues from the sales of natural gas are recognized at the redelivery point, which is the point at which title to the natural gas transfers to the purchaser. Transportation revenues are generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported. Transportation revenues onshore are recognized at the redelivery point, which is the point at which another party takes physical custody of the natural gas or liquid hydrocarbons. Transportation revenues offshore are recognized at the Company's receipt point.

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

         Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount. There was no impairment required as of June 30, 2007.

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


Results of Operations

General

         The Henry Hub closing index price for natural gas during the three months ended June 30, 2007 averaged $7.55 per MMBtu, compared to $7.15 for the same period of the prior year. In the accompanying financial statements, the Company's revenues from sales of natural gas, along with the cost of natural gas purchased, increased proportionately from prior year levels. Because the Company buys and sells gas under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices to minimize commodity price risk, the Company's net operating margin is relatively insensitive to fluctuations in the market price of gas. Accordingly, the Company evaluates each of its activities based on the operating margin it produces. The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. Management reviews and evaluates the operations of two main segments--Onshore operations and Offshore operations.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Total Operations
                                                  Three Months Ended June 30,
                                                 ----------------------------
                                                    2007              2006
                                                 ----------        ----------
       Revenues..............................    $2,940,925        $2,180,189
       Operating margin......................       570,900           603,282
       Depreciation and amortization.........        92,537           100,007

         Operating margins for the three months ended June 30, 2007 decreased $32,000 compared to the same period of the prior year. Offshore operating margin increased $24,000 and onshore operating margins decreased by $56,000. These segments are discussed individually below in greater detail.


Onshore Operations
                                                  Three Months Ended June 30,
                                                 ----------------------------
                                                    2007              2006
                                                 ----------        ----------
        Revenues.............................    $2,595,205        $1,824,555
        Operating margin.....................       287,233           343,553
        Depreciation and amortization........        53,500            61,532

         Operating margins for onshore operations decreased in the second quarter by $56,000 from the same period of the prior year. The decrease was mainly due to decreased throughput volumes at the Company's Waxahachie distribution facility.

Offshore Operations
                                                  Three Months Ended June 30,
                                                 ----------------------------
                                                    2007              2006
                                                 ----------        ----------
        Revenues.............................    $  345,720        $  355,634
        Operating margin.....................       283,667           259,729
        Depreciation and amortization........        38,139            37,948

         Operating margins for offshore operations increased in the second quarter by $24,000 from the same period of the prior year. The increase was mainly due to increased throughput volumes at the Company's Bolivar pipeline system, partially offset by a decrease in throughput on the Pirate's Beach pipeline system. The Company continues to see additional drilling activities near its offshore pipeline facilities.


Discontinued Operations

         On April 13, 2007, the Company entered into a Member Interest Purchase Agreement with Navitas Assets, LLC, regarding the sale of all of the Company's interest in Fort Cobb Fuel Authority, LLC, subject to due diligence and approval by the Oklahoma Corporation Commission. The sale was completed on May 31, 2007. The total purchase price for the sale consisted of cash of $2,585,000, plus the net working capital of Fort Cobb in the amount of $136,501, and other customary adjustments. In addition, Gateway was released from its guarantee of bank debt owed by Fort Cobb (see Note 4). Accordingly, prior period financial statement amounts have been adjusted to give effect to this disposition as a discontinued operation.

     Following are the results of operations of the Fort Cobb subsidiary for the three months ended June 30, 2007 and 2006:
                                                       2007            2006
                                                   ------------    ------------
Operating revenues (1) .........................   $    196,382    $    242,472
Operating costs and expenses (2) ...............        189,334         319,489
General and administrative expenses (3) ........        260,685         131,128
Other expenses, net (4) ........................        (26,493)         (8,872)
Loss from discontinued operations, net of taxes        (280,130)       (217,017)
Gain on disposal of discontinued operations,
    net of taxes ...............................      1,256,934            --

Basic and diluted loss per share from
    discontinued operations ....................   $      (0.01)   $      (0.01)

Basic and diluted income per share from gain on
    disposal of discontinued operations ........           0.07            --
                                                   ------------    ------------
Total ..........................................   $       0.06    $      (0.01)
                                                   ============    ============

Weighted average number of
  common shares outstanding:
Basic ..........................................     17,162,682      17,130,937
Diluted ........................................     17,690,704      17,163,992

     (1)  This revenue stream contains gas sales to customers of Fort Cobb.

     (2) This cost is comprised of the gas purchased for sale to customers of Fort Cobb, depreciation expense, and other operating expenses.

     (3) This cost is comprised of direct general and administrative expenses of Fort Cobb as well as allocated expenses from the parent.

     (4) This cost is comprised of interest expense, miscellaneous non-operating income, income taxes, and interest income.

Operations Support and Other Income (Expense)

         General and administrative expenses for the quarter increased by $46,000 compared to 2006, primarily due to increased legal expenses, investor relations expenses, and insurance expenses, partially offset by a decrease in board expenses. The increase in legal fees was due to the write-off of $101,340 accrued in legal fees in the second quarter of 2006 of which there was no such write-off during the same period in 2007.

         Interest income fluctuates directly with the average amount of cash on deposit.

         Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Total Operations
                                                    Six Months Ended June 30,
                                                 ------------------------------
                                                    2007                2006
                                                 ----------          ----------
       Revenues..............................    $5,138,812          $4,384,400
       Operating margin......................     1,156,677           1,114,361
       Depreciation and amortization.........       188,224             203,922

         Operating margins for the six months ended June 30, 2007 increased $42,000 compared to the same period of the prior year. Offshore operating margin increased $70,000, offset by a decrease in Onshore operating margins of $28,000. These segments are discussed individually below in greater detail.

Onshore Operations
                                                    Six Months Ended June 30,
                                                 ------------------------------
                                                    2007                2006
                                                 ----------          ----------
        Revenues.............................    $4,406,768          $3,682,210
        Operating margin.....................       552,932             580,540
        Depreciation and amortization........       109,723             123,019

         Operating margins for onshore operations decreased by $28,000 for the six months ended June 30, 2007 compared to the same period of the prior year. The decrease was mainly due to decreased throughput volumes at the Company's Waxahachie distribution system.


Offshore Operations

                                                    Six Months Ended June 30,
                                                 ------------------------------
                                                    2007                2006
                                                 ----------          ----------
        Revenues.............................    $  732,044          $  702,190
        Operating margin.....................       603,745             533,821
        Depreciation and amortization........        76,661              75,639

         Operating margins for offshore operations increased by $70,000 for the six months ended June 30, 2007 compared to the same period of the prior year. The increase was due to an increase in transportation volumes on the Company's Bolivar pipeline system offset by a reduction in transporation volumes on the Company's Pirate's Beach pipeline system. The Company continues to see additional drilling activities near its offshore pipeline facilities.


Discontinued Operations

         On April 13, 2007, the Company entered into a Member Interest Purchase Agreement with Navitas Assets, LLC, regarding the sale of all of the Company's interest in Fort Cobb Fuel Authority, LLC, subject to due diligence and approval by the Oklahoma Corporation Commission. The sale was completed on May 31, 2007. The total purchase price for the sale consisted of cash of $2,585,000, plus the net working capital of Fort Cobb in the amount of $136,501, and other customary adjustments. In addition, Gateway was released from its guarantee of bank debt owed by Fort Cobb (see Note 4). Accordingly, prior period financial statement amounts have been adjusted to give effect to this disposition as a discontinued operation.

     Following are the results of operations of the Fort Cobb subsidiary for the six months ended June 30, 2007 and 2006:
                                                     2007              2006
                                                 ------------      ------------
Operating revenues (1) .....................     $  1,117,541      $    782,631
Operating costs and expenses (2) ...........          692,097           835,070
General and administrative
    expenses (3) ...........................          295,037           260,726
Other expenses, net (4) ....................          (28,327)          (11,843)
Income (loss) from discontinued
    operations, net of taxes ...............          102,080          (325,008)
Gain on disposal of discontinued
    operations, net of taxes ...............        1,256,934              --

Basic and diluted income per
    share from discontinued
    operations .............................     $       0.01      $      (0.02)

Basic and diluted income per
    share from gain on disposal of
    discontinued operations ................             0.07              --
                                                 ------------      ------------
Total ......................................     $       0.08      $      (0.02)
                                                 ============      ============

Weighted average number of
common shares outstanding:
Basic and diluted ..........................       17,151,869        17,130,937
Basic and diluted ..........................       17,616,297        17,154,959

     (1)  This revenue stream contains gas sales to customers of Fort Cobb.

     (2) This cost is comprised of the gas purchased for sale to customers of Fort Cobb, depreciation expense, and other operating expenses.

     (3) This cost is comprised of direct general and administrative expenses of Fort Cobb as well as allocated expenses from the parent.

     (4) This cost is comprised of interest expense, miscellaneous non-operating income, income taxes, and interest income.

Operations Support

         General and administrative expenses for the six months ended June 30, 2007 increased by $318,000 compared to 2006, primarily due to increased insurance expense and legal fees. In 2006, legal fees were reduced by $144,000 due to a negotiated reduction of accrued legal fees recorded as expense in prior periods.

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

         The Company had available cash of $4,141,271 at June 30, 2007.

         Net cash provided by continuing operating activities totaled $906,000 for the six months ended June 30, 2007, compared to $110,000 during the same period of the previous year.

         Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally-generated funds and available cash and bank borrowings as needed. The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

         On May 31, 2007, in conjunction with the sale of the Fort Cobb subsidiary (see Note 6), the buyer, Navitas Assets, LLC, paid in full the remaining balances of all debt associated with Fort Cobb. The amount of the debt was $174,333. All liens attributable to these notes have been released.

         During October 2005, in connection with the settlement of a dispute with Michael Fadden, the Company executed a trade note for $96,000, bearing no interest, payable in twenty-four monthly installments of $4,000. The note is secured by a letter of credit. Interest expense is being recognized over the life of the note at an imputed rate of 10% and will be paid in full on October 1, 2007.

         During 2007, the Company executed premium finance agreements for its insurance premiums. The total of the note was $438,878 and the interest rate is 7.19%. The note requires monthly principal and interest payments. The amount of the monthly payment varies depending any changes in coverage and policy renewal period changes.

         At June 30, 2007, the Company had outstanding letters of credit for gas purchases totaling $1,000,000.

         Natural gas prices as represented by the NYMEX Henry Hub index averaged $7.55 and $7.15 for the three months ended June 30, 2007 and 2006, respectively. The Company's operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements. However, natural gas prices can affect exploration and development which can result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

         The Company has no off-balance sheet arrangements at June 30, 2007; however, see Note 5 to the consolidated financial statements regarding Commitments and Contingencies.

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

         There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

                                                  Part II - OTHER INFORMATION

Item 1.             Legal Proceedings
           None

Item 2.    Unregistered Sales of Securities and Use of Proceeds

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders


         At the Annual Meeting of Stockholders held on May 23, 2007, the seven nominees named below received the following votes with respect to the election of the Board of Directors.

                  Name                      Votes For        Votes Withheld
         -----------------------------      ----------       --------------

         Steven W. Cattron                   6,044,684         7,799,888
         Chauncey J. Gundlefinger, Jr.      13,272,822           571,750
         Robert Panico                       6,010,076         7,834,496
         John A. Raasch                     12,226,360         1,618,212
         Steven C. Scheler                  13,185,546           659,026
         J. Darby Sere                      13,626,711           217,861
         Gordon L. Wright                   13,626,871           217,701


       Proposal 2, the 2007 Equity Incentive Plan, received the following votes:

                                           Votes For        Votes Withheld
        -----------------------------      ----------       --------------
        Proposal 2                          8,169,355         1,271,814

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

August 13, 2007
---------------
    (Date)