Form 10QSB
period 2007-09-30
GATEWAY ENERGY CORP/NE
filed 2007-11-14
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

As of November 2, 2007, the Issuer had 19,016,665 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                   -----   -----

                                   FORM 10-QSB

                         Part I - Financial Information
                         ------------------------------


Item  1. Financial Statements
         --------------------
                                                                            Page
                                                                            ----

         Unaudited Consolidated Balance Sheet
             as of September 30, 2007                                        3

         Unaudited Consolidated Statements of Operations
             for the three and nine month periods ended September 30, 2007
             and September 30, 2006                                          4

         Unaudited Consolidated Statements of Cash Flows for the nine month period ended September 30, 2007
             and September 30, 2006                                          5

         Notes to Unaudited Consolidated Financial Statements                6

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)

 ASSETS
Current Assets
   Cash and cash equivalents ...................................   $  1,722,730
   Restricted cash .............................................          4,000
   Accounts receivable trade ...................................      2,022,705
   Prepaid expenses and other assets ...........................        189,628
                                                                   ------------
        Total current assets ...................................      3,939,063
                                                                   ------------

Property and Equipment, at cost
   Gas gathering, processing and transportation ................     11,975,648
   Office furniture and other equipment ........................        229,298
                                                                   ------------
                                                                     12,204,946
   Less accumulated depreciation and amortization ..............     (3,256,022)
                                                                   ------------
                                                                      8,948,924
                                                                   ------------

Other assets ...................................................        242,930
                                                                   ------------
        Total assets ...........................................   $ 13,130,917
                                                                   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ............................................   $    844,444
   Accrued expenses and other liabilities ......................        350,001
   Note payable ................................................      1,150,000
   Trade notes payable .........................................         67,372
   Current maturities of capital lease .........................         16,720
                                                                   ------------
        Total current liabilities ..............................      2,428,537
                                                                   ------------

Future asset retirement obligations ............................        388,045
Long-term capital lease, less current maturities ...............         34,050
Minority interest ..............................................        821,685

Commitments and contingencies ..................................           --

Stockholders' Equity
   Preferred stock - $1.00 par value; 10,000 shares authorized;
      no shares issued and outstanding .........................           --
   Common stock - $0.25 par value; 35,000,000 shares authorized;
      19,016,665 shares issued and outstanding .................      4,754,164
   Additional paid-in capital ..................................     17,072,500
   Accumulated deficit .........................................    (12,368,064)
                                                                   ------------
        Total stockholders' equity .............................      9,458,600
                                                                   ------------
        Total liabilities and stockholders' equity .............   $ 13,130,917
                                                                   ============


   The accompanying notes are an integral part of these financial statements.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



                                                              Three Months Ended               Nine Months Ended
                                                                September 30,                    September 30,
                                                        -----------------------------    ----------------------------
                                                            2007             2006            2007            2006
                                                        ------------     ------------    ------------    ------------
Operating revenues
    Sales of natural gas ............................   $  2,182,227     $  1,447,515    $  6,321,626    $  4,859,607
    Transportation of natural gas and liquids .......        621,425          476,582       1,535,857       1,359,312
    Treating and other ..............................        148,319           42,899         233,300         132,477
                                                        ------------     ------------    ------------    ------------
                                                           2,951,971        1,966,996       8,090,783       6,351,396
                                                        ------------     ------------    ------------    ------------
Operating costs and expenses
    Cost of natural gas purchased ...................      1,923,568        1,280,784       5,670,607       4,274,832
    Operation and maintenance .......................        189,219          139,043         424,315         415,034
    Depreciation and amortization ...................        135,473          101,458         323,697         305,377
    Accretion expense ...............................          6,597            6,155          19,790          18,466
    General and administrative ......................        548,675          281,773       1,322,463         738,051
                                                        ------------     ------------    ------------    ------------
                                                           2,803,532        1,809,213       7,760,872       5,751,760
                                                        ------------     ------------    ------------    ------------
Operating income ....................................        148,439          157,783         329,911         599,636

Other income (expense)
    Interest income .................................         51,044            6,766          91,434          19,522
    Interest expense ................................        (22,129)          (2,593)        (33,875)         (8,135)
    Gain on sale of intangible asset ................           --               --           286,579            --
    Other income (expense), net .....................           (266)            --            24,859          (7,459)
    Minority interest ...............................        (24,100)         (26,418)        (71,407)        (65,874)
                                                        ------------     ------------    ------------    ------------
                                                               4,549          (22,245)        297,590         (61,946)
                                                        ------------     ------------    ------------    ------------
Income from continuing operations before income taxes
    and discontinued operations .....................        152,988          135,538         627,501         537,690
Income tax expense ..................................           --               --              --              --
                                                        ------------     ------------    ------------    ------------
Income from continuing operations ...................        152,988          135,538         627,501         537,690

Discontinued operations, net of taxes
    Income (loss) from discontinued operations, net
       of  taxes ....................................           --           (152,397)        102,080        (477,404)

    Gain (loss) on disposal of discontinued
       operations, net of taxes .....................        (15,212)            --         1,241,722            --
                                                        ------------     ------------    ------------    ------------
Net income (loss) ...................................   $    137,776     $    (16,859)   $  1,971,303    $     60,286
                                                        ============     ============    ============    ============

Basic and diluted income (loss) per common share
    Continuing operations ...........................   $       0.01     $       0.01    $       0.04    $       0.03
    Discontinued operations .........................           --              (0.01)           0.07           (0.03)
                                                        ------------     ------------    ------------    ------------
    Net income ......................................   $       0.01     $       --      $       0.11    $       --
                                                        ------------     ------------    ------------    ------------

Weighted average number of common shares outstanding
    Basic ...........................................     17,780,599       17,130,937      17,363,749      17,130,937
    Diluted .........................................     18,041,261       17,130,937      17,867,360      17,168,282



                       The accompanying notes are an integral part of these financial statements

                                                          4



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                                2007           2006
                                                                            -----------    -----------
Cash flows from operating activities - continuing operations
   Income from continuing operations ....................................   $   627,501    $   537,690
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization .....................................       323,697        305,377
      Minority interest .................................................        71,407         65,874
      Stock based compensation expense ..................................        35,123         13,172
      Accretion expense .................................................        19,790         18,466
      Amortization of debt issue costs ..................................        22,741         17,295
      Gain on sale of intangible asset ..................................      (286,579)          --
      Change in operating assets and liabilities:
         Accounts receivable trade ......................................      (483,621)       (31,577)
         Prepaid expenses and other assets ..............................       443,937       (202,138)
         Accounts payable ...............................................       116,168       (496,508)
         Accrued expenses and other liabilities .........................       284,597         (8,240)
                                                                            -----------    -----------
              Net cash provided by operating activities .................     1,174,761        219,411
                                                                            -----------    -----------

Cash flows from investing activities - continuing operations
      Capital expenditures ..............................................       (56,993)       (92,622)
      Acquisition of pipeline assets ....................................    (3,534,746)          --
      Proceeds from collection of note receivable .......................       300,000           --
                                                                            -----------    -----------
              Net cash used in investing activities .....................    (3,291,739)       (92,622)
                                                                            -----------    -----------

Cash flows from financing activities - continuing operations
      Payments on borrowings ............................................      (461,521)       (36,000)
      Proceeds from borrowings ..........................................     1,150,000           --
      Proceeds from exercise of stock options ...........................        73,657           --
      Restricted cash for letter of credit, net .........................        39,145         (2,101)
      Deferred financing costs ..........................................      (168,747)       (52,410)
      Distributions to minority partner .................................       (88,387)       (82,978)
                                                                            -----------    -----------
              Net cash provided (used) in financing activities ..........       544,147       (173,489)
                                                                            -----------    -----------

Net decrease in cash and cash equivalents from continuing operations ....    (1,572,831)       (46,700)

Discontinued operations:
   Net cash used (provided) by operating activities .....................       (97,827)         2,736
   Net cash provided (used) in investing activities .....................     2,706,289        (30,770)
   Net cash used in financing activities ................................      (373,730)       (71,016)
                                                                            -----------    -----------

Net increase (decrease) in cash and cash equivalents from discontinued
      operations ........................................................     2,234,738        (99,050)

Cash and cash equivalents at beginning of period ........................     1,060,823        865,805
                                                                            -----------    -----------
Cash and cash equivalents at end of period ..............................   $ 1,722,730    $   720,055
                                                                            ===========    ===========

Supplemental Disclosures of Cash Flow Information:
      Cash paid for interest ............................................   $    45,520    $    21,850
                                                                            ===========    ===========

Supplemental Schedule of Noncash Investing and Financing Activities:
      Stock issued for acquisition ......................................     1,162,500           --
      Stock issued to investment bank for credit facility ...............       111,600           --
      Exercise of stock options .........................................        81,788           --


               The accompanying notes are an integral part of these financial statements.

                                                    5

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)


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

         Effective May 31, 2007, the Company disposed of 100% of its ownership interests in Fort Cobb Fuel Authority, LLC. The financial statements reflect the historical results of its operations as discontinued operations (see Note 7).

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

Property and Equipment

         Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the nine months ended September 30, 2007, property and equipment included $85,833 of equipment financed under a capital lease, net of $14,167 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2007
(Unaudited)


years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

         For the three and nine months ended September 30, 2007 and 2006, depreciation expense was $135,473 and $101,458 and $323,697 and $305,377, respectively.

         Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There have been no impairments of long-lived assets required during the nine months ended September 30, 2007.

         The Company provides for future asset retirement obligations under the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability. The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the nine months ended September 30, 2007 and 2006:

                                       Nine Months Ended September 30,
                                         -------------------------
                                            2007           2006
                                         ----------     ----------


                 Beginning balance       $  368,255     $  343,633
                 Accretion                   19,790         18,466
                 Ending balance          $  388,045     $  362,099


Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash

         Restricted cash is related to the money market account to secure the note payable due Michael Fadden, the former Chief Executive Officer of the Company.

Income Taxes

         The Company has no current tax provision for the three and nine months ended September 30, 2007 and 2006 because the Company used net operating loss carry-forwards to offset pretax financial income, if any, and has concluded that the tax benefits related to remaining net operating loss carryforwards may not be realized in future periods and are therefore fully reserved in the accompanying financial statements. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates expected to apply when these differences reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that they will not be realized. The deferred tax provision is the result of changes in deferred tax assets and liabilities. The Company continues to assess at what point the valuation allowance will be recognized.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2007
(Unaudited)


Earnings Per Share

         Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.
Diluted earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.
Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.
Accordingly, 50,000 and 125,000 shares of common stock for the three months ended Septebmer 30, 2007 and 2006, respectively, and 410,000 and 330,750 shares of common stock for the nine months ended September 30, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect. Earnings per common share were computed as follows:

                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                   September 30,
                                                     2007            2006            2007            2006
                                                 ------------    ------------    ------------    ------------
Weighted average number of common shares
    outstanding ..............................     17,780,599      17,130,937      17,363,749      17,130,937
Effect of dilutive securities ................        260,662          99,123         503,611          37,345
                                                 ------------    ------------    ------------    ------------
Weighted average dilutive common shares
    outstanding ..............................     18,041,261      17,230,060      17,867,360      17,168,282
                                                 ============    ============    ============    ============

Income from continuing operations ............   $    152,988    $    135,538    $    627,501    $    537,690
Income (loss) from discontinued operations,
    net of taxes .............................        (15,212)       (152,397)      1,343,802        (477,404)
                                                 ------------    ------------    ------------    ------------
Net income (loss) ............................   $    137,776    $    (16,859)   $  1,971,303    $     60,286
                                                 ------------    ------------    ------------    ------------

Basic and diluted earnings per common share:..
     Continuing operations ...................   $       0.01    $       0.01    $       0.04    $       0.03
     Discontinued operations .................           --             (0.01)           0.07           (0.03)
                                                 ------------    ------------    ------------    ------------
     Net income ..............................   $       0.01    $       --      $       0.11    $       --
                                                 ------------    ------------    ------------    ------------

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

         On January 1, 2007, the Company adopted FASB Interpretation No. 48,
"Accounting for Uncertainty in Income Taxes - an interpretation of FASB
Statement No. 109" ("FIN 48"). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At
September 30, 2007, the Company had no material uncertain tax positions.

Use of Estimates

         The preparation of financial statements in conformity with U.S.
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's significant estimates include depreciation of

                                       8

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2007
(Unaudited)


long-lived assets, amortization of deferred loan costs, valuation of the Shipwreck asset retirement obligation, deferred tax valuation allowance, valuation of assumed liabilties, and valuation of stock based transactions. Actual results could differ from those estimates.

(3)      Acquisition of Gulfshore Midstream Assets

         On September 6, 2007, the Company through its wholly-owned subsidiary Gateway Offshore Pipeline Company entered into an Asset Purchase Agreement with Gulfshore Midstream Pipelines, Ltd. ("Gulfshore"), Gulfshore Midstream, LLC, Trailblazer Partners, Ltd. and Bayou Trail Enterprises, Ltd. The effective date of the transaction was August 1, 2007.

         Pursuant to the Asset Purchase Agreement, the Company acquired pipeline assets from Gulfshore which extend from the western and central Gulf of Mexico in water depths ranging from 50 to 650 feet. These pipeline assets range from 6" to 16" in diameter. The Company acquired the assets for consideration consisting of $3,130,000 in cash, 1,550,000 shares of Gateway common stock and the assumption of certain liabilities related to the pipeline assets acquired.

         The acquisition extended the Company's presence in the offshore Gulf of Mexico from Galveston Island to New Orleans, Louisiana. The acquisition also increased the Company's throughput volumes by approximately 65,000 MMBtu per day.

         The acquisition of Gulfshore was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations." Assets acquired and liabilities assumed were recorded at their estimated fair values as of August 1, 2007, and Gulfshore's results of operations have been included in the Company's consolidated operations from that date. Of the purchase price 100% has been allocated to pipeline assets subject to any purchase price adjustments. Management is currently finalizing the allocation of the purchase price and therefore adjustments, if any, will result in reclassification of the assets and liabilities assumed.

         The total purchase price of the acquisition is as follows:

         Cash consideration - Gulfshore acquisition         $   3,130,000
         Fair value of Gateway common stock                     1,162,500
         Estimated assumed liabilities                            300,000
         Direct transaction costs                                 216,347
                                                            -------------
         Total purchase price                               $   4,808,847
                                                            -------------


     Direct transaction costs of $216,347 include investment banking, legal fees, and other external costs directly related to the acquisition which have been capitalized as part of the purchase price allocation.

(4)      Stock-Based Compensation Plans

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

         Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the three and nine months ended September 30, 2007 includes compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2007
(Unaudited)


         As a result of SFAS No. 123R, compensation cost related to non-qualified stock options recognized for the three months ended September 30, 2007 and 2006 was $15,306 and $8,736, respectively and for the nine months ended September 30, 2007 and 2006 was $35,123 and $13,172, respectively. We view all awards of stock-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the award on a straight-line basis over the life of the award.

         We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the value of the stock on the date of exercise. During the nine months ended September 30, 2007, there were 230,750 options exercised. In addition, we receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. We record this deduction as a tax asset with a corresponding amount recorded as additional paid-in capital when we can receive a tax cash savings from these awards. Due to the Company having significant unused net operating-loss carryforwards, the recording of this tax benefit is deferred until such tax savings is obtained.

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

         The following weighted-average assumptions were used in determining the fair value of stock options granted during the nine months ended September 30, 2007 and 2006, using the Black-Sholes model.

                                                       2007       2006
                                                       ----       ----
             Risk-free interest rate (%)..........     4.69       4.81
             Dividend yield (%)...................      -          -
             Expected volatility (%)..............       81         83
             Option life (years)..................     5.24       5.00


         The expected term has been calculated using the Securities and Exchange Commission Staff's simplified approach from Staff Accounting Bulletin No. 107. We have analyzed historical volitility and based on an analysis of all relevant factors use a three-year period to estimate expected volatility of our stock option grants.

         At September 30, 2007, there was $144,995 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of three years.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2007
(Unaudited)


The following table represents stock option activity for the nine months ended
September 30, 2007:

                                                                                     Weighted          Intrinsic
                                                                   Weighted          Average            Value of
                                                                   Average          Contractual       Options as of
                                                                   Exercise         Terms (in         September 30,
                                                  Shares            Price             years)              2007
                                                 ---------        ---------          ---------          ---------
Options outstanding, beginning of period..         694,083           $0.44              3.28
Options granted...........................         460,000            0.50              4.72

Options canceled..........................        (123,333)           0.66               --
Options exercised.........................        (230,750)           0.57              1.10
                                                 ---------
Options outstanding, end of period........         800,000           $0.43              4.47            $ 322,300
                                                 =========                                              =========
Options exercisable, end of period........         256,667           $0.35              4.45            $ 122,833
                                                 =========                                              =========

         The market value of the Company's common stock on September 30, 2007 was $0.83 per share.

         The weighted-average grant-date fair value of options granted during 2007 was $0.35 for the nine months ended September 30, 2007.


(5)      Debt

Trade Notes Payable

         Trade notes payable at September 30, 2007 consisted of the following:

                  Trade note payable - Insurance..............     $    63,372
                  Trade note payable - Fadden.................           4,000
                                                                   -----------
                                                                   $    67,372
                                                                   ===========


         During October 2005, in connection with the settlement of a dispute with Michael Fadden, the Company executed a trade note for $96,000, bearing no interest, payable in twenty-four monthly installments of $4,000. The note is secured by a letter of credit. Interest expense is being recognized over the life of the note at an imputed rate of 10% and was paid in full on October 1, 2007.

         During 2007, the Company executed premium finance agreements for its insurance premiums. The total of the notes were $438,878 and the interest rate is 7.19%. The notes require monthly principal and interest payments. The amount of the monthly payment varies depending on any changes in coverage and policy renewal period changes.

Notes Payable

         On August 23, 2007, the Company entered into a Credit Agreement (the
"Agreement") with Western National Bank, a national banking association (the
"Lender"), regarding a revolving credit facility provided by the Lender to the Company. The original borrowing base under the Agreement has been established at $2.5 million, which may be increased at the discretion of the Lender to an amount not to exceed $20 million. The credit facility is secured by substantially all of the Company's assets and has a term of two years, maturing in August 2009. Interest on outstanding balances will accrue at Lender's prime rate, plus one percent and is payable on a monthly basis.

         In connection with the acquisition of the Gulfshore Midstream assets, the Company borrowed $1,150,000 on the credit facility. As of September 30, 2007, the interest rate was 8.75% and the available borrowings were $1,350,000.

                                       11

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2007
(Unaudited)


Note Payable - Fort Cobb

         Fort Cobb's revolving credit agreement provided for maximum available borrowings of up to $250,000 through September 16, 2007. Principal outstanding under the agreement accrued interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at May 31, 2007, the disposition date (see Note 7), was 9.50%. The balance under the agreement was due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt were capitalized as deferred loan costs and was being charged to interest expense ratably over the maturity period of the note.

         On May 31, 2007, in conjunction with the sale of the Fort Cobb subsidiary (see Note 7), the buyer, Navitas Assets, LLC, paid in full the remaining balance of the credit facility. All liens attributable to this note have been released.

Term Note - Fort Cobb

         Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank. Principal outstanding under the note accrued interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at May 31, 2007, the disposition date (see Note 7), was 9.50%. The note required monthly payments of approximately $13,000, with the balance under the note due June 1, 2008. Costs of obtaining this debt were capitalized as deferred loan costs and was being charged to interest expense ratably over the maturity period of the note. Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and then the Company used the proceeds for general corporate purposes.

         On May 31, 2007, in conjunction with the sale of the Fort Cobb subsidiary (see Note 7), the buyer, Navitas Assets, LLC, paid in full the remaining balance of the note. All liens attributable to this note have been released.


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

         On May 31, 2007, in conjunction with the sale of the Fort Cobb subsidiary (see Note 7), the buyer, Navitas Assets, LLC, paid in full the remaining balance of the note. All liens attributable to this note have been released.


Letters of Credit

         At September 30, 2007, the Company had outstanding letters of credit for gas purchases totaling $1,000,000.

(6)      Commitments and Contingencies

         From time to time the Company is involved in litigation concerning its properties and operations. There is no known or pending litigation expected to have a material effect on the Company's financial statements.

(7)      Discontinued Operations

         On April 13, 2007, the Company entered into a Member Interest Purchase Agreement with Navitas Assets, LLC, regarding the sale of all of the Company's interest in Fort Cobb Fuel Authority, LLC, subject to due diligence and approval by the Oklahoma Corporation Commission. The sale was completed on May 31, 2007. The total purchase price for the sale consisted of cash of $2,585,000, plus the cash paid for the net working capital of Fort Cobb in the amount of $121,289, and other customary adjustments. In addition, Gateway was released from its guarantee of bank debt owed by Fort Cobb. Accordingly, prior period financial statement amounts have been adjusted to give effect to this disposition as a discontinued operation.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2007
(Unaudited)


     Following are the results of operations of the Fort Cobb subsidiary for all periods presented:

                                  Three Months Ended September 30,     Nine Months Ended September 30,
                                   ----------------------------          ---------------------------
                                       2007            2006                  2007           2006
                                   ------------    ------------          ------------   ------------
     Operating revenues (1) ....   $       --      $    360,785          $  1,117,541   $  1,143,416

     Operating costs and
       expenses(2) .............           --           415,014               692,097      1,250,087
     General and administrative
       expenses (3) ............           --           135,388               295,037        396,114
     Other expenses (income)
       (4) .....................           --           (37,220)               28,327        (25,381)
     Income (loss) from
       discontinued operations,
       net of taxes ............           --          (152,397)              102,080       (477,404)
     Gain (loss) on disposal of
       discontinued operations,
       net of taxes ............        (15,212)           --               1,241,722           --

     Basic and diluted income
      (loss) per share from
      discontinued operations ..   $       --      $      (0.01)         $       0.01   $      (0.03)
    Basic and diluted income per
     share from gain on disposal
     of discontinued operations            --              --                    0.07           --
                                   ------------    ------------          ------------   ------------
Total ..........................   $       --      $      (0.01)         $       0.08   $      (0.03)
                                   ============    ============          ============   ============

Weighted average number
of common shares
outstanding:
Basic ..........................     17,780,599      17,130,937            17,363,749     17,130,937
Diluted ........................     18,041,261      17,130,937            17,867,360     17,168,282


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

                                       13



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2007
(Unaudited)


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

         The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements. The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses. Such amounts are before general and administrative expense, depreciation, interest income or expense or income taxes. Inter-segment sales of $302,000 were eliminated during consolidation for the three months ended September 30, 2006. Inter-segment sales of $461,000 and $765,000 were eliminated during consolidation for the nine months ended September 30, 2007 and 2006.

         Summarized financial information of the Company's reportable segments from continuing operations and a reconciliation of operating margin to consolidated net income, is presented below.



                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                  September 30,
                                                 ----------------------------    ---------------------------
                                                     2007            2006            2007           2006
                                                 ------------    ------------    ------------   ------------
                  Onshore Operations
         Revenues ............................   $  2,350,430    $  1,594,296    $  6,757,196   $  5,276,502
         Operating margin ....................        379,191         243,216         932,122        823,754
         Depreciation and amortization .......         48,897          62,053         158,617        185,069
         Interest expense ....................          1,777           2,593           6,303          8,135
         Capital expenditures ................          7,400          50,175          31,055         61,599
         Total assets ........................      5,284,436       4,827,287       5,284,436      4,827,287

                  Offshore Operations
         Revenues ............................   $    601,541    $    372,702    $  1,333,587   $  1,074,894
         Operating margin ....................        459,993         303,953       1,063,739        837,776
         Depreciation and amortization .......         85,252          38,014         161,915        113,652
         Capital expenditures ................           --            28,950           3,630         28,950
         Total assets ........................      6,324,730       1,387,139       6,324,730      1,387,139

                 Corporate Operations
         Depreciation and amortization .......   $      1,324    $      1,391    $      3,165   $      6,656
         Interest expense ....................         20,352            --            27,572           --
         Capital expenditures ................          9,794             346          22,307          2,073
         Total assets ........................      1,521,751         583,957       1,521,751        583,957


                       Total
         Revenues ............................   $  2,951,971    $  1,966,996    $  8,090,783   $  6,351,396
         Operating margin ....................        839,184         547,169       1,995,861      1,661,530
         Depreciation and amortization .......        135,473         101,458         323,697        305,377
         Interest expense ....................         22,129           2,593          33,875          8,135
         Capital expenditures ................         17,194          79,471          56,993         92,622
         Total assets ........................     13,130,917       6,798,383      13,130,917      6,798,383

                                                      14



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2007
(Unaudited)


               Reconciliation to net income
         Operating margin ........................   $   839,184    $   547,169    $ 1,995,861   $ 1,661,530
         Less:
               Depreciation and amortization .....       135,473        101,458        323,697       305,377
               Accretion expense .................         6,597          6,155         19,790        18,466
               General and administrative ........       548,675        281,773      1,322,463       738,051
               Interest expense ..................        22,129          2,593         33,875         8,135
               Minority interest .................        24,100         26,418         71,407        65,874
         Plus:
               Interest income ...................        51,044          6,766         91,434        19,522
               Gain on sale of intangible asset ..          --             --          286,579          --
               Other income (expense), net .......          (266)          --           24,859        (7,459)
               Discontinued operations, net of tax          --         (152,397)       102,080      (477,404)
               Gain (loss) on disposal of
                discontinued operations - net of
                taxes ...........................        (15,212)          --        1,241,722          --
                                                     -----------    -----------    -----------   -----------
         Net income (loss) ......................    $   137,776    $   (16,859)   $ 1,971,303   $    60,286
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

                                       15

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

         Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount. There was no impairment required as of September 30, 2007.

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

Use of Estimates

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's significant estimates include depreciation of long-lived assets, amortization of deferred loan costs, valuation of the asset retirement obligation, valuation of deferred tax assets, valuation of assumed liabilities, and valuation of stock based transactions. Actual results could differ from those estimates.


Results of Operations

General

         The Henry Hub closing index price for natural gas during the three months ended September 30, 2007 averaged $6.11 per MMBtu, compared to $6.14 for the same period of the prior year. In the accompanying financial statements, the Company's revenues from sales of natural gas, along with the cost of natural gas purchased, increased proportionately from prior year levels. Because the Company buys and sells gas under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices to minimize commodity price risk, the Company's net operating margin is relatively insensitive to fluctuations in the market price of gas. Accordingly, the Company evaluates each of its activities based on the operating margin it produces. The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. Management reviews and evaluates the operations of two main segments--Onshore operations and Offshore operations.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Total Operations
                                              Three Months Ended September 30,
                                                ---------------------------
                                                   2007             2006
                                                ----------       ----------
       Revenues............................     $2,951,971       $1,966,996
       Operating margin....................        839,184          547,169
       Depreciation and amortization.......        135,473          101,458

         Operating margins for the three months ended September 30, 2007 increased $292,000 compared to the same period of the prior year. Offshore operating margin increased $156,000 and onshore operating margin increased by $136,000. These segments are discussed individually below in greater detail.

Onshore Operations
                                              Three Months Ended September 30,
                                                ----------------------------
                                                   2007              2006
                                                ----------        ----------
         Revenues............................   $2,350,430        $1,594,296
         Operating margin....................      379,191           243,216
         Depreciation and amortization.......       48,897            62,053

         Operating margins for onshore operations increased in the third quarter by $136,000 from the same period of the prior year. The increase was mainly due to increased throughput volumes at the Company's Waxahachie distribution facility, where two new sales customers were added in 2007, as well as increased transportation volumes on the Madisonville pipeline system.

Offshore Operations
                                              Three Months Ended September 30,
                                                ----------------------------
                                                   2007              2006
                                                ----------        ----------
         Revenues............................   $  601,541        $  372,702
         Operating margin....................      459,993           303,953
         Depreciation and amortization.......       85,252            38,014

         Operating margins for offshore operations increased in the third quarter by $156,000 from the same period of the prior year. The increase was due to a contribution of $237,000 by the Gulfshore assets, which were acquired effective August 1, 2007. This throughput was offset by a decrease in throughput volumes on the Company's Pirate's Beach pipeline system. The Company continues to see additional drilling activities near its offshore pipeline facilities.


Discontinued Operations

         On April 13, 2007, the Company entered into a Member Interest Purchase Agreement with Navitas Assets, LLC, regarding the sale of all of the Company's interest in Fort Cobb Fuel Authority, LLC, subject to due diligence and approval by the Oklahoma Corporation Commission. The sale was completed on May 31, 2007. The total purchase price for the sale consisted of cash of $2,585,000, plus the net working capital of Fort Cobb in the amount of $136,501. In addition, Gateway was released from its guarantee of bank debt owed by Fort Cobb (see Note 5). Accordingly, prior period financial statement amounts have been adjusted to give effect to this disposition as a discontinued operation. A working capital adjustment of $15,212 was made in the three months ended September 30, 2007 relating to the sale.

     Following are the results of operations of the Fort Cobb subsidiary for the three months ended September 30, 2006:

              Operating revenues (1)..............   $    360,785
              Operating costs and expenses (2)....        415,014
              General and administrative
                expenses (3)......................        135,388
              Other income, net(4)................        (37,220)
              Loss from discontinued
                operations, net of taxes..........       (152,397)
              Gain on disposal of discontinued
                operations, net of taxes..........           --

              Basic and diluted loss per share
                from discontinued operations......   $      (0.01)

              Basic and diluted income per
                share from gain on disposal of
                discontinued operations...........           --
                                                     ------------
              Total...............................   $      (0.01)

              Weighted average number of
                common shares outstanding:
              Basic...............................     17,130,937
              Diluted.............................     17,130,937

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

Operations Support and Other Income (Expense)

         General and administrative expenses for the quarter increased by $267,000 compared to 2006, primarily due to the allocation of general and administrative expenses to Fort Cobb for 2006, increased consulting fees for Sarbanes-Oxley compliance, and increased investor relations expenses. The allocation of general and administrative expenses to Fort Cobb for 2006 was due to the sale of the subsidiary in 2007.

         Interest income fluctuates directly with the average amount of cash on deposit.

         Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement.



Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Total Operations

                                               Nine Months Ended September 30,
                                                ----------------------------
                                                   2007              2006
                                                ----------        ----------
         Revenues............................   $8,090,783        $6,351,396
         Operating margin....................    1,995,861         1,661,530
         Depreciation and amortization.......      323,697           305,377

         Operating margins for the nine months ended September 30, 2007 increased $334,000 compared to the same period of the prior year. Offshore operating margin increased $226,000 and onshore operating margin increased by $108,000. These segments are discussed individually below in greater detail.




Onshore Operations

                                               Nine Months Ended September 30,
                                                ----------------------------
                                                   2007              2006
                                                ----------        ----------
         Revenues............................   $6,757,196        $5,276,502
         Operating margin....................      932,122           823,754
         Depreciation and amortization.......      158,617           185,069

         Operating margins for onshore operations increased by $108,000 for the nine months ended September 30, 2007 compared to the same period of the prior year. The increase was mainly due to increased throughput volumes at the Company's Waxahachie distribution facility, where two new sales customers were added in 2007, as well as increased transportation volumes on the Madisonville pipeline system. In addition, the throughput and operating margin on Madisonville will increase in the 4th quarter of 2007 due to the completion of the expanded Madisonville plant facility.



         Offshore Operations

                                               Nine Months Ended September 30,
                                                ----------------------------
                                                   2007              2006
                                                ----------        ----------
         Revenues............................   $1,333,587        $1,074,894
         Operating margin....................    1,063,739           837,776
         Depreciation and amortization.......      161,915           113,652

         Operating margins for offshore operations increased by $226,000 for the nine months ended September 30, 2007 compared to the same period of the prior year. The increase was due to a contribution of $237,000 by the Gulfshore assets, which were acquired effective August 1, 2007. This throughput was offset by a decrease in throughput volumes on the Company's Pirate's Beach pipeline system. The Company continues to see additional drilling activities near its offshore pipeline facilities.


         Discontinued Operations

         On April 13, 2007, the Company entered into a Member Interest Purchase
Agreement with Navitas Assets, LLC, regarding the sale of all of the Company's interest in Fort Cobb Fuel Authority, LLC, subject to due diligence and approval by the Oklahoma Corporation Commission. The sale was completed on May 31, 2007.
The total purchase price for the sale consisted of cash of $2,585,000, plus the net working capital of Fort Cobb in the amount of $136,501. In addition, Gateway was released from its guarantee of bank debt owed by Fort Cobb (see Note 5).
Accordingly, prior period financial statement amounts have been adjusted to give effect to this disposition as a discontinued operation.

     Following are the results of operations of the Fort Cobb subsidiary for the nine months ended September 30, 2007 and 2006:

                                                         2007             2006
                                                     ------------     ------------
              Operating revenues (1)..............   $  1,117,541     $  1,143,416
              Operating costs and expenses (2)....        692,097        1,250,087
              General and administrative
                expenses (3)......................        295,037          396,114
              Other expenses (income), net (4)....         28,327          (25,381)
              Income (loss) from discontinued
                operations, net of taxes..........        102,080         (477,404)
              Gain on disposal of discontinued
                operations, net of taxes..........      1,241,722             --

              Basic and diluted income (loss)
                per share from discontinued
                operations........................   $       --       $      (0.03)

              Basic and diluted income per
                share from gain on disposal of
                discontinued operations...........           0.07             --
                                                     ------------     ------------
              Total...............................   $       0.07     $      (0.03)

              Weighted average number of
                common shares outstanding:
              Basic...............................     17,363,749       17,130,937
              Diluted.............................     17,867,360       17,168,282


(1)  This revenue stream contains gas sales to customers of Fort Cobb.

(2)  This cost is comprised of the gas purchased for sale to customers of Fort
     Cobb, depreciation expense, and other operating expenses.

                                       19

(3) This cost is comprised of direct general and administrative expenses of Fort Cobb as well as allocated expenses from the parent.

(4) This cost is comprised of interest expense, miscellaneous non-operating income, income taxes, and interest income.

Operations Support and Other Income (Expense)

         General and administrative expenses for the nine months ended September 30, 2007 increased by $584,000 compared to 2006, primarily due to increased legal fees as well as increased investor relations and insurance expense. In 2006, legal fees were reduced by $144,000 due to a negotiated reduction of accrued legal fees recorded as expense in prior periods.

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

         The Company is actively seeking additional outside capital to allow it to accelerate the implementation of its growth strategy, such new capital may take several forms. There is no guarantee that we will be able to raise outside capital or be able to sell assets on terms favorable to the Company. Without a significant infusion of new capital, we believe we can finance the construction of new facilities and generate new cash flows to the Company, but only at a pace that can be supported by cash flows and our existing financing agreements.

         The Company had available cash of $1,722,730 at September 30, 2007.

         Net cash provided by continuing operating activities totaled $1,175,000 for the nine months ended September 30, 2007, compared to $219,000 during the same period of the previous year.

         Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally-generated funds and available cash and bank borrowings as needed. The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

         During October 2005, in connection with the settlement of a dispute with Michael Fadden, the Company executed a trade note for $96,000, bearing no interest, payable in twenty-four monthly installments of $4,000. The note is secured by a letter of credit. Interest expense is being recognized over the life of the note at an imputed rate of 10% and was paid in full on October 1, 2007.

         During 2007, the Company executed premium finance agreements for its insurance premiums. The total of the notes were $438,878 and the interest rate is 7.19%. The notes require monthly principal and interest payments. The amount of the monthly payment varies depending any changes in coverage and policy renewal period changes.

         On May 31, 2007, in conjunction with the sale of the Fort Cobb subsidiary (see Note 7), the buyer, Navitas Assets, LLC, paid in full the remaining balances of all debt associated with Fort Cobb. The amount of the debt outstanding at that time was $174,333. All liens attributable to these notes have been released.

         On August 23, 2007, the Company entered into a Credit Agreement (the "Agreement") with Western National Bank, a national banking association (the "Lender"), regarding a revolving credit facility provided by Lender to the Company. The original borrowing base under the Agreement has been established at $2.5 million, which may be increased at the discretion of the Lender to an amount not to exceed $20 million. The credit facility is secured by substantially all of the Company's assets and has a term of two years. Interest on outstanding balances will accrue at Lender's prime rate, plus one percent.

         In connection with the acquisition of the Gulfshore Midstream assets, the Company borrowed $1,150,000 on the credit facility. As of September 30, 2007, the interest rate was 8.75% and the available borrowings were $1,350,000.

         At September 30, 2007, the Company had outstanding letters of credit for gas purchases totaling $1,000,000.

         Natural gas prices as represented by the NYMEX Henry Hub index averaged $6.11 and $6.14 for the three months ended September 30, 2007 and 2006, respectively. The Company's operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements. However, natural gas prices can affect exploration and development which can result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

         The Company has no off-balance sheet arrangements at September 30, 2007; however, see Note 6 to the consolidated financial statements regarding Commitments and Contingencies.


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

         There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.


                           Part II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

                  None

Item 2.           Unregistered Sales of Securities and Use of Proceeds
                  ----------------------------------------------------

         On September 6, 2007, as a portion of the consideration paid by the Company in connection with the acquisition of the assets of Gulfshore Midstream Pipelines, Ltd., the Company issued 1,550,000 shares of common stock, par value $0.25 per share, of the Company ("Common Stock"). These shares of Common Stock were issued by the Company pursuant to the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder.

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

     November 14, 2007
--------------------------
          (Date)