Form 10KSB
period 2007-12-31
GATEWAY ENERGY CORP/NE
filed 2008-03-28
CIK 40194

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2007

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

          Securities registered under Section 12(b) of theExchange Act:
Title of each class                   Name of each exchange on which registered
      None                                             None

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
                                      -----

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act. Yes       No   X
                                               -----    -----

     Issuer's revenues for its most recent fiscal year were $11,454,511.

     The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 5, 2008 was $13,128,399.

     The number of shares outstanding of the issuer's common equity as of March 5, 2008, was 19,026,665.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into the indicated parts of this Annual Report to the extent specified in such parts:

     Part III of this Annual Report incorporates by reference information in the Proxy Statement for the Annual Meeting of Stockholders of Gateway Energy Corporation to be held on May 21, 2008.

Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                               -----    -----

--------------------------------------------------------------------------------
================================================================================

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                            PAGE

PART I. ..................................................................     3
         Item 1.       Description of Business............................     3
         Item 2.       Description of Property............................     5
         Item 3.       Legal Proceedings..................................     6
         Item 4.       Submission of Matters to a Vote of Security
                       Holders............................................     6
PART II. .................................................................     6
         Item 5.       Market for Common Equity and Related Stockholder
                       Matters and Small Business Issuer Purchases of
                       Equity Securities..................................     6
         Item 6.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations................     7
         Item 7.       Financial Statements...............................    13
         Item 8.       Changes In and Disagreements with Accountants......    13
         Item 8A.        Controls and Procedures..........................    13
         Item 8B.        Other Information................................    14
PART III. ................................................................    15
         Item 9.       Directors and Executive Officers of the Registrant.    15
         Item 10.      Executive Compensation.............................    15
         Item 11.      Security Ownership of Certain Beneficial Owners
                       and Management and Related Matters.................    15
         Item 12.      Certain Relationships and Related Transactions.....    15
         Item 13.      Exhibits...........................................    15
         Item 14.      Principal Accountant Fees and Services.............    16
SIGNATURES. ..............................................................    17

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Gateway Energy Corporation (the "Company," or "Gateway"), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company and Gateway Processing Company. Gateway-ADAC Pipeline, L.L.C. which is majority-owned (67%) by Gateway Pipeline Company, was formed in September 2005. Access to the Company's annual report on Form 10-KSB, quarterly reports on Form 10-QSB, the Company's Code of Ethics, and current reports on Form 8-K are available at the Company's website, www.gatewayenergy.com. The public may also read and copy this report and any reports, statements or other information the Company files with the SEC at the SEC's public reference room located at 100 F Street NE, Washington, D.C. Please call the SEC at 1-800-SEC-0300 for further information on the public reference room. These SEC filings are also available to the public at the web site maintained by the SEC at http://www.sec.gov.

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

Description of Business

     Gateway Energy Corporation owns and operates natural gas gathering, transportation and distribution systems in Texas, Texas state waters and in federal waters of the Gulf of Mexico off the Texas and Louisiana coasts. These systems include approximately 280 miles of pipeline ranging in diameter from 1 inch to 20 inches through which the Company gathers natural gas and liquid hydrocarbons from producing properties owned by others, transports gas and liquid hydrocarbons and distributes natural gas to various markets. If the Company assumes title along with possession of the gas, it sells the gas directly to industrial end users under "back-to-back" purchase and sale contracts designed to minimize commodity risk. Otherwise, the Company transports the gas for a fee per MMBtu or Mcf. Liquid hydrocarbons are transported for a fee per Bbl.

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

Business Growth Strategy

     Beginning in 2005, the Company began a restructuring program to position it for growth with a renewed focus on its core compentencies. The Company is currently undertaking a two prong growth strategy, focused on optimizing the deployment of its existing assets, and aggressively seeking out acquisition opportunities to leverage our industry expertise and infrastructure to expand in the midstream sector of the natural gas industry.

          o Optimization of Existing Assets - The Company has valuable core assets in the midstream sector that it is actively seeking to optimize. The Company's Madisonville business has the potential to expand due to the Company's position as the exclusive gas transporter for the largest producer and the only gas treating company in the area. In addition, the Company's current throughput volume of its offshore pipeline assets is significantly less than its maximum daily throughput capacity, allowing the Company to solicit a significant amount of new gathering and transportation business without substantial capital outlay. Based on favorable natural gas price projections which are encouraging exploration and development drilling, the Company expects to benefit based on its strategically located pipelines in proven productive areas, both onshore and offshore in the Gulf Coast region.

          o Acquisition Opportunities - The Company has positioned itself to aggresively seek out acquisition opportunities in the midstream sector. Significant improvements in the Company's operating results, financial position, and available credit facility enable the Company to actively investigate and pursue these potential acquisitions.

Major Customers and Suppliers

     The Company purchases natural gas from several producers and suppliers, and during the year ended December 31, 2007, one company supplied 100% of the total natural gas purchased. During the year ended December 31, 2006, three companies supplied 68%, 22% and 10% of the total cost of natural gas purchased. Gross sales to customers representing 10% or more of total revenue for the years ended December 31, 2007 and 2006 are as follows:

                                                    Year Ended December 31,
                                                    -----------------------
                                                     2007             2006
                                                    ------           ------
     Dart Container Corporation.............          56%              53%
     Owens Corning..........................          21%               -
     Saint Gobain Containers................          17%              18%


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

Competition

     The natural gas industry is highly competitive. The Company competes against other companies in the gathering, transporting, treating and marketing business for gas supplies and for customers. Competition for gas supplies is primarily based on the availability of transportation facilities, cost-effectiveness of treating facilities, service and satisfactory price. In marketing, there are numerous competitors, including affiliates of intrastate and interstate pipelines, major producers, brokers and marketers. Most of our competitors have capital resources greater than the Company and control greater supplies of gas. Competition for marketing customers is primarily based on reliability and the price of delivered gas.

     Because of the significantly higher costs to construct pipelines in marine environments and the difficulty of installing new onshore separation/dehydration and terminal facilities, it is likely that any new well that is completed within two miles of the Company's existing offshore systems will be connected to Gateway's nearby system. Since the Company became actively involved as the operator of these offshore systems, it has been successful in connecting every new, available well completed within that distance.

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

Employees

     As of December 31, 2007, the Company had seven full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

Onshore Properties

     The Company owns two active onshore pipeline systems in Texas. One system is a fourteen-mile delivery system that transports natural gas for sale to industrial users in Waxahachie, Ellis County, Texas. The other system is a 10-inch, 10 mile pipeline located near Madisonville, Madison County, Texas which transports natural gas from the Madisonville treating facility to two major pipelines.

     At December 31, 2007, the Company's onshore systems were comprised of approximately 24 miles of six-inch to ten-inch pipelines and related meters, regulators, valves and equipment. The systems are properly maintained and are capable of transporting natural gas under prescribed pressures.

Offshore Properties

         Gateway Offshore Pipeline Company owns pipelines, a related 140' x 70' operating platform, and an onshore terminal facility (the "Crystal Beach" facility) that services producers in Texas and Louisiana offshore waters and Galveston Bay. These systems and related facilities are in waters up to 650 feet in depth and provide the Company the capability to gather and transport gas and liquid hydrocarbons to various markets. The Crystal Beach facility is connected to the Company's Shipwreck system, which provides separation of gas and liquid hydrocarbon services, dehydrates the gas for a fee, delivers pipeline quality gas to market and provides storage and truck loading services for the liquid hydrocarbons. The Company's offshore systems consist of approximately 257 miles of four-inch to 21-inch diameter pipelines and related equipment which transport the natural gas and liquid hydrocarbons primarily under fee-based contracts.

System Capacity

         The capacity of a pipeline is primarily a function of its diameter and length and its inlet and outlet pressures. Based upon normal operating pressures, the Company's systems have a daily throughput capacity of over 800,000 Mcfe per day, which significantly exceeds the current daily throughput of approximately 88,000 Mcfe per day.

         The Crystal Beach facility referred to above has a storage capacity of approximately 35,000 Bbls and, with minor modifications, has a throughput capacity of 5,000 Bbls of liquid hydrocarbons per day. Additional tankage and related facilities could be added on adjacent land owned by the Company. The Company also owns 119 acres of land adjacent to the Crystal Beach facility.

Sale of Fort Cobb Fuel Authority, LLC

     On April 13, 2007, the Company entered into a Member Interest Purchase Agreement regarding the sale of all of the Company's interest in Fort Cobb Fuel Authority, LLC, subject to due diligence and approval by the Oklahoma Corporation Commission. The sale was completed on May 31, 2007. The total purchase price for the sale consisted of cash of $2,585,000, plus the cash paid for the net working capital of Fort Cobb in the amount of $121,289, and other customary adjustments. In addition, Gateway was released from its guarantee of bank debt owed by Fort Cobb.

Corporate Property

     In addition to the operating properties described above, the Company leases office space and owns certain office equipment in its corporate office located at 500 Dallas Street, Suite 2615, Houston, Texas 77002. Effective April 1, 2008, the Company will be relocating to 1415 Louisiana Street, Suite 4100, Houston, Texas 77002.



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

         Quarter Ended                                     High      Low
         -------------                                     ----      ---
         March 31, 2007...............................     $0.49    $0.38
         June 30, 2007................................      0.99     0.45
         September 30, 2007...........................      1.10     0.70
         December 31, 2007............................      1.01     0.67


         Quarter Ended                                     High      Low
         -------------                                     ----      ---

         March 31, 2006...............................     $0.50    $0.24
         June 30, 2006................................      0.51     0.25
         September 30, 2006...........................      0.63     0.31
         December 31, 2006............................      0.51     0.31


Holders

     As of December 31, 2007, there were 1,582 shareholders of the Company's common stock.

Dividends

     There have been no dividends declared on the Company's common stock during the years ended December 31, 2007 and 2006. The Company does not intend to pay dividends on its common stock in the near future.

     On August 23, 2007, the Company entered into a Credit Agreement with a bank. This Agreement restricts the Company's ability to pay dividends.



Securities Authorized for Issuance Under Equity Compensation Plans

        =========================== ========================= ========================= =========================
                                                                                          Number of securities
                                                                                        remaining available for
                                                                                         future issuance under
                                    Number of securities to       Weighted-average        equity compensation
                                    be issued upon exercise      exercise price of          plans (excluding
                                    of outstanding options,     outstanding options,    securities reflected in
                                      warrants and rights       warrants and rights           column (a))
              Plan Category                   (a)                       (b)                       (c)
        --------------------------- ------------------------- ------------------------- -------------------------
        Equity compensation
            plans approved by
            security holders                750,000                   $  0.44                   1,840,000
        =========================== ========================= ========================= =========================


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

Property and Equipment

     Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the year ended December 31, 2007, property and equipment included
$84,722 of equipment financed under a capital lease, net of $15,278 of accumulated amortization. Depreciation and amortization is calculated using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

     For the years ended December 31, 2007 and 2006, depreciation expense was $523,586 and $409,384, respectively. Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for

                                       7

the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There have been no impairments of long-lived assets required during the years ended December 31, 2007 and 2006.

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

Accounting Pronouncements and Recent Regulatory Developments

     On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2007, the Company had no material uncertain tax positions.


     In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159") which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. We cannot currently estimate the impact of SFAS No. 159 on our consolidated results of operations, cash flows or financial position and have not yet determined whether or not we will choose to measure items subject to SFAS No. 159 at fair value.

     In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interest in Consolidated Financial Statements--an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within the fiscal year, beginning after December 15, 2008, and early adoption is prohibited. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 will be applied prospectively. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from SFAS No. 141R include the expansion of the definitions of a "business" and a "business combination." For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS No. 141R also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not believe that the adoption of SFAS No. 141R will materially impact our financial statements.

Results of Operations

General

     The Henry Hub closing monthly index price for natural gas during the year ended December 31, 2007 averaged $6.77 per MMBtu, compared to $6.75 for the same period of the prior year. In the accompanying financial statements, the Company's revenues from sales of natural gas, along with the cost of natural gas purchased, increased proportionately from prior year levels. Because the Company buys and sells gas under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices to minimize commodity price risk, the Company's net operating margin is relatively insensitive to fluctuations in the market price of gas. Accordingly, the Company evaluates each of its activities based on the operating margin it produces. The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. A reconciliation of operating margin to operating income is presented in Note 10. Management reviews and evaluates the operations of two main segments--Onshore operations and Offshore operations.

     During 2007, the Company sold its Fort Cobb Fuel Authority, LLC subsidiary.
The Company presented the operating results of those assets in its statement of operations for the years ended December 31, 2007, 2006, and 2005 as discontinued operations.

Total Operations

                                                                     Year Ended December 31,
                                                     -----------------------------------------------------
                                                          2007               2006                2005
                                                     --------------     --------------      --------------
    Revenues................................           $11,454,511        $8,161,571          $8,501,391
    Operating margin........................             2,785,376         2,139,431           2,090,158
    Depreciation and amortization...........               523,586           409,384             419,133

         Operating margin for the year ended December 31, 2007 increased
$646,000 from the prior year. Offshore operating margin increased $545,000 and Onshore operating margin increased $101,000.


         Operating margin for the year ended December 31, 2006 increased $49,000 from the prior year. Offshore operating margin decreased $132,000 and Onshore operating margin increased $181,000.


Onshore Operations
                                                                     Year Ended December 31,
                                                     -----------------------------------------------------
                                                          2007               2006                2005
                                                     --------------     --------------      --------------
    Revenues................................            $9,352,113        $6,844,264          $7,094,372
    Operating margin........................             1,221,874         1,120,878             939,972
    Depreciation and amortization...........               207,966           249,821             247,861

     Onshore operating margin for the year ended December 31, 2007 increased
$101,000 from the prior year, mainly due to increased sales volumes on the Company's Waxahachie distribution system.


     Gateway also expects additional revenue growth from the Onshore assets in 2008 when the Madisonville gas treatment plant expansion is completed. The operator of the plant is currently validating a proposed system modification to address the removal of diamondoids. A diamondoid is a rare, naturally occurring compound that can separate out of the gas stream upon a decrease in temperature and pressure and as such, could cause operational problems for the nitrogen rejection portion of the new plant.

                                       9

     Gateway understands that the modifications should be completed within 60 to 90 days after the validation is completed. Based upon this information, Gateway believes that the modifications will most likely be completed before the end of the second quarter of 2008. While this is later than we had anticipated, Gateway remains optimistic that the Madisonville gas treatment plant expansion will significantly contribute to its Onshore growth in 2008. In the meantime, the existing, older portion of the plant continues to treat approximately 15,000 Mcf per day of inlet gas.

     Onshore operating margin for the year ended December 31, 2006 increased
$181,000 from the prior year, mainly due to increased volumes at the Company's
Madisonville pipeline system.

Offshore Operations
                                                                     Year Ended December 31,
                                                     -----------------------------------------------------
                                                          2007               2006                2005
                                                     --------------     --------------      --------------
    Revenues................................           $2,102,398         $1,317,307          $1,407,019
    Operating margin........................            1,563,503          1,018,553           1,150,186
    Depreciation and amortization...........              311,168            151,713             150,774

     Operating margin for the year ended December 31, 2007 increased $545,000 compared to 2006 due to the August 2007 acquisition of all of Gulfshore
Midstream's Offshore pipeline assets as well as increased throughput volumes on the Company's Bolivar pipeline system. These increases were offset by reduced volumes on the Pirates Beach pipeline system. The outlook for 2008 is favorable.
Gateway connected one new well to its Offshore Bolivar pipeline system and added additional throughput volumes from several well recompletions in the first two months of 2008 and expects the pace of Offshore drilling activity to remain strong in 2008 due to high commodity prices. Connection of new production generally adds operating margin and cash flows without requiring additional capital expenditures by the Company.

     Operating margin for the year ended December 31, 2006 decreased $132,000 compared to 2005 due to the decreased oil throughput volumes from the Company's
Pirates Beach system and decreased gas transportation volumes from the Company's
Shipwreck pipeline system, as well as higher operating expenses at the Company's
Bolivar pipeline system to prepare it for new well connections.

Discontinued Operations

     On April 13, 2007, the Company entered into a Member Interest Purchase
Agreement regarding the sale of all of the Company's interest in Fort Cobb Fuel
Authority, LLC, subject to due diligence and approval by the Oklahoma
Corporation Commission. The sale was completed on May 31, 2007. The total purchase price for the sale consisted of cash of $2,585,000, plus the cash paid for the net working capital of Fort Cobb in the amount of $121,289, and other customary adjustments. In addition, Gateway was released from its guarantee of bank debt owed by Fort Cobb. Accordingly, prior period financial statement amounts have been adjusted to give effect to this disposition as a discontinued operation.

     Following are the results of operations of the Fort Cobb subsidiary for all periods presented.

                                                     Year Ended December 31,
                                                 ------------------------------
                                                     2007              2006
                                                 ------------      ------------
Operating revenues (1) ....................      $  1,117,541      $  2,012,665
Operating costs and expenses (2) ..........           692,097         1,637,497
General and administrative
expenses (3) ..............................           381,037           367,792
Other expenses, net (4) ...................            28,327           101,014
                                                 ------------      ------------
Income (loss) from discontinued
    operations, net of taxes ..............      $     16,080      $    (93,638)
                                                 ============      ============
Gain on disposal of discontinued
    operations, net of taxes ..............      $  1,241,722      $       --
                                                 ============      ============




Basic and diluted income (loss)
    per share from discontinued
    operations ............................      $       --        $      (0.01)

Basic and diluted income per
    share from gain on disposal of
    discontinued operations ...............              0.07              --
                                                 ------------      ------------
Total .....................................      $       0.07      $      (0.01)
                                                 ============      ============
Weighted average number of
common shares outstanding:
Basic .....................................        17,781,059        17,131,485
Diluted ...................................        17,956,541        17,170,343


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


Operations Support and Other Income (Expense)

                                                                     Year Ended December 31,
                                                     -----------------------------------------------------
                                                          2007               2006                2005
                                                     --------------     --------------      --------------
    General and administrative..............           $1,811,379         $1,290,205          $1,441,891
    Interest income.........................              114,265             31,333                4,492
    Interest expense........................              (95,599)           (10,609)             (32,476)
    Other income (expense), net.............               55,119             51,837              (19,329)
    Income tax benefit......................            1,668,743               --                   --
    Discontinued operations, net of taxes...               16,080            (93,638)            (104,489)
    Gain on disposal of discontinued
        operations, net of taxes............            1,241,722               --              1,705,257

     General and administrative expenses for the year ended December 31, 2007 increased $521,000 compared to 2006, or 40%, primarily due to an increase in legal fees, investor relations expenses, consulting expenses due to Sarbanes-Oxley compliance, and wages and salaries due to the hiring of new personnel.

     General and administrative expenses for the year ended December 31, 2006 decreased $152,000 compared to 2005, or 11%, primarily due to a decrease in legal fees, offset by an increase in insurance expense.

     Interest income for all years presented fluctuates directly with the average cash balances.

     Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement.

     Interest expense for the year ended December 31, 2007 increased $85,000 compared to 2006 primarily because of the outstanding balance on the Company's revolving credit facility which was used to acquire the Gulfshore assets and the amortization of fees associated with the credit facility.

     The Company recognized a $1,668,743 reversal of the allowance for deferred tax assets resulting in an income tax benefit.

                                       11

Liquidity and Capital Resources

     Going forward, the Company's strategy is to maximize the potential of currently-owned properties, to construct new pipeline systems, and to acquire properties that meet its economic performance hurdles. The Company is actively seeking additional outside capital to allow it to accelerate the implementation of its growth strategy, and such new capital may take several forms. There is no guarantee that we will be able to raise outside capital or be able to sell assets on terms favorable to the Company. Without a significant infusion of new capital, we believe we can finance the construction of new facilities and generate new cash flows to the Company, but only at a pace that can be supported by cash flows and our existing financing agreements.

     The Company had available cash of $1,807,224 at December 31, 2007.

     Net cash provided by continuing operating activities totaled $1,951,590 for the year ended December 31, 2007, compared to $340,750 during the same period of the previous year.

     Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally-generated funds and available cash and bank borrowings as needed. The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

     During October 2005, in connection with the settlement of a dispute with the former CEO, the Company executed a trade note for $96,000, bearing no interest, payable in twenty-four monthly installments of $4,000. The note was secured by a letter of credit. Interest expense was being recognized over the life of the note at an imputed rate of 10% and was paid in full on October 1, 2007.

     During 2007, the Company executed premium finance agreements for its insurance premiums. The total of the notes were $523,797 and the interest rate ranged from 7.19% to 8.25%. The notes require monthly principal and interest payments. The amount of the monthly payment varies depending on any changes in coverage and policy renewal periods. These notes were repaid during December 2007.

     On May 31, 2007, in conjunction with the sale of the Fort Cobb subsidiary, the buyer paid in full the remaining balances of all debt associated with Fort Cobb. The amount of the debt outstanding at that time was $174,333. All liens attributable to these notes have been released.

     On August 23, 2007, the Company entered into a Credit Agreement (the "Agreement") with a bank (the "Lender"), regarding a revolving credit facility provided by Lender to the Company. The original borrowing base under the Agreement has been established at $2.5 million, which may be increased at the discretion of the Lender to an amount not to exceed $20 million. The credit facility is secured by substantially all of the Company's assets and has a term of two years. Interest on outstanding balances will accrue at Lender's prime rate, plus one percent. In connection with the acquisition of the Gulfshore Midstream assets, the Company borrowed $1,150,000 on the credit facility. As of December 31, 2007, the interest rate was 8.25% and the available borrowings were $1,750,000.

     At December 31, 2007, the Company had outstanding letters of credit for gas purchases totaling $1,000,000.

     Natural gas prices as represented by the Henry Hub closing monthly index price for natural gas during the year ended December 31, 2007 averaged $6.77 per MMBtu, compared to $6.75 for the same period of the prior year. The Company's operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements. However, natural gas prices can affect exploration and development which can result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements at December 31, 2007; however, see Note 8 to the consolidated financial statements regarding Commitment and Contingencies.

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

We had a history of operating losses.

     Until recently, we have operated our business at an operating loss. There are many factors influencing our operations that are beyond our control that may cause future losses. We cannot control the extent or timing of producer investment near our Offshore pipeline systems. The ultimate success of our Madisonville pipeline facilities depends upon the continued success of the producers in the area, and the continued successful operation of the Madisonville plant.

We depend on key personnel who would be difficult to replace and our business will likely be harmed if we lose their services.

     Robert Panico has served as the Company's President and Chief Executive Officer since May 2005. Mr. Panico had been a Vice President of the Company since 1997. Christopher Rasmussen has served as the Company's Chief Financial Officer since June 2005. Due to the Company's cash flow constraints, Messrs. Panico and Rasmussen will be responsible for substantially all of the management duties of the Company. The loss of either of these individuals as an employee of the Company could have a material adverse effect on the Company's operations and ability to satisfy its reporting requirements under the applicable securities laws.

The Company faces significant competition.

     The Company's ability to generate long-term value for the common stockholder is dependent in part upon the successful acquisition of additional assets that complement the Company's core business at costs that provide for reasonable returns. There are many companies participating in the midstream segment of the natural gas industry, many with resources much greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None

ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     As of December 31, 2007, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

Management's Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15f under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     - Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Our management's report of the effectiveness on the design and operation of our internal control over financial reporting was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the period covered by this report and that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

 ITEM 8B.  OTHER INFORMATION

     None

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2008, under the captions "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS OF THE COMPANY" and "COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT."

ITEM 10.   EXECUTIVE COMPENSATION

     Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2008, under the caption "EXECUTIVE COMPENSATION.".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

     Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2008, under the captions "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.", "SECURITIES OFFERED UNDER EQUITY COMPENSATION PLANS.", and "GOVERNANCE OF THE COMPANY."

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held May 21, 2008, under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 13.   EXHIBITS

     (a) EXHIBITS

     The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit             Description of Document
-------             -----------------------

3.1*                Restated Certificate of Incorporation dated May 26, 1999.
3.2                 Amendment to Restated Certificate of Incorporation dated
                    August 16, 2001, incorporated by reference to Form 10-KSB
                    for the year ended December 31, 2001.
3.3*                Bylaws, as amended May 26, 1999.
3.4***              Bylaws, as amended August 22, 2006.
4.1*                Form of the Common Stock Certificate.
10.1                1994 Incentive and Non-Qualified Stock Option Plan;
                    incorporated by reference to Exhibit 10(a) to Form 10-KSB
                    for the year ended February 28, 1997.
10.2*               1998 Stock Option Plan.
10.3*               1998 Outside Directors' Stock Option Plan.
10.4***             Employment Agreement dated August 22, 2006 with Robert
                    Panico.
10.5***             Employment Agreement dated August 22, 2006 with Christopher
                    Rasmussen.
10.6*               Houston Office Lease dated January 20, 1998 with Trizec
                    Allen Center Limited Partnership.
10.7**              Purchase Agreement dated July 26, 2005 between Gateway
                    Pipeline Company and Madisonville Gas Processors, LP for the
                    sale of certain Madisonville pipeline facility assets.
10.8****            Purchase Agreement dated December 22, 2006 between Gateway
                    Processing Company and HNNG Development, LLC for the sale of that certain First Amended and Restated Agreement to Develop
                    Natural Gas Treatment Projects Using Mehra Gas Treating
                    Units, dated January 1, 2004, as amended January 1, 2005, by and between Advanced Extraction
10.9********        Credit Agreement, dated August 23, 2007, by and between the
                    Copmany and Western National Bank, n.a.
11.1*****           2007 Equity Incentive Plan
11.2***** *         Member Interest Purchase Agreement dated April 13, 2007
                    between Gateway Energy Corporation and Navitas Assets,
                    L.L.C. for the sale of Fort Cobb Fuel Authority, L.L.C.
11.3*******         Purchase Agreement dated September 6, 2007 between Gateway
                    Offshore Pipeline Company and Gulfshore Midstream Pipelines,
                    Ltd. for the sale of certain pipeline facility assets.
23.1                Consent of Pannell Kerr Forster of Texas, P.C.
31.1                Section 302 Certification of Chief Executive Officer

31.2                Section 302 Certification of Chief Financial Officer
32.1                Section 906 Certification of Chief Executive Officer
32.2                Section 906 Certification of Chief Financial Officer

                  * Incorporated by reference to Form 10-KSB for the year
                    ended February 28, 1999.
                 ** Incorporated by reference to Form 10-KSB for the year
                    ended December 31, 2005.
                *** Incorporated by reference to Form 8-K filed on August
                    25, 2006.
               **** Incorporated by reference to Form 8-K filed on December
                    12, 2006.
              ***** Incorporated by reference to Form 10-KSB for the year ended December 31, 2007
             ****** Incorporated by reference to Form 8-K filed on April
                    16, 2007
            ******* Incorporated by reference to Form 8-K filed on
                    September 7, 2007
           ******** Incorporated by reference to Form 8-K filed on August 24, 2007

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated by reference to the Gateway Energy Corporation Proxy Statement for Annual Meeting of Stockholders to be held May 21, 2008, under the caption "INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM."

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

     Date: March 26, 2008

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Name                      Title                    Date

      /s/  John A. Raasch                  Director              March 26, 2008
      ---------------------------------
           John A. Raasch


      /s/  Gordon Wright                   Director              March 26, 2008
      ---------------------------------
           Gordon Wright


      /s/  Steven C. Scheler               Director              March 26, 2008
      ---------------------------------
           Steven C. Scheler


     /s/  Chauncey J. Gundlefinger, Jr.    Director              March 26, 2008
     ----------------------------------
          Chauncey J. Gundlefinger, Jr.


     /s/  J. Darby Sere                    Director              March 26, 2008
     ----------------------------------
          J. Darby Sere


     /s/  Steven W Cattron                 Director              March 26, 2008
     ----------------------------------
          Steven W Cattron


     /s/  Robert Panico                    Chief Executive       March 26, 2008
     ----------------------------------    Officer, President
          Robert Panico                    and Director
                                          (Principal Executive
                                               Officer)


     /s/  Christopher M. Rasmussen         Chief Financial       March 26, 2008
        -------------------------------    Officer and
          Christopher M. Rasmussen         Secretary (Principal
                                           Financial and
                                           Accounting Officer)

                           GATEWAY ENERGY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE


Report of Independent Registered Public Accounting Firm                    F-2
Consolidated Balance Sheets, December 31, 2007 and 2006                    F-3
Consolidated Statements of Operations for the Years Ended
   December 31, 2007 and 2006                                              F-4
Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 2007 and 2006                                              F-5
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2007 and 2006                                              F-6
 Notes to Consolidated Financial Statements                                F-8






"All financial schedules have been omitted as required information is either not applicable or has been included in the financial statements or notes to the financial statements."


                  The accompanying notes are an integral part
                         of these financial statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
Gateway Energy Corporation

We have audited the accompanying consolidated balance sheets of Gateway Energy Corporation and Subsidiaries (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway Energy Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.


/s/  Pannell Kerr Forster of Texas, P.C.
-----------------------------------------
     Pannell Kerr Forster of Texas, P.C.



Houston, Texas
March 26, 2008


                  The accompanying notes are an integral part
                         of these financial statements.



                                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS



                                                                                               December 31,
                                                                                       ----------------------------
                                                                                           2007            2006
                                                                                       ------------    ------------
                                                       ASSETS
Current Assets
   Cash and cash equivalents .......................................................   $  1,807,224    $    992,821
   Restricted cash .................................................................           --            43,145
   Trade accounts receivable .......................................................      1,852,849         589,087
   Prepaid expenses and other assets ...............................................         41,812         101,927
   Current assets of discontinued operations .......................................           --         1,171,301
                                                                                       ------------    ------------
      Total current assets .........................................................      3,701,885       2,898,281
Property and Equipment, at cost
   Gas gathering, processing and transportation ....................................     11,120,558       7,591,662
   Office furniture and other equipment ............................................        229,298         206,991
                                                                                       ------------    ------------
                                                                                         11,349,856       7,798,653
Less accumulated depreciation and amortization .....................................     (3,390,634)     (3,303,485)
                                                                                       ------------    ------------
                                                                                          7,959,222       4,495,168
                                                                                       ------------    ------------
Other Assets
   Deferred tax assets, net ........................................................      1,668,743            --
   Intangible assets, net of accumulated amortization of $65,278 in 2007 ...........        922,142            --
   Other ...........................................................................        269,601         115,736
   Non-current assets of discontinued operations ...................................           --         1,466,833
                                                                                       ------------    ------------
                                                                                          2,860,486       1,582,569
                                                                                       ------------    ------------
       Total assets ................................................................   $ 14,521,593    $  8,976,018
                                                                                       ============    ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable ................................................................   $  1,138,653    $    415,088
   Accrued expenses and other liabilities ..........................................        251,368          65,402
   Current maturities of long-term debt ............................................           --            79,146
   Current maturities of capital lease .............................................         17,371          14,912
   Current liabilities of discontinued operations ..................................           --           950,850
                                                                                       ------------    ------------
      Total current liabilities ....................................................      1,407,392       1,525,398
Future asset retirement obligations ................................................        394,640         368,255
Long-term debt, less current maturities ............................................        750,000            --
Long-term capital lease, less current maturities ...................................         29,422          47,102
Minority interest ..................................................................        816,222         838,363
Non-current liabilities of discontinued operations .................................           --            92,483
Commitments and contingencies ......................................................           --              --

Stockholders' Equity
   Preferred stock - $1.00 par value; 10,000 shares authorized; no shares issued and
      outstanding ..................................................................           --              --
   Common stock - $0.25 par value; 35,000,000 shares authorized; 19,026,665 and
      17,140,937 issued and outstanding in 2007 and 2006, respectively .............      4,756,665       4,285,232
   Additional paid-in capital ......................................................     17,089,744      16,158,552
   Accumulated deficit .............................................................    (10,722,492)    (14,339,367)
                                                                                       ------------    ------------
        Total stockholders' equity .................................................     11,123,917       6,104,417
                                                                                       ------------    ------------
        Total liabilities and stockholders' equity .................................   $ 14,521,593    $  8,976,018
                                                                                       ============    ============


                                     The accompanying notes are an integral part
                                           of these financial statements.

                                                        F-3



                         GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                  Year Ended December 31,
                                                               ----------------------------
                                                                   2007            2006
                                                               ------------    ------------
Operating revenues
   Sales of natural gas ....................................   $  8,732,108    $  6,288,869
   Transportation of natural gas and liquids ...............      2,280,882       1,697,789
   Treating and other ......................................        441,521         174,913
                                                               ------------    ------------
                                                                 11,454,511       8,161,571
Operating costs and expenses
   Cost of natural gas purchased ...........................      7,914,502       5,495,770
   Operation and maintenance ...............................        754,633         526,370
   General and administrative ..............................      1,811,379       1,290,205
   Depreciation and amortization ...........................        523,586         409,384
   Accretion and changes in estimates ......................         26,385          24,623
                                                               ------------    ------------
                                                                 11,030,485       7,746,352
                                                               ------------    ------------
Operating income ...........................................        424,026         415,219

Other income (expense)
   Interest income .........................................        114,265          31,333
   Interest expense ........................................        (95,599)        (10,609)
   Gain on sale of intangible assets .......................        286,579            --
   Other income, net .......................................         55,119          51,837
   Minority interest .......................................        (94,060)        (88,951)
                                                               ------------    ------------
                                                                    266,304         (16,390)
                                                               ------------    ------------
Income from continuing operations before income taxes and
  discontinued operations ..................................        690,330         398,829
Provision for income tax benefit ...........................      1,668,743            --
                                                               ------------    ------------
Income from continuing operations ..........................      2,359,073         398,829

Discontinued operations, net of taxes
   Income (loss) from discontinued operations, net of taxes          16,080         (93,638)
   Gain on disposal of discontinued operations, net of taxes      1,241,722            --
                                                               ------------    ------------
Net income .................................................   $  3,616,875    $    305,191
                                                               ============    ============

Basic and diluted income per share:
   Continuing operations ...................................   $       0.13    $       0.02
   Discontinued operations .................................           0.07            --
                                                               ------------    ------------
   Net income ..............................................   $       0.20    $       0.02
                                                               ============    ============

Weighted average number of common shares outstanding:
   Basic ...................................................     17,781,059      17,131,485
   Diluted .................................................     17,956,541      17,170,343


                         The accompanying notes are an integral part
                               of these financial statements.

                                             F-4



                                        GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      For the Years Ended December 31, 2007 and 2006



                                                        Common Stock           Additional
                                                ---------------------------     Paid-in       Accumulated
                                                   Shares         Amount        Capital        Deficit          Total
                                                ------------   ------------   ------------   ------------    ------------
Balance at January 1, 2006 ..................     17,130,937   $  4,282,732   $ 16,139,144   $(14,644,558)   $  5,777,318

Stock-based compensation expense
                                         --             --             --           17,608           --            17,608
Issuance of common stock related to exercise
  of stock options ..........................         10,000          2,500          1,800           --             4,300
Net income
                                                        --             --             --          305,191         305,191
                                                ------------   ------------   ------------   ------------    ------------
Balance at December 31, 2006 ................     17,140,937      4,285,232     16,158,552    (14,339,367)      6,104,417

Issuance of common stock for services
                                                     120,000         30,000         81,600           --           111,600
Issuance of common stock related to Gulfshore
  acquisition ...............................      1,550,000        387,500        775,000           --         1,162,500
Stock-based compensation expense
                                         --             --             --           51,516           --            51,516
Issuance of common stock related to exercise
  of stock options ..........................        215,728         53,933         23,076           --            77,009
Net income
                                                        --             --             --        3,616,875       3,616,875
                                                ------------   ------------   ------------   ------------    ------------
Balance at December 31, 2007 ................     19,026,665   $  4,756,665   $ 17,089,744   $(10,722,492)   $ 11,123,917
                                                ============   ============   ============   ============    ============


                                        The accompanying notes are an integral part
                                              of these financial statements.

                                                            F-5



                                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   Year Ended December 31,
                                                                                 --------------------------
                                                                                    2007           2006
                                                                                 -----------    -----------
Cash flows from operating activities - continuing operations:
   Income from continuing operations .........................................   $ 2,359,073    $   398,829
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization ..........................................       523,586        409,384
      Gain on sale of intangible assets ......................................      (286,579)          --
      Minority interest ......................................................        94,060         88,951
      Deferred tax benefit ...................................................    (1,668,743)          --
      Stock based compensation expense .......................................        51,516         17,608
      Accretion expense ......................................................        26,385         24,623
      Amortization of deferred loan costs ....................................        62,646         24,500
      Net change in cash and cash equivalents resulting from changes in:
        Trade accounts receivable ............................................      (227,086)        37,912
        Prepaid expenses and other current assets ............................       549,686        (40,404)
        Minority interest payable ............................................          --          (14,347)
        Accounts payable .....................................................       311,606       (532,898)
        Accrued expenses and other liabilities ...............................       185,964        (73,408)
                                                                                 -----------    -----------
          Net cash provided by operating activities ..........................     1,982,114        340,750
                                                                                 -----------    -----------
Cash flows from investing activities - continuing operations
   Capital expenditures ......................................................       (57,234)       (70,322)
   Acquisition of pipeline assets ............................................    (3,778,435)          --
   Proceeds from sale of AET License .........................................          --          200,000
   Proceeds from collection of notes receivable ..............................       300,000           --
                                                                                 -----------    -----------
          Net cash provided by (used in) investing activities ................    (3,535,669)       129,678
                                                                                 -----------    -----------
Cash flows from financing activities - continuing operations
   Proceeds from borrowings ..................................................     1,150,000           --
   Payments on borrowings ....................................................      (963,392)       (48,000)
   Proceeds from exercise of stock options ...................................        77,008          4,300
   Restricted cash for letter of credit, net .................................        43,145         (2,604)
   Deferred financing costs ..................................................      (125,342)       (70,086)
   Distributions to minority partner .........................................      (116,200)       (97,866)
                                                                                 -----------    -----------
          Net cash used in financing activities ..............................        65,219       (214,256)
                                                                                 -----------    -----------
Net increase (decrease) in cash and cash equivalents from continuing
operations ...................................................................    (1,488,336)       256,172

Discontinued operations:
    Net cash provided by (used in) discontinued operating activities .........       (29,820)        17,229
    Net cash provided by (used in) discontinued investing activities .........     2,706,289        (31,585)
    Net cash used in discontinued financing activities .......................      (373,730)       (68,594)
                                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents from discontinued
operations ...................................................................     2,302,739        (82,950)
Cash and cash equivalents at beginning of year ...............................       992,821        819,599
                                                                                 -----------    -----------
Cash and cash equivalents at end of year .....................................   $ 1,807,224    $   992,821
                                                                                 ===========    ===========

Supplemental cash flow information
    Cash paid for interest - Continuing operations...........................    $    65,948    $    46,063
    Income taxes paid relating to discontinued operations ....................        27,735         45,000

Supplemental schedule of noncash investing and financing activities
    Previous note rolled into new note.......................................    $      --      $    13,622
    Trade note payable for insurance premiums ................................          --           48,463
    Common stock issued for acquisition ......................................     1,162,500           --
    Common stock issued for services .........................................       111,600           --


                                 The accompanying notes are an integral part
                                       of these financial statements.

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

Principles of Consolidation

          The Company consolidates the financial statements of its majority-owned and wholly-owned subsidiaries. The portion of Gateway-ADAC Pipeline L.L.C. not owned by the Company is recorded as minority interest. All significant intercompany transactions have been eliminated in consolidation.

          Effective May 31, 2007, the Company disposed of 100% of its ownership interests in Fort Cobb Fuel Authority, LLC. The financial statements reflect the historical results of its operations as discontinued operations (see Note 11).

          The accompanying consolidated financial statements have been prepared by the Company. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with U.S. generally accepted accounting principles.

Reclassifications

          Certain reclassifications have been made to the December 31, 2006 financial statements to conform to the current period presentation. These reclassifications had no effect on the total assets, liabilities, stockholders' equity or net income for the year ended December 31, 2006.

Revenue Recognition Policy

          Revenues from the sales of natural gas are generated under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices. The Company purchases and sells the gas using the same index to minimize commodity price risk. Revenues from the sales of natural gas are recognized at the redelivery point, which is the point at which title to the natural gas transfers to the purchaser. Transportation revenues are generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported. Onshore transportation revenues are recognized at the redelivery point, which is the point at which another party takes physical custody of the natural gas or liquid hydrocarbons. Offshore transportation revenues are recognized at the Company's receipt point.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

Property and Equipment

          Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the year ended December 31, 2007, property and equipment included $84,722 of equipment financed under a capital lease, net of $15,278 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

          For the years ended December 31, 2007 and 2006, depreciation expense was $523,586 and $409,384, respectively. Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There have been no impairments of long-lived assets recorded during the years ended December 31, 2007 and 2006.

          The Company follows the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" (discussed below) and accordingly provides for the future asset retirement obligations related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability. The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the years ended December 31, 2007 and 2006:

                                            Year Ended December 31,
                                         -----------------------------
                                            2007              2006
                                         -----------       -----------
               Beginning balance         $   368,255       $   343,632
               Accretion                      26,385            24,623
               Ending balance            $   394,640       $   368,255


Goodwill and Other Intangibles

          SFAS No. 142 "Goodwill and Other Intangible Assets" addresses the methods used to capitalize, amortize and to assess the impairment of intangible assets. In evaluating the Company's intangibles, management considered all of the criteria set forth in SFAS No. 142 for determining useful life. Management performs our annual impairment test for intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for intangible assets in 2007 and 2006.

Cash Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

          The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced losses in such accounts.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

Restricted Cash

          Restricted cash was related to the collateral for the Letter of Credit to secure the note payable due Michael Fadden, the former Chief Executive Officer of the Company, which was paid off during November 2007.

Income Taxes

          The Company computes income taxes using the asset and liability method whereby deferred tax assets are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary difference are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is establised against such assets where management is unable to conclude more likely than not that such asset will be realized.

Stock-Based Compensation


          We have three types of share-based compensation plans, Our 1999 Stock Option Plan covers employees only, our 2007 Equity Incentive Plan covers officers, employees and non-employee directors and the other covers our Board of Directors, all of which are similar in nature.

          Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R") utilizing the modified prospective approach. The options generally vest ratably over three years and expire between five and ten years.

          Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the years ended December 31, 2007 and 2006 includes compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123.

          As a result of SFAS No. 123R, compensation cost related to non-qualified stock options recognized for the years ended December 31, 2007 and 2006 was $51,516 and $17,608, respectively. We view all awards of stock-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the award on a straight-line basis over the life of the award.

          We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of the stock over the exercise price on the date of exercise. During the year ended December 31, 2007, there were 215,728 options exercised for cash. In addition, we receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. We record this deduction as a tax asset with a corresponding amount recorded as additional paid-in capital when we can receive a tax cash savings from these awards. Due to the Company having significant unused net operating-loss carryforwards, the recording of this tax benefit is deferred until such tax savings is possible.

          The Company uses the Black-Scholes option pricing model to compute the fair value of stock options on the date of grant, which requires the Company to make the following assumptions:

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

          The following weighted-average assumptions were used in determining the fair value of stock options granted during years ended December 31, 2007 and 2006, using the Black-Sholes model.



                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                          2007       2006
                                                         ------     ------
              Risk-free interest rate (%)...........      4.50       4.81
              Dividend yield (%)....................       --         --
              Expected volatility (%)...............        80         83
              Option life (years)...................      5.07       5.00


          The expected term has been calculated using the Securities and Exchange Commission Staff's simplified approach from Staff Accounting Bulletin
No. 107. We have analyzed historical volitility and based on an analysis of all relevant factors use a three-year period to estimate expected volatility of our stock option grants.

         At December 31, 2007, there was $128,060 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of three years.

         The following table represents stock option activity for the year ended
December 31, 2006:

                                                                                 Weighted
                                                                   Weighted       Average
                                                                   Average      Contractual
                                                                   Exercise      Terms (in
                                                   Shares           Price          years)
                                                  ---------       ---------      ---------
Options outstanding, beginning of period..         527,416          $0.46           2.98
Options granted...........................         210,000           0.36           4.65
Options canceled..........................         (33,333)          0.41            --
Options exercised.........................         (10,000)          0.43           9.65
                                                   -------
Options outstanding, end of period........         694,083          $0.44           3.28
                                                   =======
Options exercisable, end of period........         490,750          $0.47           2.81
                                                   =======

          The following table represents stock option activity for the year ended December 31, 2007:

                                                                                 Weighted
                                                                   Weighted       Average
                                                                   Average      Contractual       Intrinsic
                                                                   Exercise      Terms (in         Value of
                                                   Shares           Price          years)           Options
                                                  ---------       ---------      ---------         ---------
Options outstanding, beginning of period..         694,083          $0.44           3.28
Options granted...........................         460,000           0.50           4.47
Options canceled..........................        (123,333)          0.75            --
Options exercised.........................        (240,750)          0.41           1.09
                                                 ---------
Options outstanding, end of period........         790,000          $0.43           4.18           $ 258,150
                                                 =========                                         =========
Options exercisable, end of period........         246,667          $0.35           4.06           $  98,150
                                                 =========                                         =========

          The market value of the Company's common stock on December 31, 2007 was $0.75 per share.

          The weighted-average grant-date fair value of options granted during 2007 was $0.39 for year ended December 31, 2007.


Earnings Per Share

          Basic earnings per share is computed by dividing net earnings or net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings or net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.
Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive. For the years ended December 31, 2007 and 2006, 175,482 and 38,858 potentially dilutive common shares arising from outstanding stock options and warrants and have been excluded from diluted earnings per share as their effects were anti-dilutive.



                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

Accounting Pronouncements and Recent Regulatory Developments

          On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2007, the Company had no material uncertain tax positions.


          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159") which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. We cannot currently estimate the impact of SFAS No. 159 on our consolidated results of operations, cash flows or financial position and have not yet determined whether or not we will choose to measure items subject to SFAS No. 159 at fair value.

          In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interest in Consolidated Financial Statements--an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within the fiscal year, beginning after December 15, 2008, and early adoption is prohibited. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 will be applied prospectively. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial statements.

          In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from SFAS No. 141R include the expansion of the definitions of a "business" and a "business combination." For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS No. 141R also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not believe that the adoption of SFAS No. 141R will materially impact our financial statements.

Use of Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's significant estimates include depreciation of long-lived assets, amortization of deferred loan costs, valuation of the Shipwreck asset retirement obligation, deferred tax valuation allowance, valuation of assumed liabilties, intangible lives, pipeline asset allocations, and valuation of stock based transactions. Actual results could differ from those estimates.

 (3)     Acquisitions of Gulfshore Midstream Assets

          On September 6, 2007, the Company through its wholly-owned subsidiary Gateway Offshore Pipeline Company entered into an Asset Purchase Agreement with Gulfshore Midstream Pipelines, Ltd. ("Gulfshore"), Gulfshore Midstream, LLC, Trailblazer Partners, Ltd. and Bayou Trail Enterprises, Ltd. The effective date of the transaction was August 1, 2007.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

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

          The acquisition of Gulfshore was accounted for using the purchase method of accounting in accordance with SFAS No. 141 "Business Combinations." Assets acquired and liabilities assumed were recorded at their estimated fair values as of August 1, 2007, and Gulfshore's results of operations have been included in the Company's consolidated operations from that date.

          The total purchase price of the acquisition is as follows:

          Cash consideration                         $  3,130,000
          Fair value of Gateway common stock            1,162,500
          Estimated assumed liabilities                   374,333
          Direct transaction costs                        274,596
                                                     ------------
          Total purchase price                       $  4,941,429
                                                     ------------


          Direct transaction costs of $274,596 include investment banking, legal fees, and other external costs directly related to the acquisition which have been capitalized as part of the purchase price allocation.

          We recorded intangible assets in conjunction with the acquisition in the amount of $988,286. The intangible assets include the contract rights attributable to the acqusition and will be amortized over a period from two to seven years based on the estimated life of the contracts. We do not believe that the acquired intangible assets have any significant residual value at the end of their useful life.

          Amortization expense for intangible assets for 2007 was $65,335. Expected annual amortization expense for intangible assets recorded as of December 31, 2007 is a follows:

              Year Ending
              December 31,
                  2008                               $    156,804
                  2009                                    156,531
                  2010                                    154,793
                  2011                                    148,481
                  2012                                    129,537
                  2013 and beyond                         176,805
                                                     ------------
              Total amortization expense             $    922,951
                                                     ============


Pro Forma Results of Operations

          The following unaudited pro forma consolidated results of operations for the year ended December 31, 2007 and 2006 are presented as if the Gulfshore acquisition had been made on January 1, 2006. The operations of Gulfshore have been included in our statement of operations since the acquisition effective date of August 1, 2007. The pro forma consolidated net income and earnings per share includes the income from discontinued operations as presented on the consolidated statement of operations for both periods presented.



                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                    Year Ended December 31,
                                                 -----------------------------
                                                     2007             2006
                                                 ------------     ------------
    Revenues................................     $ 12,542,738     $ 10,066,054
    Operating costs and expenses............        8,520,402        8,846,851
    Net income..............................     $  4,022,336     $  1,219,203
    Basic and diluted earnings per share....     $       0.23             0.07


          The pro forma consolidated results of operations include adjustments to give effect to the change in depreciation rates as well as certain other adjustments.

(4)       Debt

Trade Notes Payable

          During October 2005, in connection with the settlement of a dispute with the former CEO, the Company executed a trade note for $96,000, bearing no interest, payable in twenty-four monthly installments of $4,000. The note was secured by a letter of credit. Interest expense was being recognized over the life of the note at an imputed rate of 10% and was paid in full on October 1, 2007.

          During 2007, the Company executed premium finance agreements for its insurance premiums. The total of the notes was $523,797 with an interest rate range from 7.19% to 8.25%. The notes require monthly principal and interest payments. The amount of the monthly payment varies depending on any changes in coverage and policy renewal period changes. These notes were paid in full during December 2007.

Long-term Debt

          Long-term debt at December 31 consisted of the following:

                                                                     2007         2006
                                                                  ----------   ----------
              Term note - Fort Cobb...........................    $     --     $  210,749
              Term note - Fort Cobb vehicles..................          --         35,003
              Trade note payable - Insurance..................          --         48,463
              Trade note payable - Former CEO.................          --         30,683
              Revolving credit facility.......................       750,000         --
                                                                  ----------   ----------
                                                                     750,000      324,898
              Less amounts related to current liabilities of                     (153,269)
                discontinued operations.......................
              Less current maturities.........................          --        (79,146)
                                                                  ----------   ----------
                                                                  $  750,000   $   92,483
                                                                  ==========   ==========

Revolving Credit Facility

          On August 23, 2007, the Company entered into a Credit Agreement (the
"Agreement") with a bank (the"Lender") regarding a revolving credit facility provided by the Lender to the Company. The original borrowing base under the Agreement has been established at $2.5 million, which may be increased at the discretion of the Lender to an amount not to exceed $20 million. The credit facility is secured by substantially all of the Company's assets and has a term of two years, maturing in August 2009. Interest on outstanding balances will accrue at Lender's prime rate, plus one percent and is payable on a monthly basis.

          In connection with the acquisition of the Gulfshore Midstream assets, the Company borrowed $1,150,000 on the credit facility. As of December 31, 2007, the interest rate was 8.25% and the available borrowings were $1,750,000.

Note Payable - Fort Cobb

          Fort Cobb's revolving credit agreement provided for maximum available borrowings of up to $250,000 through September 16, 2007. Principal outstanding under the agreement accrued interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at May
31, 2007, the disposition date (see Note 11), was 9.50%. The balance under the

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES agreement was due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt were capitalized as deferred loan costs and were being charged to interest expense ratably over the maturity period of the note.

          On May 31, 2007, in conjunction with the sale of the Fort Cobb subsidiary (see Note 11), the buyer paid in full the remaining balance of the credit facility. All liens attributable to this note have been released.


Term Note - Fort Cobb

          Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank. Principal outstanding under the note accrued interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at May 31, 2007, the disposition date (see Note 11), was 9.50%. The note required monthly payments of approximately $13,000, with the balance under the note due June 1, 2008. Costs of obtaining this debt were capitalized as deferred loan costs and were being charged to interest expense ratably over the maturity period of the note. Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and then the Company used the proceeds for general corporate purposes.

          On May 31, 2007, in conjunction with the sale of the Fort Cobb subsidiary (see Note 11), the buyer paid in full the remaining balance of the note. All liens attributable to this note have been released.


Term Note - Fort Cobb Vehicles

          During March 2003, Fort Cobb borrowed $57,900 from a bank to buy three replacement service vehicles. The note required monthly principal and interest payments of $1,387, bearing interest at a rate of 6.99%, and originally matured on March 25, 2007. On June 21, 2006, Fort Cobb purchased and financed a new vehicle. In doing this, Fort Cobb rolled the remaining balance of the March 2003 loan, which was $13,622, into a new note. This note required monthly principal and interest payments of $1,331, bore interest at a rate of 7.49%, and matured on May 25, 2009.

          On May 31, 2007, in conjunction with the sale of the Fort Cobb subsidiary (see Note 11) the buyer paid in full the remaining balance of the note. All liens attributable to this note have been released.


Letters of Credit

          At December 31, 2007, the Company had outstanding letters of credit for gas purchases totaling $1,000,000.

(5)       Income Taxes

          The Company recorded tax expense of $113,735 related to discontinued operations and zero tax expense related to continuing operations for the year ended December 31, 2007 due to the utilization of available net operating loss carryforwards. The differences between income taxes computed using the statutory federal income tax rate of 34% and the provision recorded for each of the years ended December 31, for continuing operations is as follows:

                                                    2007               2006
                                                ------------       ------------
           Taxes at statutory rate..........    $    234,712       $    103,765
           Other nondeductible expenses.....             728                570
           Other............................         157,884            128,729
           Change in valuation allowance....      (2,062,067)          (233,064)
                                                ------------       ------------
                                                $ (1,668,743)      $       --
                                                ============       ============

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


          The tax effects of the temporary differences that give rise to deferred tax assets and liabilities at December 31, are as follows:

                                                       2007            2006
                                                    -----------     -----------
         Deferred tax assets:
             Net operating loss carryforwards.....  $ 1,599,002     $ 2,119,316
             AMT tax credit.......................       54,297          44,144
             Property and equipment...............       15,444         300,045
             Change in tax benefit................         --            45,803
                                                    -----------     -----------
                                                      1,668,743       2,509,308
           Valuation allowance....................         --        (2,509,308)
                                                    -----------     -----------
                                                      1,668,743            --
                                                    ===========     ===========

          Discontinued operations increased net income by $1,257,802, resulting in the utilization of fedreal net operating loss carry forwards of approximately
$428,000 with a corresponding reverasal of the deferred tax valuation allowance.

          In 2007, the Company reversed the prior valuation allowance related to our deferred tax assets since it is more likely than not these assets will be realized. This determination was primariliy based on cumulative positive earnings in recent years and projected taxable income. In evaluating our ability to realize our deferred tax assets we considered all available positive and negative evidence including our past operating results and our forecast of future taxable income. Prior to 2007, the Company provided a valuation allowance against its deferred tax assets since the realization of these tax benefits could not be reasonably assured.

          At December 31, 2007, the Company had approximately $4,598,095 of federal net operating loss carryforwards which may be applied against future taxable income which expire from 2008 through 2024. Of that amount, $733,799 will expire in the next five years if not utilized.

(6)       Common Stock Option and Warrant Plans

Stock-Based Employee Compensation Plans

          The Company has a two share-based compensation plans, our 1999 Stock
Option Plan ("1999 Plan") covers employees only and our 2007 Equity Incentive
Plan ("2007 Plan") covers officers, employees and non-employee directors. The
2007 Plan was approved by the shareholders during May 2007 and provides for 2,000,000 shares to be made available under the plan of which as of December 31, 2007 no shares have been granted. Generally, the options are exercisable within three years of the date of grant and expire between five and ten years after the date of grant. All options or warrants issued have exercise prices of not less than 100% of the fair market value on date of grant.

          The following table summarizes employee stock option and warrant information for the years ended December 31, 2007 and 2006:

                                                    December 31, 2007                         December 31, 2006
                                          -------------------------------------    ---------------------------------------
                                              Options/         Weighted average         Options/          Weighted average
                                              warrants          exercise price          warrants           exercise price
                                          ----------------    -----------------    ------------------    -----------------
Outstanding at beginning of period..           395,000              $0.37              195,000                 $0.37
Granted.............................           460,000               0.50              200,000                  0.36
Exercised...........................           (55,000)              0.45                 --                     --
Canceled/expired/reclassified.......           (50,000)              0.45                 --                     --
                                             ---------                               ---------
Outstanding at end of period........           750,000               0.44              395,000                  0.37
                                             =========                               =========
Options exercisable at end of period           206,667               0.35              191,667                  0.37
                                             =========                               =========
Options available for grant at the end of
   period...........................         1,840,000                                 240,000
                                             =========                               =========

Non-Employee Common Stock Options and Warrants

          The Company has a stock option plan under which non-employee directors and another party have been granted nonqualified stock options or warrants to purchase the Company's common stock. Generally, the options are exercisable immediately and expire ten years after the date of grant, or 12 months after cessation of service on the Company's Board if sooner, in the case of director options. All options or warrants issued have exercise prices of not less than 100% of the fair market value on date of grant.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


          The following is a summary of the status of the Company's non-employee options and warrants for the years ended December 31, 2007 and 2006:

                                                 December 31, 2007                         December 31, 2006
                                       -------------------------------------    ---------------------------------------
                                           Options/         Weighted average         Options/          Weighted average
                                           warrants          exercise price          warrants           exercise price
                                       ----------------     ----------------    ------------------    -----------------
Outstanding and exercisable at
   beginning of period..............        299,083                $0.53             332,416                 $0.52
Granted/Reclassed (1)...............           --                                     10,000                  0.43
Exercised...........................       (185,750)                0.40             (10,000)                 0.43
Canceled/Expired....................        (73,333)                0.96             (33,333)                 0.41
                                          ---------                                ---------
Outstanding and exercisable at end of
   period...........................         40,000                 0.37             299,083                  0.53
                                          =========                                =========
Options available for grant at end of
   period...........................      1,840,000                                   25,667
                                          =========                                =========

          At December 31, 2007, the Company had a combined total of 790,000 common stock options and warrants outstanding, 246,667 of which were exercisable. At December 31, 2006, the Company had a combined total of 694,083 common stock options and warrants outstanding, 490,750 of which were exercisable.


Employee Benefit Plan

          The Company manages its staffing under an employee leasing agreement with Administaff, Inc. ("Administaff"). Employees of the Company are eligible to participate in a 401(k) plan sponsored by Administaff. During 2003, the Company participated in an Administaff single employer 401(k) plan under which the Company matched 50% of employee contributions to the plan up to a maximum 3% of each employee's base salary. Effective January 1, 2004, the Company adopted an Administaff multiple employer 401(k) plan in order to comply with the provisions of Revenue Procedure 2002-21. Under the new multiple-employer plan, the Company will make a safe-harbor contribution of 3% of each employee's base salary regardless of the employee's contribution. The Company believes it is in substantial compliance with the Employee Retirement Income and Security Act of 1974 and other laws that would govern the plan. Prior to its association with Administaff, the Company had a predecessor 401(k) plan, and the Company has requested a ruling from the IRS on the former plan qualification status in order to allow employees to rollover investment balances into the Administaff plan.

          The Company's contributions to the 401(k) plan were $12,093 and $17,203 for the years ended December 31, 2007 and 2006, respectively.

(7)       Leases

Capital Lease

          At December 31, 2007, the Company had one capital lease for equipment installed at the sales point of the Madisonville Pipeline Facilities, for a term of 84 months, maturing May 28, 2010. Interest expense is being recognized over the life of the lease at an imputed annual rate of 10%. At the end of the lease term, the Company owns the equipment, or at its option, the Company may buy out the lease at a fixed price at either of two interim dates. The equipment cost of $100,000 is reflected in the accompanying balance sheet as gas gathering, processing and transportation equipment. The related depreciation of $15,278 is reflected in accumulated depreciation and amortization. Future minimum lease payments, as well as the present value of the net minimum lease payments as of December 31, 2007, are as follows:

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



                 Year Ending
                 December 31,
                 ------------
                     2008                                                       $    23,400
                     2009                                                            23,400
                     2010                                                             9,750
                                                                                -----------
                 Total minimum lease payments                                        56,550
                 Less amount representing estimated executory costs (such
                     as taxes, maintenance and insurance) including profit
                     thereon, included in total minimum lease payments               (4,025)
                                                                                -----------
                 Net minimum lease payments                                          52,525
                 Less amount representing interest                                   (5,732)
                                                                                -----------
                 Present value of net minimum lease payments                    $    46,793
                                                                                ===========
                 Current portion of net minimum lease payments                       17,371
                 Long-term portion of net minimum lease payments                     29,422

Operating Leases

          On January 15, 2008, the Company entered into a lease agreement with Wedge International for office space. The term of the agreement is five years commencing on April 1, 2008. The monthly lease payment is $12,084. The future minimum operating lease payments as of December 31, 2007, are as follows:

                 Year Ending
                 December 31,
                 ------------
                     2008                                $   135,578
                     2009                                    147,530
                     2010                                    147,530
                     2011                                    146,689
                     2012                                    145,008
                     Thereafter                               36,252
                                                         -----------
                 Total future minimum lease payments     $   758,587
                                                         ===========


          The Company also has various month-to-month equipment operating leases. Rent expense for all leases totaled $104,494 and $100,766 for the years ended December 31, 2007 and 2006, respectively.

(8)       Commitments and Contingencies

          From time to time the Company is involved in litigation concerning its properties and operations. There is no known or pending litigation expected to have a material effect on the Company's financial statements.

(9)       Financial Instruments

          The following table reflects the financial instruments for which the fair value is different from the carrying amount of such financial instruments in the accompanying consolidated balance sheets as of December 31, 2007 and 2006. The carrying amount of cash and cash equivalents, certificates of deposit, trade receivables, trade payables and short-term borrowings approximate fair value because of the short maturity of those instruments. The carrying amount of the term note approximates fair value because of its variable interest rate. The fair value of the Company's financial instruments is based upon current borrowing rates available for financings with similar terms and maturities, and is not representative of the amount that could be settled, nor does the fair value amount consider the tax consequences, if any, of settlement.

                                                     December 31, 2007                    December 31, 2006
                                            ----------------------------------    ---------------------------------
                                                Carrying           Estimated         Carrying          Estimated
                                                 Amount           Fair Value          Amount           Fair Value
                                            ----------------    --------------    --------------    ---------------
        Term note - Fort Cobb vehicles...     $         -        $          -       $    35,003      $     30,808
        Trade note payable - Fadden......               -                   -            30,683            27,894


(10)      Segments, Major Customers and Concentrations

          All of the Company's operations are in the domestic U.S., including the Gulf of Mexico in Texas and federal waters. The Company's management reviews and evaluates the operations separately of the two main segments--Onshore
Operations and Offshore Operations. Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance. Onshore

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Operations include natural gas gathering, transportation and distribution activities in Texas. Offshore Operations include natural gas and liquid hydrocarbon gathering and transportation activities in the Gulf of Mexico in Texas and Louisiana as well as federal waters. The principal markets for the Onshore segment are affiliates of large intrastate and interstate pipeline companies and industrial customers; and for the Offshore segment they are affiliates of large intrastate and interstate pipeline companies.

          The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements. The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses. Such amounts are before general and administrative expense, depreciation and amortization expense, interest income or expense or income taxes. Operating margin is not a GAAP measure but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating income, which is its nearest comparable GAAP financial measure, is included in the tables below.

          Summarized financial information for the years indicated of the Company's reportable segments from continuing operations:

                                                                               Year Ended December 31,
                                                                          ---------------------------------
                                                                              2007                2006
                                                                          -------------       -------------
                               Onshore Operations
        Revenues......................................................    $   9,352,113       $   6,844,264
        Cost of natural gas purchased.................................        7,914,502           5,495,770
        Operation and maintenance expense.............................          215,740             227,616
                                                                          -------------       -------------
             Operating margin.........................................        1,221,871           1,120,878
        General and administrative expense............................          973,544             604,075
        Depreciation and amortization expense.........................          207,966             249,821
                                                                          -------------       -------------
             Operating income.........................................           40,361             266,982

        Interest expense..............................................            8,179              10,600
        Capital expenditures..........................................           31,055              69,969
        Total assets..................................................    $   4,617,117       $   5,191,743

                              Offshore Operations
        Revenues......................................................    $   2,102,398       $   1,317,307
        Operation and maintenance expense.............................          538,893             298,754
                                                                          -------------       -------------
            Operating margin..........................................        1,563,505           1,018,553
        General and administrative expense............................          831,459             457,628
        Depreciation and amortization expense.........................          311,168             151,713
        Accretion expense.............................................           26,385              24,623
                                                                          -------------       -------------
             Operating income.........................................          394,493             384,589

        Interest expense..............................................             --                  --
        Capital expenditures..........................................            3,376                --
        Total assets..................................................    $   6,429,977       $   1,293,925

                              Corporate Operations

        General and administrative expense............................    $                   $     228,502
                                                                                  6,376
        Depreciation and amortization expense.........................            4,452               7,850
                                                                          -------------       -------------
            Operating income..........................................          (10,828)           (236,352)

        Interest expense..............................................           87,420                   9
        Capital expenditures..........................................           22,803                 353
        Total assets..................................................    $   3,474,499       $     454,238

                                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



                                     Total
        Revenues......................................................     $ 11,454,511       $   8,161,571
        Cost of natural gas purchased.................................        7,914,502           5,495,770
        Operation and maintenance expense.............................          754,633             526,370
                                                                           ------------       -------------
             Operating margin.........................................        2,785,376           2,139,431
        General and administrative expense............................        1,811,379           1,290,205
        Depreciation and amortization expense.........................          523,586             409,384
        Accretion expense.............................................           26,385              24,623
                                                                           ------------       -------------
            Operating income..........................................          424,026             415,219

        Interest expense..............................................           95,599              10,609
        Capital expenditures..........................................           57,234              70,322
        Total assets..................................................     $ 14,521,593       $   8,976,018


                          Reconciliation to Net Income
        Operating margin..............................................    $   2,785,376       $   2,139,431
        Less:
        Depreciation and amortization.................................          523,586             409,384
        Accretion and changes in estimates............................           26,385              24,623
        General and administrative....................................        1,811,379           1,290,205
        Interest expense..............................................           95,599              10,609
        Minority interest.............................................           94,060              88,951
        Plus:
        Interest income...............................................          114,265              31,333
        Gain on sale of intangible asset..............................          286,579                --
        Other income (expense) - net..................................           55,119              51,837
        Income tax benefit............................................        1,668,743                --
        Discontinued operations, net of taxes.........................           16,080             (93,638)
        Gain on disposal of discontinued operations, net of taxes.....        1,241,722                --
                                                                          -------------       -------------
        Net income....................................................    $   3,616,875       $     305,191
                                                                          =============       =============


          The Company purchases natural gas from several producers and suppliers, and during the year ended December 31, 2007, one company supplied
100% of the total natural gas purchased. During the year ended December 31, 2006, three companies supplied 68%, 22% and 10% of the total cost of natural gas purchased. Gross sales to customers representing 10% or more of total revenue for the years ended December 31, 2007 and 2006 are as follows:

                                             Year Ended December 31,
                                              ----------------------
                                               2007            2006
                                              ------          ------
          Dart Container Corporation.......     56%             53%
          Owens Corning....................     21%              -
          Saint Gobain Containers..........     17%             18%

          The Company's natural gas pipeline operations have a diverse customer base in the natural gas transmission, distribution and various other industries.
This diversity of customers may reduce the Company's overall exposure to credit risk since the variety of customers may not be similarly affected by the changes in economic or other conditions. The Company's accounts receivable are not collateralized. The Company believes that the loss of a major customer would not have a material adverse effect on its financial position, results of operations or cash flows because such customer could be replaced readily.

(11)      Discontinued Operations

          On April 13, 2007, the Company entered into a Member Interest Purchase
Agreement regarding the sale of all of the Company's interest in Fort Cobb Fuel
Authority, LLC, subject to due diligence and approval by the Oklahoma
Corporation Commission. The sale was completed on May 31, 2007. The total purchase price for the sale consisted of cash of $2,585,000, plus the cash paid for the net working capital of Fort Cobb in the amount of $121,289, and other

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES customary adjustments. In addition, Gateway was released from its guarantee of bank debt owed by Fort Cobb. Accordingly, prior period financial statement amounts have been adjusted to give effect to this disposition as a discontinued operation.

     Following are the results of operations of the Fort Cobb subsidiary for all periods presented.

                                            Year Ended December 31,
                                      -------------------------------------
                                            2007               2006
                                      ------------------ ------------------
Operating revenues (1).................     $   1,117,541      $   2,012,665
Operating costs and expenses (2).......           692,097          1,637,497
General and administrative
   expenses (3)........................           381,037            367,792
Other expenses, net(4).................            28,327            101,014
                                            -------------      -------------

Income(loss) from discontinued
    operations, net of taxes...........     $      16,080      $     (93,638)
                                            =============      =============
Gain on disposal of discontinued
    operations, net of taxes...........     $   1,241,722      $        --
                                            =============      =============

Basic and diluted income (loss) per
    share from discontinued
    operations.........................     $        --        $       (0.01)

Basic and diluted income per
    share from gain on disposal of
    discontinued operations............              0.07               --
                                            -------------      -------------
Total..................................     $        0.07      $       (0.01)
                                            =============      =============

Weighted average number of
    common shares outstanding:
Basic...............................           17,781,059         17,131,485
Diluted.............................           17,956,541         17,170,343

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