Form 10QSB
period 2008-03-31
GATEWAY ENERGY CORP/NE
filed 2008-05-14
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the transition period from
                             __________to __________

                           Commission File No. 0-6404


                           GATEWAY ENERGY CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                         44-0651207
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                               Number)

                        1415 Louisiana Street, Suite 4100
                                Houston, TX 77002
                     --------------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.) Yes       No   X
                                     -----    -----

As of May 1, 2008, the Issuer had 19,026,665 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    -----    -----

                                   FORM 10-QSB

                         Part I - Financial Information
                         ------------------------------


Item  1.       Financial Statements

                                                                            Page

              Consolidated Balance Sheet (Unaudited)
                  as of March 31, 2008                                        3

              Consolidated Statements of Operations (Unaudited)
                  for the three month period ended March 31, 2008
                  and March 31, 2007                                          4

              Consolidated Statements of Cash Flows (Unaudited) for the
                  three month period ended March 31, 2008 and
                  March 31, 2007                                              5

              Notes to Consolidated Financial Statements (Unaudited)          6

Item  2.      Management's Discussion and Analysis or Plan of Operations     17

Item  3.      Controls and Procedures                                        23



                           Part II - Other Information
                           ---------------------------

Item  1.      Legal Procedings                                               23

Item  2.      Unregistered Sales of Equity Securities and Use of Proceeds    23

Item  3.      Defaults Upon Senior Securities                                23

Item  4.      Submission of Matters to a Vote of Security Holders            23

Item  5.      Other Information                                              23

Item  6.      Exhibits                                                       23



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2008
(Unaudited)



ASSETS
Current Assets
   Cash and cash equivalents ....................................   $  2,246,677
   Accounts receivable trade, net ...............................      2,472,417
   Prepaid expenses and other assets ............................        392,262
                                                                    ------------
        Total current assets ....................................      5,111,356
                                                                    ------------

Property and Equipment, at cost
   Gas gathering, processing and transportation .................     11,123,012
   Office furniture and other equipment .........................        133,989
                                                                    ------------
                                                                      11,257,001
   Less accumulated depreciation and amortization ...............     (3,442,197)
                                                                    ------------
                                                                       7,814,804
                                                                    ------------

Other Assets
   Deferred tax assets, net .....................................      1,668,743
   Intangible assets, net of accumulated amortization of $104,479        882,940
   Other ........................................................        245,609
                                                                    ------------
                                                                       2,797,292
                                                                    ------------
        Total assets ............................................   $ 15,723,452
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable .............................................   $  2,060,087
   Accrued expenses and other liabilities .......................        272,714
   Trade notes payable ..........................................        335,389
   Current maturities of capital lease ..........................         18,046
                                                                    ------------
        Total current liabilities ...............................      2,686,236
                                                                    ------------

Future asset retirement obligations .............................        402,214
Long-term debt ..................................................        750,000
Long-term capital lease, less current maturities ................         24,650
Minority interest ...............................................        810,647

Commitments and contingencies ...................................           --

Stockholders' Equity
   Preferred stock - $1.00 par value; 10,000 shares authorized;
      no shares issued and outstanding ..........................           --
   Common stock - $0.25 par value; 35,000,000 shares authorized;
      19,026,665 shares issued and outstanding ..................      4,756,665
   Additional paid-in capital ...................................     17,106,081
   Accumulated deficit ..........................................    (10,813,041)
                                                                    ------------
        Total stockholders' equity ..............................     11,049,705
                                                                    ------------
        Total liabilities and stockholders' equity ..............   $ 15,723,452
                                                                    ============

   The accompanying notes are an integral part of these financial statements.





GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                       2008            2007
                                                                   ------------    ------------
Operating revenues
    Sales of natural gas .......................................   $  2,773,081    $  1,681,111
    Transportation of natural gas and liquids ..................        780,162         472,791
    Treating and other .........................................        148,323          43,986
                                                                   ------------    ------------
                                                                      3,701,566       2,197,888
                                                                   ------------    ------------
Operating costs and expenses
    Cost of natural gas purchased ..............................      2,569,114       1,490,495
    Operation and maintenance ..................................        261,015         121,613
    General and administrative .................................        677,554         523,797
    Depreciation and amortization ..............................        186,497          95,689
    Accretion expense ..........................................          7,574           6,595
                                                                   ------------    ------------
Operating income (loss) ........................................           (188)        (40,301)

Other income (expense)
    Interest income ............................................         11,305          13,562
    Interest expense ...........................................        (43,687)         (5,987)
    Gain on sale of intangible asset ...........................           --           286,579
    Other income, net ..........................................          4,951          (5,079)
    Minority interest in earnings ..............................        (16,930)        (20,955)
                                                                   ------------    ------------
                                                                        (44,361)        268,120
                                                                   ------------    ------------

Income (loss) from continuing operations before income taxes and
    discontinued operations ....................................        (44,549)        227,819
Income tax expense .............................................        (46,000)           --
                                                                   ------------    ------------
Income (loss) from continuing operations .......................        (90,549)        227,819

Discontinued operations, net of taxes
    Income from discontinued operations, net of taxes ..........           --           382,209
                                                                   ------------    ------------
Net income (loss) ..............................................   $    (90,549)   $    610,028
                                                                   ============    ============

Basic and diluted income (loss) per share:
    Continuing operations ......................................   $      (0.00)   $       0.02

    Discontinued operations ....................................           --              0.02
                                                                   ------------    ------------

    Net income (loss) ..........................................   $      (0.00)   $       0.04
                                                                   ============    ============

Weighted average number of common shares outstanding:
    Basic ......................................................     19,026,665      17,140,937
    Diluted ....................................................     19,026,665      17,223,659


           The accompanying notes are an integral part of these financial statements.

                                               4



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                             Three Months Ended March 31,
                                                                              --------------------------
                                                                                 2008           2007
                                                                              -----------    -----------
Cash flows from operating activities - continuing operations
   Income (loss) from continuing operations ...............................   $   (90,549)   $   227,819
   Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
      Depreciation and amortization .......................................       186,497         95,689
      Stock based compensation expense ....................................        16,337          6,291
      Accretion expense ...................................................         7,574          6,595
      Amortization of deferred loan costs .................................        34,049          7,978
      Gain on sale of intangible asset ....................................          --         (286,579)
      Change in operating assets and liabilities:
         Minority interest ................................................        16,930         20,955
         Accounts receivable trade ........................................      (619,568)      (326,766)
         Prepaid expenses and other assets ................................        65,450        162,898
         Accounts payable .................................................       921,434        427,153
         Accrued expenses and other liabilities ...........................         9,260          4,994
                                                                              -----------    -----------
              Net cash provided by operating activities ...................       547,414        347,027
                                                                              -----------    -----------

Cash flows from investing activities - continuing operations
      Capital expenditures ................................................        (3,353)        (6,352)
      Proceeds from collection of note receivable .........................          --          300,000
      Other ...............................................................           476           --
                                                                              -----------    -----------
              Net cash provided by (used in) investing activities .........        (2,877)       293,648
                                                                              -----------    -----------

Cash flows from financing activities - continuing operations
      Payments on borrowings ..............................................       (77,410)      (159,039)
      Restricted cash for letter of credit, net ...........................          --           11,648
      Deferred financing costs ............................................          --          (28,500)
      Distributions to minority partner ...................................       (27,674)       (25,122)
                                                                              -----------    -----------
              Net cash used in financing activities .......................      (105,084)      (201,013)
                                                                              -----------    -----------

Net increase in cash and cash equivalents from continuing operations ......       439,453        439,662

Discontinued operations:
   Net cash provided by operating activities ..............................          --          359,845
   Net cash used in investing activities ..................................          --             (496)
   Net cash used in financing activities ..................................          --         (137,969)
                                                                              -----------    -----------

Net increase in cash and cash equivalents from discontinued operations ....          --          221,380

Cash and cash equivalents at beginning of period ..........................     1,807,224        992,821
                                                                              -----------    -----------
Cash and cash equivalents at end of period ................................   $ 2,246,677    $ 1,653,863
                                                                              ===========    ===========

Supplemental disclosures of cash flow information:
      Cash paid for interest ..............................................   $    15,456    $     5,987
                                                                              ===========    ===========

Supplemental schedule of noncash investing and financing activities:
    Trade note payable for insurance premiums .............................   $   408,703    $   438,878
                                                                              ===========    ===========


               The accompanying notes are an integral part of these financial statements.

                                                    5

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2008
(Unaudited)


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

         The accompanying consolidated financial statements have been prepared by the Company, without audit. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

Revenue Recognition Policy

         Revenues from the sales of natural gas are generated under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices. The Company purchases and sells the gas using the same index to minimize commodity price risk. Revenues from the sales of natural gas are recognized at the redelivery point, which is the point at which title to the natural gas transfers to the purchaser. Transportation revenues are generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported. Onshore and offshore transportation revenues are recognized at the Company's receipt point.

Property and Equipment

         Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the three months ended March 31, 2008, property and equipment included $83,889 of equipment financed under a capital lease, net of $16,111 of accumulated amortization. Depreciation and amortization is provided

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2008
(Unaudited)


using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

         For the three months ended March 31, 2008 and 2007, depreciation and amortization expense was $186,497 and $95,689, respectively. Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There have been no impairments of long-lived assets required during the three months ended March 31, 2008.

         The Company provides for future asset retirement obligations under the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations" related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability. The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the three months ended March 31, 2008 and 2007:

                                        Three Months Ended March 31,
                                         -------------------------
                                            2008           2007
                                         ----------     ----------
              Beginning balance          $  394,640     $  368,255
              Accretion                       7,574          6,595
              Ending balance             $   02,214     $  374,850


Goodwill and Other Intangibles

         SFAS No. 142, "Goodwill and Other Intangible Assets" addresses the methods used to capitalize, amortize and to assess the impairment of intangible assets. In evaluating the Company's intangibles, management considered all of the criteria set forth in SFAS No. 142 for determining useful life. Management performs our annual impairment test for intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of impairment reviews for intangible assets in 2007 nor were there any indication that intangible assets were impaired during the three months ended March 31, 2008.

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

Income Taxes

         The Company computes income taxes using the asset and liability method whereby deferred tax assets are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2008
(Unaudited)


existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized.


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

                                                        Three Months Ended
                                                             March 31,
                                                        2008          2007
                                                     ----------    ----------
     Weighted average number of common shares
         outstanding .............................   19,026,665    17,140,937
     Effect of dilutive securities ...............         --          82,722
                                                     ----------    ----------
     Weighted average dilutive common shares
         outstanding .............................   19,026,665    17,223,659
                                                     ==========    ==========

     Income (loss) from continuing operations ....   $  (90,549)      227,819

     Income from discontinued operations,
       net of taxes...............................         --         382,209
                                                     ----------    ----------
     Net income (loss) ...........................   $  (90,549)      610,028
                                                     ==========    ==========

     Basic and diluted income (loss) per common
          share:
          Continuing operations ..................   $    (0.00)   $     0.02
          Discontinued operations ................         --            0.02
                                                     ----------    ----------
          Net income (loss) ......................   $    (0.00)   $     0.04
                                                     ==========    ==========


Accounting Pronouncements and Recent Regulatory Developments

         In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined, and companies may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008 the FASB approved the Financial Staff Position ("FSP") No. SFAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"), which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 as it applies to financial assets and liabilities as of January 1, 2008. The partial adoption of SFAS 157 is not expected to materially affect how the Company determines fair value and it had no material impact on the Company's unaudited consolidated financial statements for the three months ended March 31, 2008. The Company is currently evaluating the impact that the adoption of SFAS 157, as it relates to non-financial assets and liabilities, may have on its consolidated financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2008
(Unaudited)


         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company's unaudited consolidated financial statements.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 changes the way consolidated net income is presented, requiring consolidated net income to report amounts attributable to both the parent and the noncontrolling interest but earnings per share will be based on amounts attributable to the parent. It also establishes protocol for recognizing certain ownership changes as equity transactions or gain or loss and requires presentation of noncontrolling ownership interest as a component of consolidated equity. SFAS 160 is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. The Company is currently evaluating the impact that the adoption of SFAS 160 may have on its unaudited consolidated financial statements.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 expands the disclosure requirements in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," regarding an entity's derivative instruments and hedging activities. SFAS 161 is effective for the Company's fiscal year beginning January 1, 2008. As SFAS 161 relates specifically to disclosures, SFAS 161 will have no impact on the Company's financial condition, results of operations or cash flows.

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

(3)      Restatement of Previously Issued Financial Statements

         Subsequent to the issuance of the Company's unaudited consolidated financial statements, the Company determined that certain adjustments were required to be made for corrections of an error in its previously issued financial statements for the three month period ended June 30, 2007 and the six and nine month periods ended June 30, 2007 and September 30, 2007. This error related to the original allocation of corporate overhead to its Fort Cobb Fuel Authority, LLC segment that was not eliminated after its disposition. Those costs, primarily a portion of salaries and benefits, were reinvested in other Corporate interests.

         As a result of this error, the unaudited consolidated statements of operations and statements of cash flows for the periods referred to above have been restated from the amounts previously reported. The restatements had no effect on the unaudited consolidated balance sheets or net income for any of the periods previously reported.

         The following is a summary of the effects of the restatement on the unaudited consolidated financial statements:



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2008
(Unaudited)



                                                                      Three Months Ended June 30, 2007
                                                            -------------------------------------------------
                                                            As previously
                                                              reported       Reclassification    As restated
                                                            ------------      ------------       ------------
        Statement of Operations
        General and administrative........................  $    249,990      $    232,963       $    482,953
        Operating income (loss) ..........................       221,775          (232,963)           (11,188)
        Income from continuing operations before
            income taxes and discontinued operations......       246,693          (232,963)            13,730
        Loss from discontinued operations, net of taxes ..      (280,130)          232,963            (47,167)
        Net income........................................     1,223,497              --            1,223,497


                                                                       Six Months Ended June 30, 2007
                                                            --------------------------------------------------
                                                            As previously
                                                              reported       Reclassification     As restated
                                                            ------------       ------------       ------------
        Statement of Operations
        General and administrative........................  $    773,788       $    232,963       $  1,006,751
        Operating income (loss) ..........................       181,472           (232,963)           (51,491)
        Income from continuing operations before
            income taxes and discontinued operations......       474,513           (232,963)           241,550
        Income from discontinued operations, net of
            taxes ........................................       102,080            232,963            335,043
        Net income........................................     1,833,527               --            1,833,527


                                                                    Nine Months Ended September 30, 2007
                                                            -------------------------------------------------
                                                            As previously
                                                              reported       Reclassification    As restated
                                                            ------------       ------------      ------------
        Statement of Operations
        General and administrative........................  $  1,322,463       $    232,963      $  1,555,426
        Operating income (loss) ..........................       329,911           (232,963)           96,948
        Income from continuing operations before
            income taxes and discontinued operations......       627,501           (232,963)          394,538
        Income from discontinued operations, net of
            taxes ........................................       102,080            232,963           335,043
        Net income........................................     1,971,303               --           1,971,303



                                                      10



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2008
(Unaudited)



                                                                       Six Months Ended June 30, 2007
                                                            -------------------------------------------------
                                                            As previously
                                                              reported       Reclassification    As restated
                                                            ------------       ------------      ------------
        Statement of Cash Flows
        Continuing operations:
        Income from continuing operations.................  $    474,513       $   (232,963)     $    241,550
        Net cash provided by operating activities ........       905,633           (232,963)          672,670
        Net increase in cash and cash equivalents from
            continuing operations.........................     1,004,112           (232,963)          771,149
        Discontinued operations:
          Net cash provided (used) by operating
              activities..................................       (97,827)           232,963           135,136
        Net increase in cash and cash equivalents from
            discontinued operations.......................     2,076,336            232,963         2,309,299


                                                                    Nine Months Ended September 30, 2007
                                                            -------------------------------------------------
                                                            As previously
                                                             reported        Reclassification    As restated
                                                            ------------       ------------      ------------
        Statement of Cash Flows
        Continuing operations:
        Income from continuing operations.................  $    627,501       $   (232,963)     $    394,538
        Net cash provided by operating activities ........     1,174,761           (232,963)          941,798
        Net decrease in cash and cash equivalents from
            continuing operations.........................    (1,572,831)          (232,963)       (1,805,794)
        Discontinued operations:
          Net cash provided (used) by operating
              activities..................................       (97,827)           232,963           135,136
        Net increase in cash and cash equivalents from
            discontinued operations.......................     2,234,738            232,963         2,467,701


(4)      Acquisition of Gulfshore Midstream Assets

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

                                       11

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2008
(Unaudited)


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

     Amortization expense for intangible assets for the three months ended March 31, 2008 was $39,201 and is recorded in depreciation and amortization expense on the income statement.

Pro Forma Results of Operations

         The following unaudited pro forma consolidated results of operations for the quarter ended March 31, 2007 is presented as if the Gulfshore acquisition had been made on January 1, 2007. The operations of Gulfshore have been included in our statement of operations since the acquisition effective date of August 1, 2007. The pro forma consolidated net income and earnings per share includes the income from discontinued operations as presented on the consolidated statement of operations.

         Revenues................................       $  2,664,271
         Operating costs and expenses............          2,530,803
                                                        ------------
         Operating income........................            133,468
         Other income (expense)..................            268,120
         Discontinued operations, net of tax.....            382,209
                                                        ------------
         Net income..............................       $    783,797
                                                        ============
         Basic and diluted earnings per share....       $       0.05
                                                        ============


(5)      Stock-Based Compensation Plans

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

         Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the three months ended March 31, 2008 includes compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

         As a result of SFAS No. 123R, compensation cost related to non-qualified stock options recognized for the three months ended March 31, 2008 and 2007 was $16,337 and $6,291, respectively. We view all awards of share-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the fair value of the award on a straight-line basis over the life of the award.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2008
(Unaudited)


         We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the value of the stock on the date of exercise. During the three months ended March 31, 2008, there were no options exercised. In addition, we receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. We record this deduction as a tax asset with a corresponding amount recorded as additional paid-in capital when we can receive a tax cash savings from these awards. Due to the Company having significant unused net operating-loss carryforwards, the recording of this tax benefit is deferred until such tax savings is realized.

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

     o The term of the grants is based on the simplified method as described in Staff Accounting Bulletin No. 110.

         In addition, the Company estimates a forfeiture rate at the inception of the option grant based on historical data and adjusts this prospectively as new information regarding forfeitures becomes available.

         At March 31, 2008, there was $112,115 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of three years.

The following table represents stock option activity for the three months ended
March 31, 2008:

                                                                                     Weighted         Intrinsic
                                                                    Weighted          Average           Value of
                                                                    Average         Contractual      Options as of
                                                                    Exercise         Terms (in          March 31,
                                                  Shares             Price             years)             2008
                                                ----------         ----------        ----------        ----------
Options outstanding, beginning of period..         790,000           $0.43              4.18
Options granted...........................            --               --                --
Options canceled..........................            --               --                --
Options exercised.........................            --               --                --
Options outstanding, end of period........         790,000           $0.43              3.94           $  317,350
                                                ==========                                             ==========
Options exercisable, end of period........         366,667           $0.38              3.88           $  163,438
                                                ==========                                             ==========

         The market value of the Company's common stock on March 31, 2008 was $0.83 per share.


(6)      Debt

Trade Notes Payable

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

         In January 2008, the Company executed a premium finance agreement for its insurance premiums. The total of the note was $408,703 with an interest rate of 7.10%. The note requires monthly principal and interest payments. The amount of the monthly payment varies depending on any changes in coverage and policy renewal period changes.

                                       13

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2008
(Unaudited)


Long-term Debt

         Long-term debt at March 31, 2008 consisted of the following:

                  Trade note payable - Insurance......     $   335,389
                  Revolving credit facility...........         750,000
                                                           -----------
                                                             1,085,389
                  Less current maturities.............        (335,389)
                                                           -----------
                                                           $   750,000
                                                           ===========

Revolving Credit Facility

         On August 23, 2007, the Company entered into a Credit Agreement (the "Agreement") with a bank (the "Lender") regarding a revolving credit facility provided by the Lender to the Company. The original borrowing base under the Agreement has been established at $2.5 million, which may be increased at the discretion of the Lender to an amount not to exceed $20 million. The credit facility is secured by substantially all of the Company's assets and has a term of two years, maturing in August 2009. Interest on outstanding balances will accrue at Lender's prime rate, plus one percent and is payable on a monthly basis.

             In connection with the acquisition of the Gulfshore Midstream assets, the Company borrowed $1,150,000 on the credit facility. As of March 31, 2008, the interest rate was 6.25% and the available borrowings were $1,750,000.

Note Payable - Fort Cobb

         Fort Cobb's revolving credit agreement provided for maximum available borrowings of up to $250,000 through September 16, 2007. Principal outstanding under the agreement accrued interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at May 31, 2007, the disposition date (see Note 8), was 9.50%. The balance under the agreement was due upon demand, or if no demand is made, at maturity, and is renewable annually. Costs of obtaining this debt were capitalized as deferred loan costs and were being charged to interest expense ratably over the maturity period of the note.

         On May 31, 2007, in conjunction with the sale of the Fort Cobb subsidiary (see Note 8), the buyer paid in full the remaining balance of the credit facility. All liens attributable to this note have been released.


Term Note - Fort Cobb

         Effective June 1, 2001, Fort Cobb borrowed $750,000 from a bank. Principal outstanding under the note accrued interest at a variable rate, based on the bank's prime rate index plus 1.25%, with a minimum rate of 8%. The interest rate at May 31, 2007, the disposition date (see Note 8), was 9.50%. The note required monthly payments of approximately $13,000, with the balance under the note due June 1, 2008. Costs of obtaining this debt were capitalized as deferred loan costs and were being charged to interest expense ratably over the maturity period of the note. Fort Cobb used the proceeds to refinance its previous borrowings from the Company, and then the Company used the proceeds for general corporate purposes.

         On May 31, 2007, in conjunction with the sale of the Fort Cobb subsidiary (see Note 8), the buyer paid in full the remaining balance of the note. All liens attributable to this note have been released.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2008
(Unaudited)



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

         On May 31, 2007, in conjunction with the sale of the Fort Cobb subsidiary (see Note 8) the buyer paid in full the remaining balance of the note. All liens attributable to this note have been released.


Letters of Credit

         At March 31, 2008, the Company had outstanding letters of credit for gas purchases totaling $1,150,000.

(7)      Commitments and Contingencies

         From time to time the Company is involved in litigation concerning its properties and operations. There is no known or pending litigation expected to have a material effect on the Company's consolidated financial statements.

(8)      Discontinued Operations

         On April 13, 2007, the Company entered into a Member Interest Purchase Agreement with Navitas Assets, LLC, regarding the sale of all of the Company's interest in Fort Cobb Fuel Authority, LLC, subject to due diligence and approval by the Oklahoma Corporation Commission. The sale was completed on May 31, 2007. The total purchase price for the sale consisted of cash of $2,585,000, plus the cash paid for the net working capital of Fort Cobb in the amount of $121,289, and other customary adjustments. In addition, Gateway was released from its guarantee of bank debt owed by Fort Cobb. Accordingly, the consolidated financial statement amounts for the three months ended March 31, 2007 have been adjusted to give effect to this disposition as a discontinued operation.

     Following are the results of operations of the Fort Cobb subsidiary for the three months ended March 31, 2007:

              Operating revenues (1).......................   $     921,158
              Operating costs and expenses (2).............         502,763
              General and administrative expenses (3)......          34,353
              Other expenses, net (4)......................           1,833
                                                              -------------
              Income from discontinued operations,
                 net of taxes..............................   $     382,209
                                                              =============
              Basic and diluted income per share from
                 discontinued operations...................   $        0.02
                                                              =============
              Weighted average number of common
                 shares outstanding:
              Basic......................................        17,140,937
              Diluted....................................        17,223,659


(1)  This revenue stream contains gas sales to customers of Fort Cobb.

(2) This cost is comprised of the gas purchased for sale to customers of Fort Cobb, depreciation expense, and other operating expenses.

(3) This cost is comprised of direct general and administrative expenses of Fort Cobb.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2008
(Unaudited)


(4) This cost is comprised of interest expense, miscellaneous non-operating income, income taxes, and interest income.

(9) Segment Disclosures

         All of the Company's operations are in the domestic U.S., including the Gulf of Mexico in Texas and federal waters. The Company's management reviews and evaluates the operations separately of the two main segments--Onshore Operations and Offshore Operations. Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance. Onshore Operations include natural gas gathering, transportation and distribution activities in Texas. Offshore Operations include natural gas and liquid hydrocarbon gathering, transportation, and processing activities in the Gulf of Mexico in Texas as well as federal waters. The principal markets for the Onshore segment are affiliates of large intrastate and interstate pipeline companies and industrial customers;
and for the Offshore segment they are affiliates of large intrastate and interstate pipeline companies.

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

         Summarized financial information for the periods indicated of the Company's reportable segments from continuing operations is as follows:

                                                                             Three Months Ended March 31,
                                                                          ---------------------------------
                                                                              2008                2007
                                                                          -------------       -------------
                               Onshore Operations
        Revenues......................................................    $   2,888,422       $   1,811,565
        Cost of natural gas purchased.................................        2,569,114           1,490,495
        Operation and maintenance expense.............................           71,346              55,368
                                                                          -------------       -------------
             Operating margin.........................................          247,962             265,702
        Depreciation and amortization expense.........................           48,986              56,227
                                                                          -------------       -------------
             Operating income.........................................          198,976             209,475
                                                                          -------------       -------------

        Interest expense..............................................            1,753               2,333
        Capital expenditures..........................................             --                 2,722

        Total assets..................................................    $   5,160,118       $   5,000,721

                              Offshore Operations
        Revenues......................................................    $     813,144       $     386,323
        Operation and maintenance expense.............................          189,669              66,245
                                                                          -------------       -------------
            Operating margin..........................................          623,475             320,078
        Depreciation and amortization expense.........................          136,314              38,521
        Accretion expense.............................................            7,574               6,595
                                                                          -------------       -------------
             Operating income.........................................          479,587             274,962
                                                                          -------------       -------------
        Interest expense..............................................             --                  --
        Capital expenditures..........................................            2,454               3,630

        Total assets..................................................    $   6,472,120       $   1,355,215





GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2008
(Unaudited)


                              Corporate Operations

        General and administrative expenses...........................    $     677,554       $     523,797
        Depreciation and amortization expense.........................            1,197                 941
                                                                          -------------       -------------
            Operating loss............................................         (678,751)           (524,738)
                                                                          -------------       -------------

        Interest expense..............................................           41,934               3,654
        Capital expenditures..........................................              899                --

        Total assets..................................................    $   4,091,214       $   1,216,336

                                     Total
        Revenues......................................................    $   3,701,566       $   2,197,888
        Cost of natural gas purchased.................................        2,569,114           1,490,495
        Operation and maintenance expense.............................          261,015             121,613
                                                                          -------------       -------------
             Operating margin.........................................          871,437             585,780
        General and administrative expenses...........................          677,554             523,797
        Depreciation and amortization expense.........................          186,497              95,689
        Accretion expense.............................................            7,574               6,595
                                                                          -------------       -------------
            Operating loss............................................             (188)            (40,301)

        Interest expense..............................................           43,687               5,987
        Capital expenditures..........................................            3,353               6,352

        Total assets..................................................     $ 15,723,452       $   7,572,272


                      Reconciliation to Net Income (Loss)
        Operating margin..............................................    $     871,437       $     585,780
        Less:
        Depreciation and amortization.................................          186,497              95,689
        Accretion and changes in estimates............................            7,574               6,595
        General and administrative....................................          677,554             523,797
        Interest expense..............................................           43,687               5,987
        Minority interest.............................................           16,930              20,955
        Income tax expense............................................           46,000                --
        Plus:
        Interest income...............................................           11,305              13,562
        Gain on sale of intangible asset..............................             --               286,579
        Other income (expense) - net..................................            4,951              (5,079)
        Discontinued operations, net of taxes.........................             --               382,209
                                                                          -------------       -------------
        Net income (loss).............................................    $     (90,549)      $     610,028
                                                                          =============       =============

Item  2. Management's Discussion and Analysis or Plan of Operations.
         -----------------------------------------------------------

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance, and our future operations. In some cases, you can identify these forward-looking statements by the use of words such as "may," "will," "should," "anticipates,"
"believes," "expects," "plans," "future," "intends," "could," "estimate,"
"predict," "potential," "continue," or the negative of these terms or other similar expressions. These statements are only our predictions. Our actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-KSB for the year ended December 31, 2007, and our quarterly reports on Form 10-QSB. We cannot guarantee future results, levels of activities, performance, or achievements. We undertake no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

Critical Accounting Policies

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Revenue Recognition Policy

         Revenues from the sales of natural gas are generated under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices. The Company purchases and sells the gas using the same index to minimize commodity price risk. Revenues from the sales of natural gas are recognized at the redelivery point, which is the point at which title to the natural gas transfers to the purchaser. Transportation revenues are generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported. Onshore and offshore transportation revenues are recognized at the Company's receipt point.

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

         Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount. There was no impairment required as of March 31, 2008.

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

Restatement

         Subsequent to the issuance of the Company's unaudited consolidated financial statements, the Company determined that certain adjustments were required to be made for corrections of an error in its previously issued financial statements for the three month period ended June 30, 2007 and the six and nine month periods ended June 30, 2007 and September 30, 2007. This error related to the original allocation of corporate overhead to its Fort Cobb Fuel
Authority, LLC segment that was not eliminated after its disposition. Those costs, primarily a portion of salaries and benefits, were reinvested in other
Corporate interests.


         As a result of this error, the unaudited consolidated statements of operations and statements of cash flows for the periods referred to above have been restated from the amounts previously reported. The restatements had no effect on the unaudited consolidated balance sheets or net income for any of the periods previously reported..

         The following is a summary of the effects of the restatement on the unaudited consolidated financial statements:

                                                                     Three Months Ended June 30, 2007
                                                            -------------------------------------------------
                                                            As previously
                                                              reported       Reclassification    As restated
                                                            ------------       ------------      ------------
        Statement of Operations
        General and administrative........................  $    249,990       $    232,963      $    482,953
        Operating income (loss) ..........................       221,775           (232,963)          (11,188)
        Income from continuing operations before
            income taxes and discontinued operations......       246,693           (232,963)           13,730
        Loss from discontinued operations, net of
            taxes ........................................      (280,130)           232,963           (47,167)
        Net income........................................     1,223,497               --           1,223,497


                                                                       Six Months Ended June 30, 2007
                                                            -------------------------------------------------
                                                            As previously
                                                              reported       Reclassification    As restated
                                                            ------------       ------------      ------------
        Statement of Operations
        General and administrative........................  $    773,788       $    232,963      $  1,006,751
        Operating income (loss) ..........................       181,472           (232,963)          (51,491)
        Income (loss)  from continuing operations
            before income taxes and discontinued
            operations....................................       474,513           (232,963)          241,550
        Income from discontinued operations, net of
            taxes ........................................       102,080            232,963           335,043
        Net income........................................     1,833,527               --           1,833,527


                                                                    Nine Months Ended September 30, 2007
                                                            -------------------------------------------------
                                                            As previously
                                                              reported       Reclassification    As restated
                                                            ------------       ------------      ------------
        Statement of Operations
        General and administrative........................  $  1,322,463       $    232,963      $  1,555,426
        Operating income .................................       329,911           (232,963)           96,948
        Income from continuing operations before income
            taxes and discontinued operations.............       627,501           (232,963)          394,538
        Income from discontinued operations, net of
            taxes ........................................       102,080            232,963           335,043
        Net income........................................     1,971,303               --           1,971,303


                                                      19



                                                                       Six Months Ended June 30, 2007
                                                            -------------------------------------------------
                                                            As previously
                                                              reported       Reclassification    As restated
                                                            ------------       ------------      ------------
        Statement of Cash Flows
        Continuing operations:
        Income from continuing operations.................  $    474,513       $   (232,963)     $    241,550
        Net cash provided by operating activities ........       905,633           (232,963)          672,670
        Net increase in cash and cash equivalents from
            continuing operations.........................     1,004,112           (232,963)          771,149
        Discontinued operations:
          Net cash provided (used) by operating
              activities..................................       (97,827)           232,963           135,136
        Net increase in cash and cash equivalents from
            discontinued operations.......................     2,076,336            232,963         2,309,299


                                                                    Nine Months Ended September 30, 2007
                                                            -------------------------------------------------
                                                            As previously
                                                              reported       Reclassification    As restated
                                                            ------------       ------------      ------------
        Statement of Cash Flows
        Continuing operations:
        Income from continuing operations.................  $    627,501       $   (232,963)     $    394,538
        Net cash provided by operating activities ........     1,174,761           (232,963)          941,798
        Net decrease in cash and cash equivalents from
            continuing operations.........................    (1,572,831)          (232,963)       (1,805,794)
        Discontinued operations:
          Net cash provided (used) by operating
              activities..................................       (97,827)           232,963           135,136
        Net increase in cash and cash equivalents from
            discontinued operations.......................     2,234,738            232,963         2,467,701


Results of Operations

General

         The Henry Hub closing index price for natural gas during the three months ended March 31, 2008 averaged $8.03 per MMBtu, compared to $6.77 for the same period of the prior year. In the accompanying consolidated financial statements, the Company's revenues from sales of natural gas, along with the cost of natural gas purchased, increased proportionately from prior year levels.
Because the Company buys and sells gas under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices to minimize commodity price risk, the Company's net operating margin is relatively insensitive to fluctuations in the market price of gas. Accordingly, the Company evaluates each of its activities based on the operating margin it produces. The
Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. Management reviews and evaluates the operations of two main segments--Onshore operations and Offshore operations.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Total Operations
                                                             Three Months Ended March 31,
                                                         ------------------------------------
                                                             2008                    2007
                                                         -------------           ------------
       Revenues..................................         $3,701,566              $2,197,888
       Operating margin..........................            871,437                 585,780
       Depreciation and amortization.............            186,497                  95,689

         Operating margins for the three months ended March 31, 2008 increased
$286,000 compared to the same period of the prior year. Onshore operating margin decreased $17,000 and offshore operating margin increased by $303,000. These segments are discussed individually below in greater detail.

                                       20



Onshore Operations
                                                             Three Months Ended March 31,
                                                         ------------------------------------
                                                             2008                    2007
                                                         -------------           ------------
        Revenues.................................         $2,888,422              $1,811,565
        Operating margin.........................            247,962                 265,702
        Depreciation and amortization............             48,986                  56,227

         Operating margins for onshore operations decreased in the first quarter by $17,000 from the same period of the prior year. The decrease was mainly due to a small reduction in throughput volumes on the Company's Madisonville pipeline system.

Offshore Operations
                                                              Three Months Ended March 31,
                                                         ------------------------------------
                                                             2008                     2007
                                                         -------------           ------------
        Revenues..................................          $813,144                $386,323
        Operating margin..........................           623,475                 320,078
        Depreciation and amortization.............           136,314                  38,521

         Operating margins for offshore operations increased in the first quarter by $303,000 from the same period of the prior year. The increase was due to a contribution of $352,000 by the Gulfshore assets, which were acquired effective August 1, 2007. This increase contributed by the Gulfshore assets was offset by a decrease in throughput volumes on the Company's Bolivar pipeline system and increased operating expenses at the Crystal Beach terminal. The
Company continues to see additional drilling activities near its offshore pipeline facilities. The increase in depreciation and amortization expense is associated with the Gulfshore Midstream offshore pipeline acquisition completed in the third quarter of 2007.

Discontinued Operations

         On April 13, 2007, the Company entered into a Member Interest Purchase
Agreement with Navitas Assets, LLC, regarding the sale of all of the Company's interest in Fort Cobb Fuel Authority, LLC, subject to due diligence and approval by the Oklahoma Corporation Commission. The sale was completed on May 31, 2007.
The total purchase price for the sale consisted of cash of $2,585,000, plus the cash paid for the net working capital of Fort Cobb in the amount of $121,289, and other customary adjustments. In addition, Gateway was released from its guarantee of bank debt owed by Fort Cobb. Accordingly, the consolidated financial statement amounts for the three months ended March 31, 2007 have been adjusted to give effect to this disposition as a discontinued operation.

         Following are the results of operations of the Fort Cobb subsidiary for the three months ended March 31, 2007:

              Operating revenues (1)......................  $    921,158
              Operating costs and expenses (2)............       502,763
              General and administrative expenses (3).....        34,353
              Other expenses, net (4).....................         1,833
                                                            ------------
              Income from discontinued operations, net
                 of taxes.................................  $    382,209
                                                            ============
              Basic and diluted income per share from
                 discontinued operations..................  $       0.02
                                                            ============

              Weighted average number of common
                 shares outstanding:
              Basic......................................     17,140,937
              Diluted....................................     17,223,659


(1)  This revenue stream contains gas sales to customers of Fort Cobb.

                                       21

(2) This cost is comprised of the gas purchased for sale to customers of Fort Cobb, depreciation expense, and other operating expenses.

(3) This cost is comprised of direct general and administrative expenses of Fort Cobb.

(4) This cost is comprised of interest expense, miscellaneous non-operating income, income taxes, and interest income.

Operations Support and Other Income (Expense)

         General and administrative expenses for the first quarter increased by $154,000 compared to the same period in 2007. This increase relates to the Company's addition of staff to help identify and support growth opportunities, its expanded investor relations program, Sarbanes Oxley compliance efforts and non-cash compensation expenses related to stock options.

         Interest income fluctuates directly with the average amount of cash on deposit.

         Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement.

         Interest expense for the quarter ended March 31, 2008 increased $38,000 compared to the same period in 2007 primarily because of the outstanding balance on the Company's revolving credit facility which was used to acquire the Gulfshore assets and the amortization of fees associated with the credit facility.

         Income tax expense for the first quarter 2008 related to the estimated alternative minimum tax for the calendar year 2007.

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

         The Company had available cash of $2,246,677 at March 31, 2008.

         Net cash provided by continuing operating activities totaled approximately $547,000 for the three months ended March 31, 2008, compared to $347,000 during the same period of the previous year.

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

         In connection with the acquisition of the Gulfshore Midstream assets, the Company borrowed $1,150,000 on the credit facility. As of March 31, 2008, the interest rate was 8.25% and the available borrowings were $1,750,000.

         At March 31, 2008, the Company had outstanding letters of credit for gas purchases totaling $1,150,000.

         Natural gas prices as represented by the NYMEX Henry Hub index averaged $8.03 and $6.77 for the three months ended March 31, 2008 and 2007, respectively. The Company's operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements. However, natural gas prices can affect exploration and development which can result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

         The Company has no off-balance sheet arrangements at March 31, 2008; however, see Note 6 to the consolidated financial statements regarding Commitments and Contingencies.


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

         There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

                           Part II - OTHER INFORMATION
                           ---------------------------

Item 1.           Legal Proceedings
                  -----------------

                  None

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds
                  -----------------------------------------------------------

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

May 13, 2008
------------
   (Date)