Form 10QSB/A
period 2003-10-31
GATEWAY ENERGY CORP/NE
filed 2008-05-21
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1


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

                                  FORM 10-QSB/A

Gateway Energy Corporation is filing this Form 10-Q/A to amend disclosures set forth in note (3) to the Consolidated Financial Statements of the Company and in Management's Discussion and Analysis of Plan of Operations, and to add Item 5.


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

(3)      Restatement of Previously Issued Financial Statements

         Subsequent to the issuance of the Company's unaudited consolidated financial statements, the Company determined that certain adjustments were required to be made for corrections of an error in its previously issued financial statements for the three month period ended June 30, 2007 and the six and nine month periods ended June 30, 2007 and September 30, 2007. Management has determined that the financial statements previously disclosed for these periods should not be relied upon without consideration of the information included in this note (3). This error related to the original allocation of corporate overhead to its Fort Cobb Fuel Authority, LLC segment that was not eliminated after its disposition. Those costs, primarily a portion of salaries and benefits, were reinvested in other Corporate interests.

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

Restatement

         Subsequent to the issuance of the Company's unaudited consolidated financial statements, the Company determined that certain adjustments were required to be made for corrections of an error in its previously issued financial statements for the three month period ended June 30, 2007 and the six and nine month periods ended June 30, 2007 and September 30, 2007. Management has determined that the financial statements previously disclosed for these periods should not be relied upon without consideration of the information included in note (3) to the Company's Consolidated Financial Statements for those periods. This error related to the original allocation of corporate overhead to its Fort Cobb Fuel Authority, LLC segment that was not eliminated after its disposition. Those costs, primarily a portion of salaries and benefits, were reinvested in other Corporate interests.

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

               None

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               None

Item 5.        Other Information
               -----------------

               Information included in note (3) to the Consolidated Financial Statements of the Company and in Management's Discussion and Analysis of Plan of Operations are being provided in this Form 10-QSB/A in lieu of filing a Form 8-K with respect to Item
               4.02 thereof.


Item 6.        Exhibits
               --------

               31.1     Section 302 Certification of Chief Executive Officer*
               31.2     Section 302 Certification of Chief Financial Officer*
               32.1     Section 906 Certification of Chief Executive Officer*
               32.2     Section 906 Certification of Chief Financial Officer*

               *   Previously filed

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