Form 10-Q
period 2008-06-30
GATEWAY ENERGY CORP/NE
filed 2008-08-14
CIK 40194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
         -----   -----

     Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reprting company" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer    [ ]         Accelerated filer [ ]
     Non-accelerated filer      [ ](Do not check if a smaller reporting company)
     Smaller reporting company  [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act.) Yes     No  X
                                               -----  -----

     As of August 1, 2008, the Issuer had 19,207,249 shares of its common stock outstanding.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


Part  I - Financial Information
----  -------------------------

Item  1.         Financial Statements                                          2
                 Consolidated Balance Sheets as of June 30, 2008
                     and December 31, 2007                                     2
                 Consolidated Statements of Operations for the
                     three and six month periods ended June 30, 2008
                     and June 30, 2007                                         3
                 Consolidated Statements of Cash Flows for the six
                     month periods ended June 30, 2008 and June 30, 2007       4
                 Notes to Consolidated Financial Statements                    5

Item  2.         Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      16

Item  4T.         Controls and Procedures                                     21

Part  II - Other Information                                                  22
----  ----------------------

Item  1.          Legal Procedings                                            22
Item  2.          Unregistered Sales of Equity Securities and
                     Use of Proceeds                                          22
Item  3.          Defaults Upon Senior Securities                             22
Item  4.          Submission of Matters to a Vote of Security Holders         22
Item  5.          Other Information                                           22
Item  6.          Exhibits                                                    22

Signatures                                                                    23
----------

Certification of Robert Panico Pursuant to Section 302
Certification of Christopher M. Rasmussen Pursuant to Section 302
Certification of Robert Panico Pursuant to Section 906
Certification of Christopher M. Rasmussen Pursuant to Section 906



Part I - Financial Information

Item 1.  Financial Statements


GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                               June 30,      December 31,
                                                                                 2008            2007
                                                                             ------------    ------------
ASSETS
Current Assets
   Cash and cash equivalents .............................................   $  1,217,933    $  1,807,224
   Restricted cash .......................................................        605,425            --
   Accounts receivable trade, net ........................................      2,471,230       1,852,849
   Prepaid expenses and other assets .....................................        268,939          41,812
                                                                             ------------    ------------
        Total current assets .............................................      4,563,527       3,701,885
                                                                             ------------    ------------

Property and Equipment, at cost
   Gas gathering, processing and transportation ..........................     11,152,214      11,120,558
   Office furniture and other equipment ..................................        134,984         229,298
                                                                             ------------    ------------
                                                                               11,287,198      11,349,856
   Less accumulated depreciation and amortization ........................     (3,590,791)     (3,390,634)
                                                                             ------------    ------------
                                                                                7,696,407       7,959,222
                                                                             ------------    ------------

Other Assets
   Deferred tax assets, net ..............................................      1,654,323       1,668,743
   Intangible assets, net of accumulated amortization of $143,680 and
     $65,278 as of June 30, 2008 and December 31, 2007, respectively .....        843,739         922,142
   Other .................................................................        201,488         269,601
                                                                             ------------    ------------
                                                                                2,699,550       2,860,486
                                                                             ------------    ------------
        Total assets .....................................................   $ 14,959,484    $ 14,521,593
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ......................................................   $  1,362,602    $  1,138,653
   Accrued expenses and other liabilities ................................        200,450         251,368
   Trade notes payable ...................................................        223,594            --
   Current maturities of capital lease ...................................         18,748          17,371
                                                                             ------------    ------------
        Total current liabilities ........................................      1,805,394       1,407,392
                                                                             ------------    ------------

Future asset retirement obligations ......................................        408,329         394,640
Long-term debt ...........................................................        600,000         750,000
Long-term capital lease, less current maturities .........................         19,691          29,422
Minority interest ........................................................        805,225         816,222

Commitments and contingencies ............................................           --              --

Stockholders' Equity
   Preferred stock - $1.00 par value; 10,000 shares authorized;
      no shares issued and outstanding ...................................           --              --
   Common stock - $0.25 par value; 35,000,000 shares authorized;
      19,107,249 and 19,026,665 shares issued and outstanding  at June 30,
      2008 and December 31, 2007, respectivley ...........................      4,776,812       4,756,665
   Additional paid-in capital ............................................     17,182,950      17,089,744
   Accumulated deficit ...................................................    (10,638,917)    (10,722,492)
                                                                             ------------    ------------
        Total stockholders' equity .......................................     11,320,845      11,123,917
                                                                             ------------    ------------
        Total liabilities and stockholders' equity .......................   $ 14,959,484    $ 14,521,593
                                                                             ============    ============


                 The accompanying notes are an integral part of these financial statements.

                                                    2



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                                      ----------------------------    ----------------------------
                                                                          2008            2007            2008            2007
                                                                      ------------    ------------    ------------    ------------
Operating revenues
    Sales of natural gas ..........................................   $  3,679,554    $  2,458,289    $  6,452,636    $  4,139,399
    Transportation of natural gas and liquids .....................        816,070         441,641       1,596,231         914,432
    Treating and other ............................................        170,367          40,995         318,691          84,981
                                                                      ------------    ------------    ------------    ------------
                                                                         4,665,991       2,940,925       8,367,558       5,138,812
                                                                      ------------    ------------    ------------    ------------
Operating costs and expenses
    Cost of natural gas purchased .................................      3,321,047       2,256,542       5,890,161       3,747,039
    Operation and maintenance .....................................        291,038         113,483         552,054         235,096
    Depreciation and amortization .................................        187,793          92,537         374,293         188,224
    Accretion expense .............................................          6,115           6,598          13,689          13,193
    General and administrative ....................................        635,019         482,953       1,312,573       1,006,751
                                                                      ------------    ------------    ------------    ------------
                                                                         4,441,012       2,952,113       8,142,770       5,190,303
                                                                      ------------    ------------    ------------    ------------
Operating income (loss) ...........................................        224,979         (11,188)        224,788         (51,491)

Other income (expense)
    Interest income ...............................................          5,305          26,828          16,611          40,390
    Interest expense ..............................................        (37,194)         (5,759)        (80,882)        (11,746)
    Gain on sale of intangible asset ..............................           --              --              --           286,579
    Other income (expense), net ...................................         (3,649)         30,201           1,302          25,125
    Minority interest .............................................        (11,896)        (26,352)        (28,824)        (47,307)
                                                                      ------------    ------------    ------------    ------------
         Other income (expense), net ..............................        (47,434)         24,918         (91,793)        293,041

Income from continuing operations before income taxes and
        discontinued operations ...................................        177,545          13,730         132,995         241,550
Income tax expense ................................................         (3,420)           --           (49,420)           --
                                                                      ------------    ------------    ------------    ------------
Income from continuing operations .................................        174,125          13,730          83,575         241,550

Discontinued operations, net of taxes
    Income (loss) from discontinued operations, net of taxes ......           --           (47,167)           --           335,043
    Gain on disposal of discontinued operations, net of taxes .....           --         1,256,934            --         1,256,934
                                                                      ------------    ------------    ------------    ------------
Net income ........................................................   $    174,125    $  1,223,497    $     83,575    $  1,833,527
                                                                      ------------    ------------    ------------    ------------
Basic and diluted income per common share
    Continuing operations .........................................   $       0.01    $       --      $       --      $       0.02
    Discontinued operations .......................................           --              0.07            --              0.09
                                                                      ------------    ------------    ------------    ------------
    Net income ....................................................   $       0.01    $       0.07    $       --      $       0.11
                                                                      ============    ============    ============    ============

Weighted average number of common shares outstanding
    Basic .........................................................     19,062,313      17,162,682      19,044,587      17,151,869
    Diluted .......................................................     19,240,228      17,690,704      19,184,029      17,616,297


                             The accompanying notes are an integral part of these financial statements.

                                                                 3



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                          Six Months Ended June 30,
                                                                                       ------------------------------
                                                                                          2008                  2007
                                                                                       -----------        -----------

Cash flows from operating activities - continuing operations
   Income from continuing operations ...........................................       $    83,575        $   241,550
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization ............................................           374,293            188,224
      Stock based compensation expense .........................................           113,353             19,817
      Minority interest ........................................................            28,824             47,307
      Deferred tax benefit .....................................................            14,420               --
      Accretion expense ........................................................            13,689             13,193
      Amortization of deferred loan costs ......................................            76,143             15,100
      Gain on sale of intangible asset .........................................              --             (286,579)
      Change in operating assets and liabilities:
         Accounts receivable trade .............................................          (618,381)          (135,197)
         Prepaid expenses and other assets .....................................           185,630            306,887
         Accounts payable ......................................................           223,949            256,902
         Accrued expenses and other liabilities ................................           (63,003)             5,466
                                                                                       -----------        -----------
              Net cash provided by operating activities ........................           432,492            672,670
                                                                                       -----------        -----------

Cash flows from investing activities - continuing operations
      Capital expenditures .....................................................           (33,550)           (39,798)
      Proceeds from collection of note receivable ..............................              --              300,000
      Restricted cash for asset acquisition ....................................          (605,425)              --
      Other ....................................................................               475               --
                                                                                       -----------        -----------
              Net cash provided by (used in) investing activities ..............          (638,500)           260,202
                                                                                       -----------        -----------

Cash flows from financing activities - continuing operations
      Payments on borrowings ...................................................          (943,462)          (176,466)
      Proceeds from borrowings .................................................           600,000               --
      Proceeds from exercise of stock options ..................................              --               76,501
      Restricted cash for letter of credit, net ................................              --               23,464
      Deferred financing costs .................................................              --              (28,500)
      Distributions to minority partner ........................................           (39,821)           (56,722)
                                                                                       -----------        -----------
              Net cash used in financing activities ............................          (383,283)          (161,723)
                                                                                       -----------        -----------

Net increase (decrease) in cash and cash equivalents from continuing
     operations ................................................................          (589,291)           771,149

Discontinued operations:
   Net cash provided by operating activities ...................................              --              135,136
   Net cash provided by investing activities ...................................              --            2,721,501
   Net cash used in financing activities .......................................              --             (547,338)
                                                                                       -----------        -----------

Net increase in cash and cash equivalents from discontinued operations .........              --            2,309,299

Cash and cash equivalents at beginning of period ...............................         1,807,224          1,060,823
                                                                                       -----------        -----------
Cash and cash equivalents at end of period .....................................       $ 1,217,933        $ 4,141,271
                                                                                       ===========        ===========

Supplemental disclosures of cash flow information:
   Income taxes paid ...........................................................       $    46,000        $      --
   Cash paid for interest ......................................................            28,682             23,737

Supplemental schedule of noncash investing and financing activities:
    Trade note payable for insurance premiums....................................      $   408,703        $   438,878
                                                                                       ===========        ===========


                      The accompanying notes are an integral part of these financial statements.

                                                          4

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)


(1)      Nature of Business

         Gateway Energy Corporation (the "Company," or "Gateway"), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company and Gateway Processing Company. Gateway-ADAC Pipeline, L.L.C. which is majority-owned (67%) by Gateway Pipeline Company, was formed in September 2005. Access to the Company's annual report on Form 10-KSB, quarterly reports on Form 10-QSB and Form 10-Q, the Company's Code of Ethics, and current reports on Form 8-K are available at the Company's website, www.gatewayenergy.com.

         In the following discussion, "Mcf" refers to thousand cubic feet of natural gas; "Mmcf" refers to million cubic feet of natural gas; "Bbl" refers to barrel of liquid hydrocarbons of approximately 42 U.S. gallons; "Btu" refers to British thermal unit, a common measure of the energy content of natural gas; "MMBtu" refers to one million British thermal units; and "Mcfe" refers to thousand cubic feet equivalent. Liquid hydrocarbons are converted to Mcf equivalents using the ratio of 1.0 barrel of liquid hydrocarbons to 6.0 Mcf of natural gas.

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

Property and Equipment

         Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the six months ended June 30, 2008, property and equipment included $83,056 of equipment financed under a capital lease, net of $16,944 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from six to

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2008
(Unaudited)


30 years for pipeline systems, gas plant and processing equipment, and from two to ten years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

         For the three and six months ended June 30, 2008 and 2007, depreciation and amortization expense was $187,793 and $92,537 and $374,293 and $188,224, respectively. Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There have been no impairments of long-lived assets required during the six months ended June 30, 2008.

Future Asset Retirement Obligation

         The Company provides for future asset retirement obligations under the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability. The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the six months ended June 30, 2008 and 2007:

                                                Six Months Ended June 30,
                                              -----------------------------
                                                  2008             2007
                                              ------------     ------------

                 Beginning balance            $    394,640     $    368,255
                 Accretion                          13,689           13,193
                 Ending balance               $    408,329     $    381,448


Goodwill and Other Intangibles

         SFAS No. 142, "Goodwill and Other Intangible Assets" addresses the methods used to capitalize, amortize and to assess the impairment of intangible assets. In evaluating the Company's intangibles, management considered all of the criteria set forth in SFAS No. 142 for determining useful life. Management performs our annual impairment test for intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of impairment reviews for intangible assets in 2007 nor was there any indication that intangible assets were impaired during the six months ended June 30, 2008.

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



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2008
(Unaudited)


Restricted Cash

         Restricted cash is related to the amount of cash deposited with a third party agent in anticipation of the closing of the purchase of the 33% minority interst in Gateway-ADAC Pipeline, LLC. (See Note 9)

Income Taxes

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


Earnings Per Share

         Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.
Diluted earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.
Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.
Accordingly, 177,915 and 528,022 shares of common stock for the three months ended June 30, 2008 and 2007, respectively, and 139,442 and 464,428 shares of common stock for the six months ended June 30, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect. Earnings per common share were computed as follows:

                                                          Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
                                                      ---------------------------     ---------------------------
                                                         2008            2007            2008            2007
                                                      -----------     -----------     -----------     -----------
Weighted average number of common shares
    outstanding .................................      19,062,313      17,162,682      19,044,587      17,151,869
Effect of dilutive securities ...................         177,915         528,022         139,442         464,428
                                                      -----------     -----------     -----------     -----------
Weighted average dilutive common shares
    outstanding .................................      19,240,228      17,690,704      19,184,029      17,616,297
                                                      ===========     ===========     ===========     ===========

Income from continuing operations ...............     $   174,125     $    13,730     $    83,575     $   241,550
Income from discontinued operations, net of
    taxes .......................................            --         1,209,767            --         1,591,977
                                                      -----------     -----------     -----------     -----------
Net income ......................................     $   174,125     $ 1,223,497     $    83,575     $ 1,833,527
                                                      ===========     ===========     ===========     ===========

Basic and diluted income per common
     share:
     Continuing operations ......................     $      0.01     $      --       $      --       $      0.02
     Discontinued operations ....................            --              0.07            --              0.09
                                                      -----------     -----------     -----------     -----------
     Net income .................................     $      0.01     $      0.07     $      --       $      0.11
                                                      ===========     ===========     ===========     ===========

Accounting Pronouncements and Recent Regulatory Developments

         In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined, and companies may be required to provide additional disclosures based on that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after

                                       7

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2008
(Unaudited)


November 15, 2007 and interim periods within those fiscal years. On February 12, 2008 the FASB approved the Financial Staff Position ("FSP") SFAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FAS No. 157-2"), which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 as it applies to financial assets and liabilities as of January 1, 2008. The partial adoption of SFAS No. 157 is not expected to materially affect how the Company determines fair value and it had no material impact on the Company's unaudited consolidated financial statements for the six months ended June 30, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 157, as it relates to non-financial assets and liabilities, may have on its consolidated financial statements.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," regarding an entity's derivative instruments and hedging activities. SFAS No. 161 is effective for the Company's fiscal year beginning January 1, 2008. As SFAS No. 161 relates specifically to disclosures, SFAS No. 161 will have no impact on the Company's financial condition, results of operations or cash flows.

         In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. The Company plans to adopt SFAS No. 162 when it becomes effective. The adoption of SFAS No. 162 will have no impact on the Company's consolidated financial position or results of operations.

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

         The acquisition of Gulfshore was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Assets acquired and liabilities assumed were recorded at their estimated fair values as of August 1, 2007, and Gulfshore's results of operations have been included in the Company's consolidated operations from that date.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2008
(Unaudited)


         The total purchase price of the acquisition is as follows:

         Cash consideration                                 $      3,130,000
         Fair value of Gateway common stock                        1,162,500
         Estimated assumed liabilities                               374,333
         Direct transaction costs                                    274,596
                                                            ----------------
         Total purchase price                               $      4,941,429
                                                            ----------------


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

         Amortization expense for intangible assets for the three and six months ended June 30, 2008 was $39,201 and $78,403, respectively, and is recorded in depreciation and amortization expense on the statement of operations.

Pro Forma Results of Operations

         The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2007 is presented as if the Gulfshore acquisition had been made on January 1, 2007. The operations of Gulfshore have been included in our statement of operations since the acquisition effective date of August 1, 2007. The pro forma consolidated net income and earnings per share includes the income from discontinued operations as presented on the consolidated statement of operations.

                                                            --------------    --------------
                                                             Three Months       Six Months
                                                            Ended June 30,    Ended June 30,
                                                                 2007              2007
                                                            --------------    --------------

                 Revenues ................................    $3,407,308        $6,071,578
                 Operating costs and expenses ............     3,244,727         5,775,531
                                                              ----------        ----------
                 Operating income ........................       162,581           296,047
                 Other income ............................        24,918           293,041
                 Discontinued operations, net of tax .....     1,209,767         1,591,977
                                                              ----------        ----------
                 Net income ..............................    $1,397,266        $2,181,065
                                                              ==========        ==========
                 Basic earnings per share ................    $     0.08        $     0.13
                                                              ==========        ==========
                 Diluted earnings per share ..............    $     0.08        $     0.12
                                                              ==========        ==========

(4)      Stock-Based Compensation Plans

         Our 2007 Equity Incentive Plan provides for stock-based compensation for officers, employees and non-employee directors.

         The Company accounts for stock based compensation under the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). The options generally vest ratably over three years and expire between five and ten years.

         Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the six months ended June
30, 2008 includes compensation cost for all share-based awards granted prior to,

                                       9



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2008
(Unaudited)


but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

         Compensation cost related to non-qualified stock options recognized for the three months ended June 30, 2008 and 2007 was $28,016 and $13,527, respectively. For the six months ended June 30, 2008 and 2007, compensation cost was $44,353 and $19,817, respectively. We view all awards of share-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the fair value of the award over the requisit service period.

         We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the value of the stock over the strike price received on the date of exercise. During the six months ended June 30, 2008, there were no options exercised. In addition, we receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. We record these deductions as a tax asset with a corresponding amount recorded as additional paid-in capital when we can receive a tax cash savings from these awards. Due to the Company having significant unused net operating-loss carryforwards, the recording of this tax benefit is deferred until such tax savings is realized.

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

         At June 30, 2008, there was $221,165 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of three years.

The following table represents stock option activity for the six months ended
June 30, 2008:

                                                                                      Weighted          Intrinsic
                                                                   Weighted            Average           Value of
                                                                   Average           Contractual       Options as of
                                                                   Exercise           Terms (in          June 30,
                                                 Shares              Price             years)              2008
                                             ----------------    --------------     --------------    ----------------
Options outstanding, beginning of period..         790,000             $0.43              4.18
Options granted...........................         243,947              0.85              4.89
Options canceled..........................            --                 --                --
Options exercised.........................            --                 --                --
                                                 ---------
Options outstanding, end of period........       1,033,947             $0.53              3.93          $ 272,950
                                                 =========                                              =========
Options exercisable, end of period........         433,333             $0.38              3.50          $ 168,778
                                                 =========                                              =========

                                                        10

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2008
(Unaudited)


         The market value of the Company's common stock on June 30, 2008 was $0.77 per share.

         The weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 was $0.56 per share.

         During the second quarter of 2008, the Company made a stock grant of 70,584 restricted shares of common stock to the Company's Board of Directors. The value of the stock grant was $0.85 per share and recognized as Board compensation expense.


(5)      Debt

         The Company's outstanding debt at June 30, 2008 consisted of the following:

                  Trade note payable - Insurance.....   $  223,594
                  Revolving credit facility..........      600,000
                                                        ----------
                                                           823,594
                  Less current maturities............     (223,594)
                                                        ----------
                                                        $  600,000
                                                        ==========

Trade Notes Payable

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

             In connection with the acquisition of the Gulfshore Midstream assets, the Company borrowed $1,150,000 on the credit facility. As of June 30, 2008, the interest rate was 6.00% and the available borrowings were $1,900,000.


Letters of Credit

         At June 30, 2008, the Company had outstanding letters of credit for gas purchases totaling $1,150,000.

(6)      Commitments and Contingencies

         From time to time the Company is involved in litigation concerning its properties and operations. There is no known or pending litigation expected to have a material effect on the Company's consolidated financial statements.

(7)      Discontinued Operations

         On April 13, 2007, the Company entered into a Member Interest Purchase Agreement with Navitas Assets, LLC, regarding the sale of all of the Company's interest in Fort Cobb Fuel Authority, LLC, subject to due diligence and approval by the Oklahoma Corporation Commission. The sale was completed on May 31, 2007. The total purchase price for the sale consisted of cash of $2,585,000, plus the cash paid for the net working capital of Fort Cobb in the amount of $121,289,

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2008
(Unaudited)


and other customary adjustments. In addition, Gateway was released from its guarantee of bank debt owed by Fort Cobb. Accordingly, the consolidated financial statement amounts for the three and six months ended June 30, 2007 have been adjusted to give effect to this disposition as a discontinued operation.

     Following are the results of operations of the Fort Cobb subsidiary for the three and six months ended June 30, 2007:

                                             Three Months         Six Months
                                                Ended               Ended
                                               June 30,            June 30,
                                                 2007                2007
                                             ------------        ------------
      Operating revenues (1) ...........     $    196,382        $  1,117,541
      Operating costs and expenses
        (2) ............................          189,334             692,097
      General and administrative
        expenses (3) ...................           27,722              62,074
      Other expenses, net (4) ..........          (26,493)            (28,327)
                                             ------------        ------------
      Income (loss) from
        discontinued operations,
        net of taxes ...................          (47,167)            335,043
      Gain on disposal of
        discontinued operations,
        net of taxes ...................        1,256,934           1,256,934
                                             ------------        ------------
      Net income .......................     $  1,209,767        $  1,591,977
                                             ============        ============

      Basic and diluted income
        per share from discontinued
        operations .....................             --                  0.02

      Basic and diluted income per
        share from gain on
        disposal of discontinued
        operations .....................             0.07                 0.07
                                             ------------         ------------
      Total ............................     $       0.07         $       0.09
                                             ============         ============

      Weighted average number
        of common shares
        outstanding:
      Basic ............................       17,162,682           17,151,869
      Diluted ..........................       17,690,704           17,616,297


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



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2008
(Unaudited)


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

         Summarized financial information for the three and six months ended
June 30, 2008 and 2007 of the Company's reportable segments from continuing operations is as follows:

                                                        Three Months Ended               Six Months Ended
                                                            June 30,                        June 30,
                                                       2008           2007            2008             2007
                                                    -----------    -----------     -----------      -----------
                  Onshore Operations
        Revenues.................................   $ 3,775,130    $ 2,595,205     $ 6,663,554      $ 4,406,768
        Cost of natural gas purchased.............    3,321,047      2,256,542       5,890,161        3,747,039
        Operation and maintenance expense.........       57,705         51,430         129,052          106,797
                                                    -----------    -----------     -----------      -----------
            Operating margin......................      396,378        287,233         644,341          552,932
        General and administrative expense........          181            170             231              251
        Depreciation and amortization expense....        49,115         53,500          98,102          109,723
                                                    -----------    -----------     -----------      -----------
            Operating income......................      347,082        233,563         546,008          442,958

        Interest expense..........................        1,593          2,195           3,346            4,528
        Capital expenditures......................            -         20,933               -           23,655

        Total assets..............................    4,818,381      5,223,470       4,818,381        5,223,470


                  Offshore Operations
        Revenues.................................   $   890,861    $   345,720     $ 1,704,004      $   732,044
        Operation and maintenance expense.........      233,333         62,053         423,002          128,299
                                                    -----------    -----------     -----------      -----------
            Operating margin......................      657,528        283,667       1,281,002          603,745
        Depreciation and amortization expense.....      137,500         38,139         273,815           76,661
        Accretion expense.........................        6,115          6,598          13,689           13,193
                                                    -----------    -----------     -----------      -----------
            Operating income......................      513,913        238,930         993,498          513,891

        Capital expenditures......................       29,203           --            31,657            3,630

        Total assets..............................    6,425,840      1,303,499       6,425,840        1,303,499

                                                       13



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2008
(Unaudited)


                                                        Three Months Ended              Six Months Ended
                                                             June 30,                        June 30,
                                                        2008           2007            2008             2007
                                                    -----------    -----------     -----------      -----------
                 Corporate Operations
        General and administrative expense.......   $   634,838    $   482,783     $ 1,312,342      $ 1,006,500
        Depreciation and amortization expense.....        1,178            898           2,376            1,840
                                                    -----------    -----------     -----------      -----------
            Operating loss........................      636,016        483,681       1,314,718        1,008,340

        Interest expense..........................       35,601          3,564          77,536            7,218
        Capital expenditures......................          995         12,513           1,893           12,513

        Total assets..............................    3,715,263      4,052,674       3,715,263        4,052,674


                         Total
        Revenues.................................   $ 4,665,991    $ 2,940,925     $ 8,367,558      $ 5,138,812
        Cost of natural gas purchased.............    3,321,047      2,256,542       5,890,161        3,747,039
        Operation and maintenance expense.........      291,038        113,483         552,054          235,096
                                                    -----------    -----------     -----------      -----------
            Operating margin......................    1,053,906        570,900       1,925,343        1,156,677
        General and administrative expense........      635,019        482,953       1,312,573        1,006,751
        Depreciation and amortization expense.....      187,793         92,537         374,293          188,224
        Accretion expense.........................        6,115          6,598          13,689           13,193
                                                    -----------    -----------     -----------      -----------
            Operating income (loss)...............      224,979        (11,188)        224,788          (51,491)

        Interest expense..........................       37,194          5,759          80,882           11,746
        Capital expenditures......................       30,198         33,446          33,550           39,798

        Total assets..............................   14,959,484     10,579,643      14,959,484       10,579,643

             Reconciliation to net income
        Operating margin.........................   $ 1,053,906    $   570,900     $ 1,925,343      $ 1,156,677
        Less:
          Depreciation and amortization...........      187,793         92,537         374,293          188,224
          Accretion expense.......................        6,115          6,598          13,689           13,193
          General and administrative..............      635,019        482,953       1,312,573        1,006,751
          Interest expense........................       37,194          5,759          80,882           11,746
          Minority interest.......................       11,896         26,352          28,824           47,307
          Income tax expense......................        3,420              -          49,420                -
        Plus:
          Interest income.........................        5,305         26,828          16,611           40,390
          Gain on sale of intangible asset........            -              -               -          286,579
          Other income (loss), net................      (3,649)         30,201           1,302           25,125
          Discontinued operations, net of taxes...           -         (47,167)              -          335,043
          Gain on disposal of discontinued                   -
            operations - net of taxes.............                   1,256,934               -        1,256,934
                                                    -----------    -----------     -----------      -----------
        Net income...............................   $   174,125    $ 1,223,497     $    83,575      $ 1,833,527
                                                    ===========    ===========     ===========      ===========

                                                       14

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2008
(Unaudited)


(9)      Subsequent Events


         On July 3, 2008, Gateway Processing Company, a subsidiary of Gateway Energy Corporation (the "Company") closed on a Member Interest Purchase Agreement with Allen Drilling Acquisition Company ("ADAC"), effective as of July 1, 2008, regarding the purchase of ADAC's one-third interest in Gateway-ADAC Pipeline, LLC ("Gateway-ADAC") for $539,167 and 100,000 shares of Company common stock. Gateway-ADAC owns the Company's Madisonville pipeline, connecting the Madisonville gas treatment plant to two major pipelines.

Item  2. Management's Discussion and Analysis or Plan of Operations.
         -----------------------------------------------------------

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance, and our future operations. In some cases, you can identify these forward-looking statements by the use of words such as "may," "will," "should," "anticipates," "believes," "expects," "plans," "future," "intends," "could," "estimate," "predict," "potential," "continue," or the negative of these terms or other similar expressions. These statements are only our predictions. Our actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-KSB for the year ended December 31, 2007, and our quarterly reports on Form 10-QSB and Form 10-Q. We cannot guarantee future results, levels of activities, performance, or achievements. We undertake no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

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

Property and Equipment

         Property and equipment is stated at cost, plus capitalized interest costs on major pipeline projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over estimated useful lives ranging from six to 30 years for pipeline systems, gas plant and processing equipment, and from two to ten years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

         Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount. There was no impairment required as of June 30, 2008.

Future Asset Retirement Obligation

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

Results of Operations

General

         The Henry Hub closing index price for natural gas during the six months ended June 30, 2008 averaged $9.44 per MMBtu, compared to $7.55 for the same period of the prior year. In the accompanying consolidated financial statements, the Company's revenues from sales of natural gas, along with the cost of natural gas purchased, increased proportionately from prior year levels. Because the Company buys and sells gas under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices to minimize commodity price risk, the Company's net operating margin is relatively insensitive to fluctuations in the market price of gas. Accordingly, the Company evaluates each of its activities based on the operating margin it produces. The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. Management reviews and evaluates the operations of two main segments--Onshore operations and Offshore operations.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Total Operations
                                                 Three Months Ended June 30,
                                              ---------------------------------
                                                 2008                   2007
                                              ----------             ----------
       Revenues...........................    $4,665,991             $2,940,925
       Operating margin...................     1,053,906                570,900
       Depreciation and amortization......       187,793                 92,537

         Operating margins for the three months ended June 30, 2008 increased $483,000 compared to the same period of the prior year. Onshore operating margin increased $109,000 and offshore operating margin increased by $374,000. These segments are discussed individually below in greater detail.


Onshore Operations
                                                 Three Months Ended June 30,
                                              ---------------------------------
                                                 2008                   2007
                                              ----------             ----------
        Revenues..........................    $3,775,130             $2,595,205
        Operating margin..................       396,378                287,233
        Depreciation and amortization.....        49,115                 53,500

         Operating margins for onshore operations increased in the second quarter by $109,000 compared to the same period of the prior year. The increase was mainly due to an increase in sales volumes as well as renegotiated purchase and sales contracts on the Company's Waxahachie distribution system, offset by a reduction in transportation volumes on the Madisonville pipeline.

Offshore Operations
                                                 Three Months Ended June 30,
                                              ---------------------------------
                                                 2008                   2007
                                              ----------             ----------
        Revenues..........................    $  890,861             $  345,720
        Operating margin..................       657,528                283,667
        Depreciation and amortization.....       137,500                 38,139

         Operating margins for offshore operations increased in the second quarter by $374,000 compared to the same period of the prior year. The increase was due to a contribution of $310,000 by the Gulfshore assets, which were acquired effective August 1, 2007. The Company's Bolivar pipeline system also added to the margin increase due to an increase in transporation volumes. The increase in depreciation and amortization expense is associated with the Gulfshore Midstream offshore pipeline acquisition completed in the third quarter of 2007.

Discontinued Operations

         On April 13, 2007, the Company entered into a Member Interest Purchase Agreement with Navitas Assets, LLC, regarding the sale of all of the Company's interest in Fort Cobb Fuel Authority, LLC, subject to due diligence and approval by the Oklahoma Corporation Commission. The sale was completed on May 31, 2007. The total purchase price for the sale consisted of cash of $2,585,000, plus the cash paid for the net working capital of Fort Cobb in the amount of $121,289, and other customary adjustments. In addition, Gateway was released from its guarantee of bank debt owed by Fort Cobb. Accordingly, the consolidated financial statement amounts for the three and six months ended June 30, 2007 have been adjusted to give effect to this disposition as a discontinued operation.

     Following are the results of operations of the Fort Cobb subsidiary for the three months ended June 30, 2007:

              Operating revenues (1)........................   $     196,382
              Operating costs and expenses (2)..............         189,334
              General and administrative expenses (3).......          27,722
              Other expenses, net (4).......................         (26,493)
                                                                ------------
              Loss from discontinued operations, net
                of taxes....................................         (47,167)
              Gain on disposal of discontinued
               operations, net of taxes.....................       1,256,934
                                                               -------------
              Net income....................................   $   1,209,767
                                                               =============

              Basic and diluted loss per share from
               discontinued operations, net of taxes......     $        --

              Basic and diluted income per share from
               gain on disposal of discontinued
               operations, net of taxes.....................           0.07
                                                               ------------
              Total.........................................   $       0.07
                                                               ============

              Weighted average number of common
               shares outstanding:
              Basic.........................................     17,162,682
              Diluted.......................................     17,690,704


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

Operations Support and Other Income (Expense)

         General and administrative expenses for the second quarter increased by $152,000 compared to the same period in 2007. This increase relates to higher overall salary and benefits due to the Company's addition of staff in late 2007 to help identify and support strategic growth opportunities and increased board expenses due to $60,000 in stock based compensation related to immediately vested restricted stock grants during the second quarter.

         Interest income fluctuates directly with the average amount of cash on deposit.

         Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement. Interest expense for the quarter ended June 30, 2008 increased $31,000 compared to the same period in 2007 primarily because of the outstanding balance on the Company's revolving credit facility which was used to acquire the Gulfshore assets and the amortization of fees associated with the credit facility.

         Income tax expense for the second quarter 2008 related to the estimated state and federal tax provisions. The effective tax rate of 2% is a result of a refund of previously paid taxes in the first quarter of 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Total Operations
                                                  Six Months Ended June 30,
                                              ---------------------------------
                                                 2008                   2007
                                              ----------             ----------
       Revenues...........................    $8,367,558             $5,138,812
       Operating margin...................     1,925,343              1,156,677
       Depreciation and amortization......       374,293                188,224

         Operating margins for the six months ended June 30, 2008 increased $769,000 compared to the same period of the prior year. Onshore operating margin increased $92,000 and offshore operating margin increased by $677,000. These segments are discussed individually below in greater detail.


Onshore Operations
                                                  Six Months Ended June 30,
                                              ---------------------------------
                                                 2008                   2007
                                              ----------             ----------
        Revenues..........................    $6,663,554             $4,406,768
        Operating margin..................       644,341                552,932
        Depreciation and amortization.....        98,102                109,723

         Operating margins for onshore operations increased in the second quarter by $92,000 compared to the same period of the prior year. The increase was mainly due to an increase in sales volumes as well as renegotiated purchase and sales contracts on the Company's Waxahachie distribution system, offset by a reduction in transportation volumes on the Madisonville pipeline.

Offshore Operations
                                                  Six Months Ended June 30,
                                              ---------------------------------
                                                 2008                   2007
                                              ----------             ----------
        Revenues..........................    $1,704,004             $  732,044
        Operating margin..................     1,281,002                603,745
        Depreciation and amortization.....       273,815                 76,661

         Operating margins for offshore operations increased by $677,000 for the six months ended June 30, 2008 compared to the same period of the prior year. The increase was due to a contribution of $662,000 by the Gulfshore assets, which were acquired effective August 1, 2007. The Company's Bolivar pipeline system also added to the margin increase due to an increase in transporation volumes. The increase in depreciation and amortization expense is associated with the Gulfshore Midstream offshore pipeline acquisition completed in the third quarter of 2007.

Discontinued Operations

         On April 13, 2007, the Company entered into a Member Interest Purchase Agreement with Navitas Assets, LLC, regarding the sale of all of the Company's interest in Fort Cobb Fuel Authority, LLC, subject to due diligence and approval by the Oklahoma Corporation Commission. The sale was completed on May 31, 2007. The total purchase price for the sale consisted of cash of $2,585,000, plus the cash paid for the net working capital of Fort Cobb in the amount of $121,289, and other customary adjustments. In addition, Gateway was released from its guarantee of bank debt owed by Fort Cobb. Accordingly, the consolidated financial statement amounts for the three and six months ended June 30, 2007 have been adjusted to give effect to this disposition as a discontinued operation.

         Following are the results of operations of the Fort Cobb subsidiary for the six months ended June 30, 2007:

                Operating revenues (1).....................   $ 1,117,541
                Operating costs and expenses (2)...........       692,097
                General and administrative expenses (3)....        62,074
                Other expenses, net (4)....................       (28,327)
                                                              -----------
                Income from discontinued operations,
                   net of taxes............................       335,043
                Gain on disposal of discontinued
                   operations, net of taxes................     1,256,934
                                                              -----------
                Net income.................................   $ 1,591,977
                                                              ===========

                Basic and diluted income per share from
                   discontinued operations, net of taxes...   $      0.02

                Basic and diluted income per share from
                  gain on disposal of discontinued
                  operations, net of taxes.................          0.07
                                                              -----------
                Total......................................   $      0.09
                                                              ===========

                Weighted average number of common
                  shares outstanding:
                Basic......................................    17,151,869
                Diluted....................................    17,616,297


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

Operations Support and Other Income (Expense)

         General and administrative expenses for the six months ended June 30, 2008 increased by $306,000 compared to the same period in 2007. This increase relates to higher overall salary and benefits due to the Company's addition of staff in late 2007 to help identify and support strategic growth opportunities and increased board expenses due to $60,000 in stock based compensation related to immediately vested restricted stock grants during the second quarter.

         Interest income fluctuates directly with the average amount of cash on deposit.

         Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement. Interest expense for the six months ended June 30, 2008 increased $69,000 compared to the same period in 2007 primarily because of the outstanding balance on the Company's revolving credit facility which was used to acquire the Gulfshore assets during August 2007 and the amortization of fees associated with the credit facility.

         Income tax expense for the six months ended June 30, 2008 related to the estimated state and federal tax provision.

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

         The Company had available cash of $1,217,933 at June 30, 2008.

         Net cash provided by continuing operating activities totaled approximately $432,000 for the six months ended June 30, 2008, compared to $673,000 during the same period of the previous year.

         Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally-generated funds and available cash and bank borrowings as needed. The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

         On August 23, 2007, the Company entered into a Credit Agreement (the "Agreement") with a bank (the "Lender"), regarding a revolving credit facility provided by the Lender to the Company. The original borrowing base under the Agreement has been established at $2.5 million, which may be increased at the discretion of the Lender to an amount not to exceed $20 million. The credit facility is secured by substantially all of the Company's assets and has a term of two years. Interest on outstanding balances will accrue at Lender's prime rate, plus one percent.

         In connection with the acquisition of the Gulfshore Midstream assets, the Company borrowed $1,150,000 on the credit facility. As of June 30, 2008, the interest rate was 6.00% and the available borrowings were $1,900,000.

         At June 30, 2008, the Company had outstanding letters of credit for gas purchases totaling $1,150,000.

         Natural gas prices as represented by the NYMEX Henry Hub index averaged $9.44 and $7.55 for the six months ended June 30, 2008 and 2007, respectively. The Company's operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements. However, natural gas prices can affect exploration and development which can result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

         The Company has no off-balance sheet arrangements at June 30, 2008; however, see Note 6 to the consolidated financial statements regarding Commitments and Contingencies.


Subsequent Events

         On July 3, 2008, Gateway Processing Company, a subsidiary of Gateway Energy Corporation (the "Company") entered into a Member Interest Purchase Agreement with Allen Drilling Acquisition Company ("ADAC"), effective as of July 1, 2008, regarding the purchase of ADAC's one-third interest in Gateway-ADAC Pipeline, LLC ("Gateway-ADAC") for $539,167 and 100,000 shares of Company common stock. Gateway-ADAC owns the Company's Madisonville pipeline, connecting the Madisonville gas treatment plant to two major pipelines.


Item 4T.  Controls and Procedures
          -----------------------

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

         There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.


                           Part II - OTHER INFORMATION
                           ---------------------------

Item 1.           Legal Proceedings
                  -----------------

                  None

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds
                  -----------------------------------------------------------

                  During the second quarter of 2008, the Company issued 70,584 shares of restricted common stock to the Company's Board of Directors for their services as members of the Board.

                  On May 27, 2008, the Company issued 10,000 shares of common stock to the Company's investor relations firm for services rendered.


Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------


         At the Annual Meeting of Stockholders held on May 21, 2008, the seven nominees named below received the following votes with respect to the election of the Board of Directors.

                                  Name          Votes For       Votes Withheld
                    ----------------------   ---------------  -----------------

                    Charles O. Buckner         14,150,879             584,689
                    Steven W. Cattron          13,674,187           1,061,381
                    William A. Henry           14,149,779             585,789
                    Robert Panico              12,040,606           2,694,962
                    John A. Raasch             13,035,154           1,700,414
                    J. Darby Sere'             14,149,126             586,442
                    Gordon L. Wright           14,135,879             599,689


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

                                   SIGNATURES
In accordance with to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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

           August 14, 2008
           ---------------
               (Date)