Form 10-Q
period 2008-09-30
GATEWAY ENERGY CORP/NE
filed 2008-11-14
CIK 40194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

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

     Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer                       Accelerated filer
                            ---                                     ---
     Non-accelerated filer                         Smaller reporting company X
                          ---                                               ---
     (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act.) Yes      No  X
                                               -----   -----

     As of November 1, 2008, the Issuer had 19,207,249 shares of its common stock outstanding.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


Part  I - Financial Information
-------------------------------

Item  1.    Financial Statements                                               3
            Consolidated Balance Sheets as of September 30, 2008
              and December 31, 2007                                            3
            Consolidated Statements of Operations for the three
              and nine month periods ended September 30, 2008 and
              September 30, 2007                                               4
            Consolidated Statements of Cash Flows for the nine month
              periods ended September 30, 2008 and September 30, 2007          5
            Notes to Consolidated Financial Statements                         6
Item  2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       17
Item  4T.   Controls and Procedures                                           22

Part  II - Other Information                                                  23
----------------------------

Item  1.    Legal Proceedings                                                 23
Item  2.    Unregistered Sales of Equity Securities and Use of Proceeds       23
Item  3.    Defaults Upon Senior Securities                                   23
Item  4.    Submission of Matters to a Vote of Security Holders               23
Item  5.    Other Information                                                 23
Item  6.    Exhibits                                                          23

Signatures                                                                    24
----------

Certification of Robert Panico Pursuant to Section 302
Certification of Christopher M. Rasmussen Pursuant to Section 302
Certification of Robert Panico Pursuant to Section 906
Certification of Christopher M. Rasmussen Pursuant to Section 906



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)



                                                                                September 30,   December 31,
                                                                                    2008             2007
                                                                                    ----             ----

ASSETS
Current Assets
   Cash and cash equivalents ................................................   $  1,642,969    $  1,807,224
   Accounts receivable trade, net ...........................................      1,738,649       1,852,849
   Prepaid expenses and other assets ........................................        177,156          41,812
                                                                                ------------    ------------
        Total current assets ................................................      3,558,774       3,701,885
                                                                                ------------    ------------

Property and Equipment, at cost
   Gas gathering, processing and transportation .............................     10,924,894      11,120,558
   Office furniture and other equipment .....................................        141,977         229,298
                                                                                ------------    ------------
                                                                                  11,066,871      11,349,856
   Less accumulated depreciation and amortization ...........................     (3,661,545)     (3,390,634)
                                                                                ------------    ------------
                                                                                   7,405,326       7,959,222
                                                                                ------------    ------------

Other Assets
   Deferred tax assets, net .................................................      1,690,508       1,668,743
   Intangible assets, net of accumulated amortization of $182,881 and $65,278
     as of September 30, 2008 and December 31, 2007, respectively ...........        804,538         922,142
   Other ....................................................................        169,073         269,601
                                                                                ------------    ------------
                                                                                   2,664,119       2,860,486
                                                                                ------------    ------------
        Total assets ........................................................   $ 13,628,219    $ 14,521,593
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable .........................................................   $  1,121,878    $  1,138,653
   Accrued expenses and other liabilities ...................................        281,860         251,368
   Trade notes payable ......................................................        111,796            --
   Current maturities of long-term debt .....................................        300,000            --
   Current maturities of capital lease ......................................         19,478          17,371
                                                                                ------------    ------------
        Total current liabilities ...........................................      1,835,012       1,407,392
                                                                                ------------    ------------

Future asset retirement obligations .........................................        414,444         394,640
Long-term debt ..............................................................           --           750,000
Long-term capital lease, less current maturities ............................         14,538          29,422
Minority interest ...........................................................           --           816,222

Commitments and contingencies ...............................................           --              --

Stockholders' Equity
   Preferred stock - $1.00 par value; 10,000 shares authorized;
      no shares issued and outstanding ......................................           --              --
   Common stock - $0.25 par value; 35,000,000 shares authorized;
      19,207,249 and 19,026,665 shares issued and outstanding  at September
      30, 2008 and December 31, 2007, respectively ..........................      4,801,812       4,756,665
   Additional paid-in capital ...............................................     17,255,965      17,089,744
   Accumulated deficit ......................................................    (10,693,552)    (10,722,492)
                                                                                ------------    ------------
        Total stockholders' equity ..........................................     11,364,225      11,123,917
                                                                                ------------    ------------
        Total liabilities and stockholders' equity ..........................   $ 13,628,219    $ 14,521,593
                                                                                ============    ============


                  The accompanying notes are an integral part of these financial statements.

                                                       3



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                         ----------------------------    ----------------------------
                                                             2008            2007            2008            2007
                                                         ------------    ------------    ------------    ------------
Operating revenues
    Sales of natural gas .............................   $  3,566,278    $  2,182,227    $ 10,018,914    $  6,321,626
    Transportation of natural gas and liquids ........        516,541         621,425       2,112,772       1,535,857
    Treating and other ...............................        142,561         148,319         461,252         233,300
                                                         ------------    ------------    ------------    ------------
                                                            4,225,380       2,951,971      12,592,938       8,090,783
                                                         ------------    ------------    ------------    ------------
Operating costs and expenses
    Cost of natural gas purchased ....................      3,253,814       1,923,568       9,143,975       5,670,607
    Operation and maintenance ........................        250,426         189,219         802,480         424,315
    Depreciation and amortization ....................        187,062         135,473         561,355         323,697
    Accretion expense ................................          6,115           6,597          19,804          19,790
    General and administrative .......................        583,848         548,675       1,896,421       1,555,426
                                                         ------------    ------------    ------------    ------------
                                                            4,281,265       2,803,532      12,424,035       7,993,835
                                                         ------------    ------------    ------------    ------------
Operating income (loss) ..............................        (55,885)        148,439         168,903          96,948

Other income (expense)
    Interest income ..................................          6,767          51,044          23,378          91,434
    Interest expense .................................        (38,900)        (22,129)       (119,782)        (33,875)
    Gain on sale of intangible asset .................           --              --              --           286,579
    Other income (expense), net ......................         (2,802)           (266)         24,859
                                                                                                               (1,500)
    Minority interest ................................           --           (24,100)        (28,824)        (71,407)
                                                         ------------    ------------    ------------    ------------
         Other income (expense), net .................        (34,935)          4,549        (126,728)        297,590
                                                         ------------    ------------    ------------    ------------

Income (loss) from continuing operations before income
    taxes and discontinued operations ................        (90,820)        152,988          42,175         394,538

Provision for income taxes
    Current income tax benefit (expense) .............         36,185            --           (13,235)           --
                                                         ------------    ------------    ------------    ------------

Income (loss) from continuing operations .............        (54,635)        152,988          28,940         394,538

Discontinued operations, net of taxes
    Income from discontinued operations, net of taxes            --              --              --           335,043
    Gain (loss) on disposal of discontinued
       operations, net of taxes ......................           --           (15,212)           --         1,241,722
                                                         ------------    ------------    ------------    ------------
Net income (loss) ....................................   $    (54,635)   $    137,776    $     28,940    $  1,971,303
                                                         ============    ============    ============    ============
Basic and diluted income (loss) per common share
    Continuing operations ............................   $       --      $       0.01    $       --      $       0.02
    Discontinued operations ..........................           --              --              --              0.09
                                                         ------------    ------------    ------------    ------------
    Net income (loss) ................................   $       --      $       0.01            --              0.11
                                                         ============    ============    ============    ============

Weighted average number of common shares outstanding
    Basic ............................................     19,207,249      17,780,599      19,099,404      17,363,749
    Diluted ..........................................     19,207,249      18,041,261      19,320,825      17,867,360


                      The accompanying notes are an integral part of these financial statements.

                                                           4



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                                2008           2007
                                                                            -----------    -----------
Cash flows from operating activities - continuing operations
   Income from continuing operations ....................................   $    28,940    $   394,538
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization .....................................       561,355        323,697
      Minority interest .................................................        28,824         71,407
      Stock based compensation expense ..................................       141,368         35,123
      Deferred tax benefit ..............................................       (21,765)          --
      Accretion expense .................................................        19,804         19,790
      Amortization of deferred loan costs ...............................        94,445         22,741
      Gain on sale of intangible asset ..................................          --         (286,579)
      Change in operating assets and liabilities:
         Accounts receivable trade ......................................       165,544       (483,621)
         Prepaid expenses and other assets ..............................       279,440        443,937
         Accounts payable ...............................................       (16,775)       116,168
         Accrued expenses and other liabilities .........................        30,492        284,597
                                                                            -----------    -----------
              Net cash provided by operating activities .................     1,311,672        941,798
                                                                            -----------    -----------

Cash flows from investing activities - continuing operations
      Capital expenditures ..............................................      (137,732)       (56,993)
      Proceeds from collection of note receivable .......................          --          300,000
      Acquisition of  pipeline assets ...................................          --       (3,534,746)
      Acquisition of  minority interest .................................      (539,166)          --
      Other .............................................................           475           --
                                                                            -----------    -----------
              Net cash used in investing activities .....................      (676,423)    (3,291,739)
                                                                            -----------    -----------

Cash flows from financing activities - continuing operations
      Payments on borrowings ............................................    (1,359,683)      (461,521)
      Proceeds from borrowings ..........................................       600,000      1,150,000
      Proceeds from exercise of stock options ...........................          --           73,657
      Restricted cash for letter of credit, net .........................          --           39,145
      Deferred financing costs ..........................................          --         (168,747)
      Distributions to minority partner .................................       (39,821)       (88,387)
                                                                            -----------    -----------
              Net cash provided by (used in) financing activities .......      (799,504)       544,147
                                                                            -----------    -----------

Net decrease in cash and cash equivalents from continuing operations ....      (164,255)    (1,805,794)

Discontinued operations:
   Net cash provided by operating activities ............................          --          135,136
   Net cash provided by investing activities ............................          --        2,706,295
   Net cash used in financing activities ................................          --         (373,730)
                                                                            -----------    -----------

Net increase in cash and cash equivalents from discontinued operations ..          --        2,467,701

Cash and cash equivalents at beginning of period ........................     1,807,224      1,060,823
                                                                            -----------    -----------
Cash and cash equivalents at end of period ..............................   $ 1,642,969    $ 1,722,730
                                                                            ===========    ===========
Supplemental disclosures of cash flow information:
   Income taxes paid ....................................................   $    46,000    $      --
   Cash paid for interest ...............................................        42,187         45,520

Supplemental schedule of noncash investing and financing activities:
    Common stock issued to acquire minority interest ....................   $    70,000    $      --
                                                                            -----------    -----------
    Capitalization of excess minority interest in pipeline acquired .....   $   196,057    $      --
                                                                            -----------    -----------
    Trade note payable for insurance premiums ...........................   $   408,703    $   438,878
                                                                            -----------    -----------


               The accompanying notes are an integral part of these financial statements.

                                                    5

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)


(1)       Nature of Business

          Gateway Energy Corporation (the "Company," or "Gateway"), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company and Gateway Processing Company. Gateway-Madisonville Pipeline, L.L.C., previously known as Gateway-ADAC Pipeline, LLC., is 67% owned by Gateway Pipeline Company and 33% owned by Gateway Processing Company. The Company acquired the minority interest (33%) from the prior owner (see Note 8) on July 3, 2008 and the Company now owns 100% of this venture. Access to the Company's annual report on Form 10-KSB, quarterly reports on Form 10-QSB and Form 10-Q, the Company's Code of Ethics, and current reports on Form 8-K are available at the Company's website, www.gatewayenergy.com.

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

Principles of Consolidation

          The Company consolidates the financial statements of its majority-owned and wholly-owned subsidiaries. The portion of Gateway-Madisonville Pipeline L.L.C. (through June 30, 2008) not owned by the Company is recorded as minority interest. All significant intercompany transactions have been eliminated in consolidation.

          Effective May 31, 2007, the Company disposed of 100% of its ownership interests in Fort Cobb Fuel Authority, LLC. The financial statements reflect the historical results of its operations as discontinued operations (see Note 7).

Revenue Recognition

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2008
(Unaudited)


Property and Equipment

          Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the nine months ended September 30, 2008, property and equipment included $82,222 of equipment financed under a capital lease, net of $17,778 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from six to 30 years for pipeline systems, gas plant and processing equipment, and from two to ten years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

          For the three and nine months ended September 30, 2008 and 2007, depreciation and amortization expense was $187,062 and $135,473 and $561,355 and $323,697, respectively. Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value (typically based on estimated discounted net cash flows) and carrying value of the asset or group of assets. There have been no impairments of long-lived assets required during the nine months ended September 30, 2008 and 2007.

Future Asset Retirement Obligation

          The Company provides for future asset retirement obligations under the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability. The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the nine months ended September 30, 2008 and 2007:

                                            Nine Months Ended September 30,
                                          -----------------------------------
                                               2008                2007
                                          ---------------     ---------------
              Beginning balance           $       394,640     $       368,255
              Accretion                            19,804              19,790
              Ending balance              $       414,444     $       388,045


Goodwill and Other Intangibles

          SFAS No. 142, "Goodwill and Other Intangible Assets" addresses the methods used to capitalize, amortize and to assess the impairment of intangible assets. In evaluating the Company's intangibles, management considered all of the criteria set forth in SFAS No. 142 for determining useful life. Management performs an annual impairment test for intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of impairment reviews for intangible assets in 2007 nor was there any indication that intangible assets were impaired during the nine months ended September 30, 2008.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2008
(Unaudited)


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

Hurricane Damage

          Gateway owns pipelines, a related 140' x 70' operating platform, and an onshore terminal facility (the "Crystal Beach" facility) located in southeast Texas, east of Galveston. The Crystal Beach facility is connected to the Company's Shipwreck system, which provides separation of gas and liquid hydrocarbon services, dehydrates the gas for a fee, delivers pipeline quality gas to market and provides storage and truck loading services for the liquid hydrocarbons.

          The Crystal Beach facility was damaged by Hurricane Ike. The Company is currently in the process of reviewing the damage at the facility as well as other assets the Company owns. An estimated casualty loss of $51,344, which is 25% of the net book value of the facility, has been recorded as a receivable as the Company has property insurance on the facility. The Company has property insurance on the facility with a value of $2.5 million. As the Company completes the review of the facility and potential costs for repairs and replacement, the estimates recorded may change. In conjunction with

Income Taxes

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

Earnings Per Share

          Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive. Accordingly, 50,000 shares of common stock for the three months ended September 30, 2007, and 224,524 and 410,000 shares of common stock for the nine months ended September 30, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect. Earnings per common share were computed as follows:



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2008
(Unaudited)


                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                  September 30,
                                                  2008            2007            2008           2007
                                              ------------    ------------    ------------   ------------
Weighted average number of common shares
    outstanding ...........................     19,207,249      17,780,599      19,099,404     17,363,749
Effect of dilutive securities .............           --           260,662         221,421        503,611
                                              ------------    ------------    ------------   ------------
Weighted average dilutive common shares
    outstanding ...........................     19,207,249      18,041,261      19,320,825     17,867,360
                                              ============    ============    ============   ============

Income (loss) from continuing operations ..   $    (54,635)   $    152,988    $     28,940   $    394,538
Income (loss) from discontinued operations,
    net of taxes ..........................           --           (15,212)           --        1,576,765
                                              ------------    ------------    ------------   ------------
Net income (loss) .........................   $    (54,635)   $    137,776    $     28,940   $  1,971,303
                                              ============    ============    ============   ============

Basic and diluted income (loss) per common
    share:
     Continuing operations ................   $       --      $       0.01    $       --     $       0.02
     Discontinued operations ..............           --              --              --             0.09
                                              ------------    ------------    ------------   ------------
     Net income (loss) ....................   $       --      $       0.01    $       --     $       0.11
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

          In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally
Accepted Accounting Principles" ("SFAS No. 162"), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. The Company plans to adopt SFAS No. 162 when it becomes effective.
The adoption of SFAS No. 162 will have no impact on the Company's consolidated financial position or results of operations.

                                       9

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2008
(Unaudited)


          The SEC has published a final rule effective September 2, 2008, Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers. This rule provides a one-year extension of the compliance date for non-accelerated filers (as defined) to meet the Section 404(b) auditor attestation requirement of the Sarbanes-Oxley Act of 2002 (SOX). Non-accelerated filers will now be required to provide the attestation reports in their annual reports for fiscal years ending on or after December 15, 2009. The Company is defined as a non-accelerated filer and as such will be in compliance with this ruling by the required date.

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

          The total purchase price of the acquisition is as follows:

           Cash consideration                           $   3,130,000
           Fair value of Gateway common stock               1,162,500
           Estimated assumed liabilities                      374,333
           Direct transaction costs                           274,596
                                                        -------------
           Total purchase price                         $   4,941,429
                                                        -------------


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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2008
(Unaudited)


          Amortization expense for intangible assets for the three and nine months ended September 30, 2008 was $39,201 and $78,403, respectively, and is recorded in depreciation and amortization expense on the statement of operations.

Pro Forma Results of Operations

          The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2007 is presented as if the Gulfshore acquisition had been made on January 1, 2007. The operations of Gulfshore have been included in our statement of operations since the acquisition effective date of August 1, 2007. The pro forma consolidated net income and earnings per share includes the income from discontinued operations as presented on the consolidated statement of operations.


                                              Three Months       Nine Months
                                            Ended September     Ended September
                                                30, 2007           30, 2007
                                              -----------        -----------


        Revenues ..........................   $ 3,107,432        $ 9,179,010
        Operating costs and expenses ......     2,901,070          8,676,601
                                              -----------        -----------
        Operating income ..................       206,362            502,409
        Other income ......................         4,549            297,590
        Discontinued operations, net of tax       (15,212)         1,576,765
                                              -----------        -----------
        Proforma net income ...............   $   195,699        $ 2,376,764
                                              ===========        ===========
        Basic earnings per share ..........   $      0.01        $      0.14
                                              ===========        ===========
        Diluted earnings per share ........   $      0.01        $      0.13
                                              -----------        -----------


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

          The Company implemented SFAS No. 123R using the modified prospective approach, whereby SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the nine months ended September 30, 2008 and 2007 includes compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

          Compensation cost related to non-qualified stock options recognized for the three months ended September 30, 2008 and 2007 was $28,016 and $15,306, respectively. For the nine months ended September 30, 2008 and 2007, compensation cost was $72,369 and $35,123, respectively. We view all awards of share-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the fair value of the award over the requisit service period.

          During the second quarter of 2008, the Company made a stock grant of 70,584 restricted shares of common stock to the Company's Board of Directors. The value of the stock grant was $0.85 per share and is being recognized as Board compensation expense at the time of issuance.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2008
(Unaudited)


          We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the value of the stock over the strike price received on the date of exercise. During the nine months ended September 30, 2008, there were no options exercised. In addition, we receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. We record these deductions as a tax asset with a corresponding amount recorded as additional paid-in capital when we can receive a tax cash savings from these awards. Due to the Company having significant unused net operating-loss carryforwards, the recording of this tax benefit is deferred until such tax savings is realized.

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

          At September 30, 2008, there was $193,149 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of two years.

          The following table represents stock option activity for the nine months ended September 30, 2008:

                                                                                 Weighted     Intrinsic
                                                                 Weighted        Average       Value of
                                                                 Average       Contractual   Options as of
                                                                 Exercise       Terms (in     September 30,
                                                 Shares            Price          years)         2008
                                                 ----------     ----------     ----------      ----------
Options outstanding, beginning of period..          790,000     $     0.43           4.18
Options granted...........................          243,947           0.85           4.64
Options canceled..........................             --            --             --
Options exercised.........................             --            --             --
                                                 ----------
Options outstanding, end of period........        1,033,947     $     0.53           3.71      $   80,550
                                                 ==========                                    ==========
Options exercisable, end of period........          450,000     $     0.40           3.34      $   56,150
                                                 ==========                                    ==========

          The market value of the Company's common stock on September 30, 2008 was $0.51 per share.

          The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 was $0.54 per share.

                                       12

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2008
(Unaudited)


(5)       Debt

          The Company's outstanding debt at September 30, 2008 consisted of the following:

                  Trade note payable - Insurance....   $ 111,796
                  Revolving credit facility ........     300,000
                                                       ---------
                                                         411,796
                  Less current maturities ..........    (411,796)
                                                       ---------
                                                       $    --
                                                       =========


Trade Notes Payable

          In January 2008, the Company executed a premium finance agreement for its insurance premiums. The total of the note was $408,703 with an interest rate of 7.10%. The note requires monthly principal and interest payments. The amount of the monthly payment varies depending on any changes in coverage and policy renewal period changes.

Revolving Credit Facility

          On August 23, 2007, the Company entered into a Credit Agreement (the "Agreement") with a bank (the "Lender") regarding a revolving credit facility provided by the Lender to the Company. The original borrowing base under the Agreement has been established at $2.5 million, which may be increased at the discretion of the Lender to an amount not to exceed $20 million. The credit facility is secured by a significant portion of the Company's assets and has a term of two years, maturing in August 2009. Interest on outstanding balances will accrue at Lender's prime rate, plus one percent and is payable on a monthly basis. During the third quarter of 2008, the Company paid down $300,000 on the revolving credit facility.

          In connection with the acquisition of the Madisonville minority interest (See Note 8), the Company borrowed $600,000 on the credit facility. As of September 30, 2008, the interest rate was 6.00% and the available borrowings were $2,200,000.


Letters of Credit

          At September 30, 2008, the Company had outstanding letters of credit for gas purchases totaling $1,150,000.

(6)       Commitments and Contingencies

          From time to time the Company is involved in litigation concerning its properties and operations. There is no known or pending litigation expected to have a material effect on the Company's consolidated financial statements.

(7)       Discontinued Operations

          On April 13, 2007, the Company entered into a Member Interest Purchase Agreement with Navitas Assets, LLC, regarding the sale of all of the Company's interest in Fort Cobb Fuel Authority, LLC, subject to due diligence and approval by the Oklahoma Corporation Commission. The sale was completed on May 31, 2007. The total purchase price for the sale consisted of cash of $2,585,000, plus the cash paid for the net working capital of Fort Cobb in the amount of $121,289, and other customary adjustments. In addition, Gateway was released from its guarantee of bank debt owed by Fort Cobb. Accordingly, the consolidated financial statement amounts for the three and nine months ended September 30, 2007 have been adjusted to give effect to this disposition as a discontinued operation.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2008
(Unaudited)


          Following are the results of operations of the Fort Cobb subsidiary for the three and nine months ended September 30, 2007:

                                        Three Months Ended    Nine Months Ended
                                        September 30, 2007    September 30, 2007
                                        ------------------    ------------------
         Operating revenues (1) ......           --              $  1,117,541
         Operating costs and expenses
           (2) .......................           --                   692,097
         General and administrative
           expenses (3) ..............           --                    62,074
         Other expenses, net (4) .....           --                   (28,327)
                                         ------------            ------------
         Income from discontinued
           operations, net of taxes ..           --                   335,043
         Gain (loss) on disposal of
           discontinued operations,
           net of taxes ..............        (15,212)              1,241,722
                                         ------------            ------------
         Income (loss) from
         discontinued operations, net
         of tax ......................        (15,212)              1,576,765
                                         ============            ============

         Basic and diluted income
           (loss) per share from
           discontinued operations ...           --                      0.02

         Basic and diluted income
           (loss) per share from gain
           on disposal of discontinued
           operations ................           --                      0.07
                                         ------------            ------------
         Total .......................   $       --              $       0.09
                                         ============            ============

         Weighted average number of
           common shares outstanding:
          Basic ......................     17,780,599              17,363,749
          Diluted ....................     18,041,261              17,867,360


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



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2008
(Unaudited)


(8)       Acquisition of Minority Interest

          On July 3, 2008, Gateway Processing, a subsidiary of the Company, closed a Member Interest Purchase Agreement with Allen Drilling Acquisition
Company ("ADAC"), effective July 1, 2008, regarding the purchase of ADAC's one-third interest in the Gateway-ADAC Pipeline, LLC. ("Gateway-ADAC") for $539,167 and 100,000 shares of Company common stock. Gateway-ADAC owns the Company's Madisonville pipeline, connecting the Madisonville gas treatment plant to two major pipelines.

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

          The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements. The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses. Such amounts are before general and administrative expense, depreciation and amortization expense, interest income or expense and income taxes. Operating margin is not a GAAP measure but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating income, which is its nearest comparable GAAP financial measure, is included in the tables below.

          Summarized financial information for the three and nine months ended
September 30, 2008 and 2007 of the Company's reportable segments from continuing operations is as follows:

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                        2008            2007            2008            2007
                                                    ------------    ------------    ------------    ------------
                    Onshore Operations
          Revenues ..............................   $  3,632,787    $  2,350,430    $ 10,296,340    $  6,757,196
          Cost of natural gas purchased .........      3,253,814       1,923,568       9,143,975       5,670,607
          Operation and maintenance expense .....         59,052          47,671         188,103         154,467
                                                    ------------    ------------    ------------    ------------
              Operating margin ..................        319,921         379,191         964,262         932,122
          General and administrative expense ....           (149)             46              82             298
          Depreciation and amortization expense .         49,143          48,897         147,246         158,617
                                                    ------------    ------------    ------------    ------------
              Operating income ..................        270,927         330,248         816,934         773,207

          Interest expense ......................          1,428           1,777           4,775           6,303
          Capital expenditures ..................         15,081          17,194          15,081          31,056

          Total assets ..........................      5,261,884       5,284,436       5,261,884       5,284,436

                    Offshore Operations
          Revenues ..............................   $    592,593    $    601,541    $  2,296,598    $  1,333,587
          Operation and maintenance expense .....        191,374         141,548         614,377         269,848
                                                    ------------    ------------    ------------    ------------
              Operating margin ..................        401,219         459,993       1,682,221       1,063,739
          Depreciation and amortization expense .        136,570          85,252         410,384         161,915
          Accretion expense .....................          6,115           6,597          19,804          19,790
                                                    ------------    ------------    ------------    ------------
              Operating income ..................        258,534         368,144       1,252,033         882,034

          Capital expenditures ..................         82,107            --           113,764           3,630

          Total assets ..........................      5,989,206       6,324,730       5,989,206       6,324,730

                                                       15



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2008
(Unaudited)


                   Corporate Operations
          General and administrative expense ....   $    583,997    $    548,629    $  1,896,339    $  1,555,128
          Depreciation and amortization expense .          1,349           1,324           3,725           3,165
                                                    ------------    ------------    ------------    ------------
              Operating loss ....................       (585,346)       (549,953)     (1,900,064)     (1,558,293)

          Interest expense ......................         37,472          20,352         115,007          27,572
          Capital expenditures ..................          6,994           9,794           8,887          22,307

          Total assets ..........................      2,377,129       1,521,751       2,377,129       1,521,751

                           Total
          Revenues ..............................   $  4,225,380    $  2,951,971    $ 12,592,938    $  8,090,783
          Cost of natural gas purchased .........      3,253,814       1,923,568       9,143,975       5,670,607
          Operation and maintenance expense .....        250,426         189,219         802,480         424,315
                                                    ------------    ------------    ------------    ------------
              Operating margin ..................        721,140         839,184       2,646,483       1,995,861
          General and administrative expense ....        583,848         548,675       1,896,421       1,555,426
          Depreciation and amortization expense .        187,062         135,473         561,355         323,697
          Accretion expense .....................          6,115           6,597          19,804          19,790
              Operating income (loss) ...........        (55,885)        148,439         168,903          96,948

          Interest expense ......................         38,900          22,129         119,782          33,875
          Capital expenditures ..................        104,182          26,988         137,732          56,993

          Total assets ..........................     13,628,219      13,130,917      13,628,219      13,130,917

               Reconciliation to net income
          Operating margin ......................   $    721,140    $    839,184    $  2,646,483    $  1,995,861
          Less:
            Depreciation and amortization expense        187,062         135,473         561,355         323,697
            Accretion expense ...................          6,115           6,597          19,804          19,790
            General and administrative expense ..        583,848         548,675       1,896,421       1,555,426
            Interest expense ....................         38,900          22,129         119,782          33,875
            Minority interest ...................           --            24,100          28,824          71,407
          Plus:
            Interest income .....................          6,767          51,044          23,378          91,434
            Current income tax benefit (expense)          36,185            --           (13,235)           --
            Gain on sale of intangible asset ....           --              --              --           286,579
            Other income (loss), net ............         (2,802)           (266)         (1,500)         24,859
            Discontinued operations, net of taxes
                                                            --              --              --           335,043
            Gain (loss) on disposal of
              discontinued operations - net of
              taxes .............................           --           (15,212)           --         1,241,722
                                                    ------------    ------------    ------------    ------------
          Net income (loss) .....................   $    (54,635)   $    137,776    $     28,940    $  1,971,303
                                                    ============    ============    ============    ============

                                                       16

Item  2.  Management's Discussion and Analysis or Plan of Operations.
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

          Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment loss is measured by comparing the fair value (typically based on estimated discounted cash flows) of the asset to its carrying amount. There was no impairment required as of September 30, 2008 and 2007.

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

Results of Operations

General

          The Henry Hub closing index price for natural gas during the nine months ended September 30, 2008 averaged $9.71 per MMBtu, compared to $6.11 for the same period of the prior year. In the accompanying consolidated financial statements, the Company's revenues from sales of natural gas, along with the cost of natural gas purchased, increased proportionately from prior year levels. Because the Company buys and sells gas under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices to minimize commodity price risk, the Company's net operating margin is relatively insensitive to fluctuations in the market price of gas. Accordingly, the Company evaluates each of its activities based on the operating margin it produces. The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. Management reviews and evaluates the operations of its two main segments--Onshore operations and Offshore operations.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Total Operations
                                              Three Months Ended
                                                 September 30,
                                            -----------------------
                                               2008         2007
                                            ----------   ----------
            Revenues ....................   $4,225,380   $2,951,971
            Operating margin ............      721,140      839,184
            Depreciation and amortization      187,062      135,473

          Operating margins for the three months ended September 30, 2008 decreased $118,000 compared to the same period of the prior year. Onshore operating margin decreased $59,000 and offshore operating margin decreased by $59,000. These segments are discussed individually below in greater detail.

Onshore Operations
                                              Three Months Ended
                                                 September 30,
                                            -----------------------
                                               2008         2007
                                            ----------   ----------
            Revenues ....................   $3,632,787   $2,350,430
            Operating margin ............      319,921      379,191
            Depreciation and amortization       49,143       48,897

          Operating margins for onshore operations decreased in the second quarter by $59,000 compared to the same period of the prior year. The decrease was due to a reduction in transportation volumes on the Madisonville pipeline offset by increased sales volumes and margins on the Company's Waxahachie distribution system.

Offshore Operations
                                              Three Months Ended
                                                 September 30,
                                            -----------------------
                                               2008         2007
                                            ----------   ----------
            Revenues ....................   $  592,593   $  601,541
            Operating margin ............      401,219      459,993
            Depreciation and amortization      136,570       85,252

          Operating margins for offshore operations decreased in the second quarter by $59,000 compared to the same period of the prior year. The decrease was mainly due to the effects of Hurricanes Gustav and Ike which shut-in natural gas and liquids production offshore from late August through the end of the quarter. The increase in depreciation and amortization expense is associated with the Gulfshore Midstream offshore pipeline acquisition completed effective August 2007.

Discontinued Operations

          On April 13, 2007, the Company entered into a Member Interest Purchase Agreement with Navitas Assets, LLC, regarding the sale of all of the Company's interest in Fort Cobb Fuel Authority, LLC, subject to due diligence and approval by the Oklahoma Corporation Commission. The sale was completed on May 31, 2007. The total purchase price for the sale consisted of cash of $2,585,000, plus the cash paid for the net working capital of Fort Cobb in the amount of $121,289, and other customary adjustments. In addition, Gateway was released from its guarantee of bank debt owed by Fort Cobb. Accordingly, the consolidated financial statement amounts for the three months ended September 30, 2007 have been adjusted to give effect to this disposition as a discontinued operation.

          Following are the results of operations of the Fort Cobb subsidiary for the three months ended September 30, 2007:


           Operating revenues (1) ...................   $       --
           Operating costs and expenses (2) .........           --
           General and administrative expenses (3) ..           --
           Other expenses, net (4) ..................           --
                                                        ------------
           Loss from discontinued operations, net of
             taxes ..................................           --
           Loss on disposal of discontinued
             operations, net of taxes ...............        (15,212)
                                                        ------------
           Loss from discontinued operations, net of
             tax ....................................   $    (15,212)
                                                        ============

           Basic and diluted loss per share from
             discontinued operations, net of taxes ..   $       --

           Basic and diluted loss per share from gain
             on disposal of discontinued operations,
             net of taxes ...........................           --
                                                        ------------
           Total ....................................   $       --
                                                        ============

           Weighted average number of common shares
             outstanding:
           Basic ....................................     17,780,599
           Diluted ..................................     18,041,261


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

Operations Support and Other Income (Expense)

          General and administrative expenses for the third quarter increased by $35,000 compared to the same period in 2007. This increase relates to higher legal expenses and overall salary and benefits due to the Company's addition of staff in late 2007 to help identify and support strategic growth opportunities, offset by lower consulting fees and insurance expense.

          Interest income fluctuates directly with the average amount of cash on deposit.

          Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement. Interest expense for the quarter ended September 30, 2008 increased $17,000 compared to the same period in 2007 primarily because of the outstanding balance on the Company's revolving credit facility which was used to acquire the Gulfshore assets in August 2007 and the amortization of fees associated with the credit facility.

          Income tax benefit for the third quarter 2008 related to the estimated state and federal tax provisions. There was no amount of income tax expense recorded in the 2007 quarter due to the reversal of the Company's valuation allowance in its deferred tax assets.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Total Operations
                                               Nine Months Ended
                                                 September 30,
                                           -------------------------
                                              2008           2007
                                           -----------   -----------
           Revenues ....................   $12,592,938   $ 8,090,783
           Operating margin ............     2,646,483     1,995,861
           Depreciation and amortization       561,355       323,697

          Operating margins for the nine months ended September 30, 2008 increased $651,000 compared to the same period of the prior year. Onshore operating margin increased $32,000 and offshore operating margin increased by $618,000. These segments are discussed individually below in greater detail.


Onshore Operations
                                               Nine Months Ended
                                                 September 30,
                                           -------------------------
                                              2008          2007
                                           -----------   -----------
           Revenues ....................   $10,296,340   $ 6,757,196
           Operating margin ............       964,262       932,122
           Depreciation and amortization       147,246       158,617

          Operating margins for onshore operations increased in the third quarter by $32,000 compared to the same period of the prior year. The increase was mainly due to an increase in sales volumes as well as renegotiated purchase and sales contracts on the Company's Waxahachie distribution system, offset by a reduction in transportation volumes on the Madisonville pipeline. The decline in transportation volumes on the Madisonville pipeline is due to shut-ins during work on the wells.

Offshore Operations
                                               Nine Months Ended
                                                 September 30,
                                            -----------------------
                                               2008         2007
                                            ----------   ----------
            Revenues ....................   $2,296,598   $1,333,587
            Operating margin ............    1,682,221    1,063,739
            Depreciation and amortization      410,384      161,915

          Operating margins for offshore operations increased by $618,000 for the nine months ended September 30, 2008 compared to the same period of the prior year. The increase was due to a contribution of $316,000 by the Gulfshore assets, which were acquired effective August 1, 2007. The Company's Bolivar pipeline system also added to the margin increase due to an increase in transporation volumes from new wells brought onto the system since last year. The increase in depreciation and amortization expense is associated with the Gulfshore Midstream offshore pipeline acquisition completed in the third quarter of 2007.

Discontinued Operations

          On April 13, 2007, the Company entered into a Member Interest Purchase Agreement with Navitas Assets, LLC, regarding the sale of all of the Company's interest in Fort Cobb Fuel Authority, LLC, subject to due diligence and approval by the Oklahoma Corporation Commission. The sale was completed on May 31, 2007. The total purchase price for the sale consisted of cash of $2,585,000, plus the cash paid for the net working capital of Fort Cobb in the amount of $121,289, and other customary adjustments. In addition, Gateway was released from its guarantee of bank debt owed by Fort Cobb. Accordingly, the consolidated financial statement amounts for the nine months ended September 30, 2007 have been adjusted to give effect to this disposition as a discontinued operation.




          Following are the results of operations of the Fort Cobb subsidiary for the nine months ended September 30, 2007:

            Operating revenues (1) .................   $  1,117,541
            Operating costs and expenses (2) .......        692,097
            General and administrative expenses (3)          62,074
            Other expenses, net (4) ................        (28,327)
                                                       ------------
            Income from discontinued operations, net
              of taxes .............................        335,043
            Gain on disposal of discontinued
              operations, net of taxes .............      1,241,722
                                                       ------------
            Income from discontinued operations, net
              of tax ...............................   $  1,576,765
                                                       ============

            Basic and diluted income per share from
              discontinued operations, net of taxes    $       0.02

            Basic and diluted income per share from
              gain on disposal of discontinued
              operations, net of taxes .............           0.07
                                                       ------------
            Total ..................................   $       0.09
                                                       ============

            Weighted average number of common shares
              outstanding:
            Basic ..................................     17,363,749
            Diluted ................................     17,867,360


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

Operations Support and Other Income (Expense)

          General and administrative expenses for the nine months ended September 30, 2008 increased by $341,000 compared to the same period in 2007. This increase relates to higher overall salary and benefits due to the Company's addition of staff in late 2007 to help identify and support strategic growth opportunities and increased board expenses due to $60,000 in stock based compensation related to immediately vested restricted stock grants during the second quarter.

          Interest income fluctuates directly with the average amount of cash on deposit.

          Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement. Interest expense for the nine months ended September 30, 2008 increased $86,000 compared to the same period in 2007 primarily because of the outstanding balance on the Company's revolving credit facility which was used to acquire the Gulfshore assets during August 2007 and the amortization of fees associated with the credit facility.

          Income tax expense for nine months ended September 30, 2008 related to revisions to the estimated alternative minimum tax for the calendar year 2007 as well as the change in estimates to the state and federal tax provisions offset by an adjustment to the Company's deferred tax benefit. There was no amount of income tax expense recorded in the nine months ended September 30, 2007 due to the reversal of the Company's valuation allowance in its deferred tax assets.

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

          The Company had available cash of $1,642,969 at September 30, 2008.

          Net cash provided by continuing operating activities totaled approximately $1,312,000 for the nine months ended September 30, 2008, compared to $942,000 during the same period of the previous year.

          Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally-generated funds and available cash and bank borrowings as needed. The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

          On August 23, 2007, the Company entered into a Credit Agreement (the "Agreement") with a bank (the "Lender"), regarding a revolving credit facility provided by the Lender to the Company. The original borrowing base under the Agreement has been established at $2.5 million, which may be increased at the discretion of the Lender to an amount not to exceed $20 million. The credit facility is secured by substantially all of the Company's assets and has a term of two years. Interest on outstanding balances will accrue at Lender's prime rate, plus one percent. In connection with the acquisition of the minority interest in the Madisonville pipeline, the Company borrowed $600,000 on the credit facility. As of September 30, 2008, the interest rate was 6.00% and the available borrowings were $2,200,000.

          At September 30, 2008, the Company had outstanding letters of credit for gas purchases totaling $1,150,000.

          Natural gas prices as represented by the NYMEX Henry Hub index averaged $9.71 and $6.11 for the nine months ended September 30, 2008 and 2007, respectively. The Company's operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements. However, natural gas prices can affect exploration and development which can result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

          The Company has no off-balance sheet arrangements at September 30, 2008 except for its office lease; however, see Note 6 to the consolidated financial statements regarding Commitments and Contingencies.


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

          There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.



                           Part II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

                  None

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds
                  -----------------------------------------------------------

          On July 3, 2008, as a portion of the consideration paid by the Company in connection with the acquisition of the minority interest in the Gateway-ADAC Pipeline, LLC, the Company issued 100,000 shares of common stock, par value of $0.25 per share, of the Company ("Common Stock"). These shares of Common Stock were issued by the Company pursuant to the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder.

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

          November 14, 2008
----------------------------------
(Date)