Form 10-K
period 2008-12-31
GATEWAY ENERGY CORP/NE
filed 2009-03-30
CIK 40194

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                           OF THE EXCHANGE ACT OF 1934
                           Commission File No. 0-6404


                           Gateway Energy Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             44-0651207
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)
-------------------------------                           ---------------------

             1415 Louisiana Street, Suite 4100, Houston, Texas 77002
               ---------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (713) 600-1044
                            -------------------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
Title of each class                   Name of each exchange on which registered
      None                                              None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $0.25 Par Value
                                 --------------
                                (Title of Class)

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act.    Yes      No  X
                                                 -----   -----

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes  X   No
                                                         -----   -----

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X    No
                                                               -----    -----

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).   Yes  X   No
                                                                 -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SK contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.    X
                              -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                      Accelerated filer [ ]

Non-accelerated filer [ ]                        Smaller reporting company [X]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter, was $14,712,582.

The number of shares outstanding of the issuer's common equity as of March 16, 2009, was 19,207,249.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into the indicated parts of this Annual Report to the extent specified in such parts:

     Part III of this Annual Report incorporates by reference information in the Proxy Statement for the Annual Meeting of Stockholders of Gateway Energy Corporation to be held on May 20, 2009.

================================================================================

                                      INDEX


                                                                            PAGE

PART I. ...................................................................    3
         Item 1.       Business............................................    3
         Item 1A.      Risk Factors........................................    5
         Item 1B.      Unresolved Staff Comments...........................    6
         Item 2.       Properties..........................................    6
         Item 3.       Legal Proceedings...................................    7
         Item 4.       Submission of Matters to a Vote of Security
                       Holders.............................................    7
PART II. ..................................................................    7
         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity
                       Securities..........................................    7
         Item 6.       Selected Financial Data.............................    8
         Item 7.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.................    8
         Item 7A.      Quantitative and Qualitative Disclosures About
                       Market Risk.........................................   20
         Item 8.       Financial Statements and Supplementary Data.........   20
         Item 9.       Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure.................   20
         Item 9A.        Controls and Procedures...........................   20
         Item 9B.        Other Information.................................   21
PART III. .................................................................   21
         Item 10.      Directors, Executive Officers and Corporate
                       Governance..........................................   21
         Item 11.      Executive Compensation..............................   21
         Item 12.      Security Ownership of Certain Beneficial Owners
                       and Management and Related Stockholder Matters......   21
         Item 13.      Certain Relationships and Related Transactions,
                       and Director Independence...........................   21
         Item 14.      Principal Accountant Fees and Services..............   22
PART IV. ..................................................................   22
         Item 15.      Exhibits and Financial Statement Schedules..........   22
SIGNATURES. ..............................................................    24

FORWARD-LOOKING STATEMENTS

     Statements made in this Annual Report on Form 10-K and other reports and proxy statements filed with the Securities and Exchange Commission, communications to shareholders, press releases and oral statements made by representatives of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance, and our future operations. In some cases, you can identify these forward-looking statements by the use of words such as "may," "will," "should," "anticipates," "believes," "expects," "plans," "future," "intends," "could," "estimate," "predict," "potential," "continue," or the negative of these terms or other similar expressions. These statements are only our predictions. Actual results could differ materially from those projected in such forward-looking statements as a result of the risk factors set forth below in the section entitled "Factors Affecting Future Results" and elsewhere in this document. Therefore, we cannot guarantee future results, levels of activities, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

                                     PART I

ITEM 1.  BUSINESS

General

     Gateway Energy Corporation (the "Company," or "Gateway"), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company and Gateway Processing Company and CEU TX NPI, L.L.C. Gateway-Madisonville Pipeline, L.L.C, previously known as Gateway-ADAC Pipeline, L.L.C., is 67% owned by Gateway Pipeline Company and 33% owned by Gateway Processing Company. The Company acquired the minority interest (33%) from the prior owner (see Note 3) on July 3, 2008 and the Company now owns 100% of this venture. Access to the Company's annual reports on Form 10-K and10-KSB, quarterly reports on Form 10-QSB and Form 10-Q, the Company's Code of Ethics, and current reports on Form 8-K are available at the Company's website, www.gatewayenergy.com. The public may also read and copy this report and any reports, statements or other information the Company files with the SEC at the SEC's public reference room located at 100 F Street NE, Washington, D.C. Please call the SEC at 1-800-SEC-0300 for further information on the public reference room. These SEC filings are also available to the public at the web site maintained by the SEC at http://www.sec.gov.


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

          o Optimization of Existing Assets - The Company has valuable core assets in the midstream sector that it is actively seeking to optimize. The Company's Madisonville business has the potential to expand due to the Company's position as the exclusive gas transporter for the largest producer and the only gas treating company in the area, as well as through its 9.1% net profits interest in certain production in the Madisonville Field. In addition, the Company's current throughput volume of its offshore pipeline assets is significantly less than its maximum daily throughput capacity, allowing the Company to solicit a significant amount of new gathering and transportation business without substantial capital outlay.

          o Acquisition Opportunities - The Company has positioned itself to aggresively seek out acquisition opportunities in the midstream sector. Significant improvements in the Company's operating results, financial position, and available credit facility enable the Company to actively investigate and pursue these potential acquisitions.

Major Customers and Suppliers

     The Company purchases natural gas from several producers and suppliers, and during the years ended December 31, 2008 and 2007, one company supplied 100% of the total natural gas purchased. Gross sales to customers representing 10% or more of total revenue for the years ended December 31, 2008 and 2007 are as follows:

                                        Year Ended December 31,
                                       ------------------------
                                         2008            2007
                                       --------        --------
     Dart Container Corporation........  53%              56%
     Owens Corning.....................  27%              21%
     Saint Gobain Containers...........  16%              17%


     Although these sales constitute a significant portion of total revenues, they represent a much less significant portion of the Company's operating margin because of back-to-back purchase contracts to supply these major customers. The

Company believes that the loss of a major customer would not have a material adverse effect on its financial statements due to the small impact any one customer has on the Company's operating margin. However, the loss of revenues from more than one major producer concurrently could potentially have a material impact on earnings.

Competition

     The natural gas industry is highly competitive. The Company competes against other companies in the gathering, transporting, processing and marketing business for gas supplies and for customers. Competition for gas supplies is primarily based on the availability of transportation facilities, cost-effectiveness of processing facilities, service and satisfactory price. In marketing, there are numerous competitors, including affiliates of intrastate and interstate pipelines, major producers, brokers and marketers. Most of our competitors have capital resources greater than the Company and control greater supplies of gas. Competition for marketing customers is primarily based on reliability and the price of delivered gas.

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

Environmental and Safety Concerns

     The Company's operations are subject to environmental risks normally incidental to the construction and operation of pipelines, plants and other facilities for gathering, processing, transporting and distributing natural gas and liquid hydrocarbons. In most instances, the regulatory requirements relate to the discharge of substances into the environment and include controls such as water and air pollution control measures. Environmental laws and regulations may require the acquisition of a permit before certain activities may be conducted. Further, these laws and regulations may limit or prohibit activities on certain lands lying within wilderness areas, wetlands, areas providing habitat for certain species, or other protected areas. The properties are also subject to other federal, state and local laws covering the handling, storage or discharge of materials used by the Company, or otherwise relating to protection of the environment, safety and health.

     Management believes the Company has obtained, and is in current compliance with all necessary and material permits, and that its operations are in substantial compliance with applicable material governmental regulations.

Employees

     As of December 31, 2008, the Company had seven full-time employees.

ITEM 1A.  RISK FACTORS

This item is not applicable for smaller reporting companies such as Gateway.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company does not have any unresolved staff comments to disclose in this Item.

ITEM 2.  PROPERTIES

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

     At December 31, 2008, the Company's onshore systems were comprised of approximately 24 miles of six-inch to ten-inch pipelines and related meters, regulators, valves and equipment. The systems are properly maintained and are capable of transporting natural gas under prescribed pressures.

Offshore Properties

     Gateway Offshore Pipeline Company owns pipelines, a related 140' x 70' operating platform, and an onshore terminal facility (the "Crystal Beach" facility) that services producers in Texas and Louisiana offshore waters and Galveston Bay. These systems and related facilities are in waters up to 650 feet in depth and provide the Company the capability to gather and transport gas and liquid hydrocarbons to various markets. The Crystal Beach facility is connected to the Company's Shipwreck system, which provides separation of gas and liquid hydrocarbon services, dehydrates the gas for a fee, delivers pipeline quality gas to market and provides storage and truck loading services for the liquid hydrocarbons. The Company's offshore systems consist of approximately 257 miles of four-inch to 20-inch diameter pipelines and related equipment which transport the natural gas and liquid hydrocarbons primarily under fee-based contracts.

     The Crystal Beach facility was damaged by hurricane Ike. The Company is currently in the process of reviewing the damage at the facility as well as other offshore assets the Company owns. Refer to Note 2 for further discussion of the casualty loss.

Net Profits Interest

     On December 22, 2008, the Company acquired a 9.1% net profits interest in certain identified leases and wells owned and operated by Redwood Energy Production, L.P. ("Redwood") in the Madisonville Field insofar as they cover the Rodessa/Sligo interval, together with all interests acquired by Redwood in any additional oil and gas leases or rights to acquire oil and gas leases within a specified area of mutual interest ("AMI") and any interests acquired by Redwood in sands, zones, formations, horizons or in and to the depths acquired by Redwood in leases above or below the Rodesso/Sligo interval. Redwood is a subsidiary of GeoPetro Resources Company. There are currently four wells drilled in the AMI by Redwood in the Rodessa zone at approximately 12,000 feet.

System Capacity

     The capacity of a pipeline is primarily a function of its diameter and length and its inlet and outlet pressures. Based upon normal operating pressures, the Company's systems have a daily throughput capacity of over 800,000 Mcfe per day, which significantly exceeds the current daily throughput of approximately 88,000 Mcfe per day.

     The Crystal Beach facility referred to above has a storage capacity of approximately 35,000 Bbls and, with minor modifications, has a throughput capacity of 5,000 Bbls of liquid hydrocarbons per day. Additional tankage and related facilities could be added on 119 acres of land adjacent to the Crystal Beach facility owned by the Company.

Sale of Fort Cobb Fuel Authority, LLC

     On April 13, 2007, the Company entered into a Member Interest Purchase Agreement regarding the sale of all of the Company's interest in Fort Cobb Fuel Authority, LLC, subject to due diligence and approval by the Oklahoma Corporation Commission. The sale was completed on May 31, 2007. The total purchase price for the sale consisted of $2,585,000 in cash, plus the cash paid for the net working capital of Fort Cobb in the amount of $121,289, and other customary adjustments. In addition, Gateway was released from its guarantee of bank debt owed by Fort Cobb.

Corporate Property

     In addition to the operating properties described above, the Company leases office space and owns certain office equipment in its corporate office located at 1415 Louisiana Street, Suite 4100, Houston, Texas 77002.

ITEM    3.  LEGAL PROCEEDINGS

     From time to time the Company is involved in litigation concerning its properties and operations. There is no known or pending litigation expected to have a material effect on the Company's financial statements.

ITEM    4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


Market Information

     The Company's common stock is traded on the over-the-counter market in the bulletin board section under the symbol GNRG. The closing prices shown reflect the highest and lowest inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          Quarter Ended                                 High         Low
          -------------                                 ----         ---

          March 31, 2008.............................  $0.90        $0.60
          June 30, 2008..............................   0.90         0.68
          September 30, 2008.........................   0.85         0.46
          December 31, 2008..........................   0.52         0.30


          Quarter Ended                                 High         Low
          -------------                                 ----         ---

          March 31, 2007.............................  $0.49        $0.38
          June 30, 2007..............................   0.99         0.45
          September 30, 2007.........................   1.10         0.70
          December 31, 2007..........................   1.01         0.67


Holders

     As of December 31, 2008, there were 1,586 shareholders of the Company's common stock.

Dividends

     There have been no dividends declared on the Company's common stock during the years ended December 31, 2008 and 2007. The Company does not intend to pay dividends on its common stock in the near future.



     On August 23, 2007, the Company entered into a Credit Agreement with a bank. This Agreement restricts the Company's ability to pay dividends.



Securities Authorized for Issuance Under Equity Compensation Plans

     =========================== ========================= ========================= =========================
                                                                                       Number of securities
                                                                                     remaining available for
                                                                                      future issuance under
                                 Number of securities to       Weighted-average        equity compensation
                                 be issued upon exercise      exercise price of          plans (excluding
                                 of outstanding options,     outstanding options,    securities reflected in
                                   warrants and rights       warrants and rights           column (a))
           Plan Category                   (a)                       (b)                       (c)
     --------------------------- ------------------------- ------------------------- -------------------------
     Equity compensation
         plans approved by
         security holders               1,018,947                 $  0.53                   1,661,053
     =========================== ========================= ========================= =========================

ITEM 6.  SELECTED FINANCIAL DATA

This item is not applicable for smaller reporting companies such as Gateway.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

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

                                       8

Property and Equipment

     Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the year ended December 31, 2008, property and equipment included $81,389 of equipment financed under a capital lease, net of $18,611 of accumulated amortization. Depreciation and amortization is calculated using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plant or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

     For the years ended December 31, 2008 and 2007, depreciation, depletion and amortization expense was $745,411 and $523,586, respectively. Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There have been no impairments of long-lived assets recorded during the years ended December 31, 2008 and 2007.

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

Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's significant estimates include depreciation of long-lived assets, depletion of gas reserves, amortization of deferred loan costs, valuation of the asset retirement obligation liability and valuation of stock based compensation. Actual results could differ from those estimates.

Accounting Pronouncements and Recent Regulatory Developments

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined, and companies may be required to provide additional disclosures based on that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008, the FASB approved the Financial Staff Position ("FSP") SFAS No. 157-2,

"Effective Date of FASB Statement No. 157" ("FAS No. 157-2"), which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On October 1, 2008, the FASB issued FSP 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active". Its purpose is to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted SFAS No. 157 as it applies to financial assets and liabilities as of January 1, 2008 and the adoption did not have a material impact on its consolidated financial statements.

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

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from SFAS No. 141R include the expansion of the definitions of a "business" and a "business combination." For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transactions and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS No. 141R also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We believe that the adoption of SFAS No. 141R could have a material impact our financial statements.

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

Results of Operations

General

     The Henry Hub closing monthly index price for natural gas during the year ended December 31, 2008 averaged $9.02 per MMBtu, compared to $6.77 for the same period of the prior year. In the accompanying financial statements, the Company's revenues from sales of natural gas, along with the cost of natural gas purchased, increased proportionately from prior year levels. Because the Company buys and sells gas under purchase and sales contracts that are priced at the beginning of the month, based upon established gas indices to minimize commodity price risk, the Company's net operating margin is relatively insensitive to fluctuations in the market price of gas. Accordingly, the Company evaluates each of its activities based on the operating margin it produces. The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. A reconciliation of operating margin to operating income is presented in Note 11 to the Consolidated Financial Statements. Management reviews and evaluates the operations of three main segments--Onshore operations, Offshore operations and Net Profits Interest.

     During 2007, the Company sold its Fort Cobb Fuel Authority, LLC subsidiary.
The Company presented the operating results of those assets in its statement of operations for the years ended December 31, 2007 and 2006 as discontinued operations.

Total Operations

                                                                Year Ended December 31,
                                                       -------------------------------------------
                                                          2008            2007            2006
                                                       -----------     -----------     -----------
    Revenues................................           $14,987,541     $11,454,511     $ 8,161,571
    Operating margin........................             2,937,301       2,785,376       2,139,431
    Depreciation, depletion, and
    amortization............................               745,411         523,586         409,384

     Operating margin for the year ended December 31, 2008 increased $152,000 from the prior year. Offshore operating margin increased $221,000, Onshore operating margin decreased $74,000 and the Net Profits Interest increased by $5,000.

     Operating margin for the year ended December 31, 2007 increased $646,000 from the prior year. Offshore operating margin increased $545,000 and Onshore operating margin increased $101,000.

                                       11



Onshore Operations
                                                                Year Ended December 31,
                                                       -------------------------------------------
                                                          2008            2007            2006
                                                       -----------     -----------     -----------
    Revenues................................           $12,373,321     $ 9,352,113     $ 6,844,264
    Operating margin........................             1,148,036       1,221,874       1,120,878
    Depreciation and amortization...........               194,455         207,966         249,821

     Onshore operating margin for the year ended December 31, 2008 decreased
$74,000 from the prior year, mainly due to decreased throughput volumes on the Company's Madisonville pipeline system offset by higher margins on the Waxahachie distribution system.

     The Company expects operating margins to increase on its Onshore segment as throughput volumes on the Madisonville pipeline system will be increasing during 2009. The increase will be due to a new well being produced as well as work done on the existing wells.

     Onshore operating margin for the year ended December 31, 2007 increased
$101,000 from the prior year, mainly due to increased sales volumes on the Company's Waxahachie distribution system.

Offshore Operations
                                                                Year Ended December 31,
                                                       -------------------------------------------
                                                          2008            2007            2006
                                                       -----------     -----------     -----------
    Revenues................................           $ 2,609,220     $ 2,102,398     $ 1,317,307
    Operating margin........................             1,784,265       1,563,502       1,018,553
    Depreciation and amortization...........               545,050         311,168         151,713

     Operating margin for the year ended December 31, 2008 increased $221,000 compared to 2007 due to a full years revenues from the acquisition of all Gulfshore Midstream's Offshore pipeline assets, which occurred in August 2007, as well as increased throughput volumes on the Company's Bolivar pipeline system. These increases were offset by reduced volumes due to hurricanes Gustav and Ike during September 2008. The Company estimated that it lost about $800,000 in operating margin due to the hurricanes (based on August 2008 revenues). As of December 31, 2008, revenues were down 40% due to the storms. The Company anticipates storm impacted volumes to continue to come back to the system during the first quarter of 2009. The Company also attracted temporary production through at least the first quarter 2009 as it connected volumes that had previously been on competing pipelines. These competing pipelines were shut-in due to the storms.

     Operating margin for the year ended December 31, 2007 increased $545,000 compared to 2006 due to the August 2007 acquisition of all Gulfshore Midstream's
Offshore pipeline assets, as well as increased throughput volumes on the Company's Bolivar pipeline system. These increases were offset by reduced volumes on the Pirates Beach pipeline system.

Net Profits Interest Operations
                                                                     Year Ended December 31,
                                                       -------------------------------------------
                                                          2008            2007            2006
                                                       -----------     -----------     -----------
    Revenues................................           $    5,000     $     --         $     --
    Operating margin........................                5,000           --               --
    Depletion...............................                  783           --               --

     The Net Profits Interest operating margin for the year ended December 31, 2008 was $5,000. The Company purchased this Net Profits Interest in the
Madisonville Field on December 22, 2008. As the production in the Madisonville
Field continues to increase, the Company will recognize an increased margin from this interest.

                                       12

Discontinued Operations

     On April 13, 2007, the Company entered into a Member Interest Purchase Agreement regarding the sale of all of the Company's interest in Fort Cobb Fuel Authority, LLC, subject to due diligence and approval by the Oklahoma Corporation Commission. The sale was completed on May 31, 2007. The total purchase price for the sale consisted of $2,585,000 in cash, plus the cash paid for the net working capital of Fort Cobb in the amount of $121,289, and other customary adjustments. In addition, Gateway was released from its guarantee of bank debt owed by Fort Cobb. Accordingly, prior period financial statement amounts have been adjusted to give effect to this disposition as a discontinued operation.

     Following are the results of operations of the Fort Cobb subsidiary for the year ended December 31, 2007.

              Operating revenues (1)...............   $ 1,117,541
              Operating costs and expenses
              (2)..................................       692,097
              General and administrative
              expenses (3).........................       148,074
              Other expenses, net (4)..............        28,327
                                                      -----------
              Income from discontinued
              operations, net of taxes.............   $   249,043
                                                      ===========
              Gain on disposal of
              discontinued operations,
              net of taxes.........................   $ 1,241,722
                                                      ===========

              Basic and diluted income per
              share from discontinued operations...   $      0.01
                                                      -----------

              Basic and diluted income per
              share from gain on disposal
              of discontinued operations...........          0.07
                                                      -----------
              Total................................   $      0.08
                                                      ===========

              Weighted average number of
              common shares outstanding:
              Basic...............................     17,781,059
              Diluted.............................     17,956,541


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



Operations Support and Other Income (Expense)

                                                                Year Ended December 31,
                                                       -------------------------------------------
                                                           2008           2007            2006
                                                       -----------     -----------     -----------
    General and administrative..............           $ 2,424,045     $ 2,044,342     $ 1,290,205
    Interest income.........................                29,119         114,265          31,333
    Interest expense........................              (157,091)        (95,599)        (10,609)
    Gain on sale of intangible asset........                  --           286,579            --
    Other income, net.......................             1,731,155          55,119          51,837
    Income tax benefit (expense)............              (498,742)      1,668,743            --
    Discontinued operations, net of tax.....                  --           249,043         (93,638)
    Gain on disposal of discontinued
        operations, net of taxes............                  --         1,241,722            --

     General and administrative expenses for the year ended December 31, 2008 increased $380,000 compared to 2007, or 19%, primarily due to an increase in wages and salaries due to the hiring of new personnel, board of directors expenses, and non-cash stock compensation expenses, offset by decreased insurance and consulting expenses.

     General and administrative expenses for the year ended December 31, 2007 increased $754,000 compared to 2006, or 58%, primarily due to an increase in legal fees, investor relations expenses, consulting expenses due to Sarbanes-Oxley compliance, and wages and salaries due to the hiring of new personnel.

     Interest income for all years presented fluctuates directly with the average cash balances.

     Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement.

     Interest expense for the year ended December 31, 2008 increased $61,000 compared to 2007 primarily because of the outstanding balance on the Company's revolving credit facility which was used to acquire the minority interest in the Madisonville pipeline as well as the net profits interest in the Madisonville
Field and the amortization of fees associated with the credit facility.

     The Company recognized a $1,668,743 reversal of the allowance for deferred tax assets resulting in an income tax benefit for the year ended December 31, 2007.

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

     The Company had available cash of $1,789,029 at December 31, 2008.

     Net cash provided by continuing operating activities totaled $1,145,447 for the year ended December 31, 2008, compared to $1,749,151 during the same period of the previous year.



     Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally-generated funds and available cash and bank borrowings as needed. The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

     During 2008, the Company executed premium finance agreements for its insurance premiums. The total of the notes were $408,703 with an interest rate of 7.1%. The notes require monthly principal and interest payments. The amount of the monthly payment varies depending on any changes in coverage and policy renewal periods. These notes were repaid during December 2008.

     On May 31, 2007, in conjunction with the sale of the Fort Cobb subsidiary, the buyer paid in full the remaining balances of all debt associated with Fort Cobb. The amount of the debt outstanding at that time was $174,333. All liens attributable to these notes have been released.

     On August 23, 2007, the Company entered into a Credit Agreement (the "Agreement") with a bank (the "Lender"), regarding a revolving credit facility provided by Lender to the Company. The original borrowing base under the Agreement has been established at $2.5 million, which may be increased at the discretion of the Lender to an amount not to exceed $20 million. The credit facility is secured by a portion of the Company's assets and has a term of two years maturing in August 2009. Interest on outstanding balances will accrue at Lender's prime rate, plus one percent, with a minimum rate of 5.00%. In connection with the acquisition of the minority interest in the Madisonville pipeline as well as the net profits interest in the Madisonville Field assets, the Company borrowed $1,362,000 on the credit facility. As of December 31, 2008, the balance was $1,062,000, the interest rate was 5% and the available borrowings were $1,438,000. Due to the maturing of the Agreement in August 2009, the Company is currently in negotiations with the Lender to renew the Agreement; however, there is no guarantee that the Lender will renew the Agreement.

     At December 31, 2008, the Company had outstanding letters of credit for gas purchases totaling $1,150,000.

     Natural gas prices as represented by the Henry Hub closing monthly index price for natural gas during the year ended December 31, 2008 averaged $9.02 per MMBtu, compared to $6.77 for the same period of the prior year. The Company's operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements. However, natural gas prices can affect exploration and development which can result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements at December 31, 2008; however, see Note 9 to the consolidated financial statements regarding Commitments and Contingencies.

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

     We have a history of operating losses.

     During 2008, we operated our business at an operating loss. There are many factors influencing our operations that are beyond our control that may cause future losses. We cannot control the extent or timing of producer investment near our Offshore pipeline systems. The ultimate success of our Madisonville pipeline facilities and net profits interest depends upon the continued success of the producer in the area, and the continued successful operation of the Madisonville plant.

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

     The Company must provide services to its customers, primarily producers, at a competitive price. Therefore, in order to be successful the Company must maintain its costs in line with industry competitors. The Company's access to reasonably priced long-term capital will have a significant effect on its ability to acquire additional properties to increase operating margin, enabling fixed overhead costs to be spread over a larger asset base. However, there can be no assurance that the Company will be successful in this endeavor.

     To the extent that we make acquisitions in the future and our acquisitions do not perform as expected, our future financial performance may be negatively impacted.

     Our business strategy includes making acquisitions. As a result, from time to time, we evaluate and pursue assets and businesses that we believe complement our existing operations or expand our operations into new regions where our growth strategy can be applied. We cannot assure you that we will be able to complete acquisitions in the future or achieve the desired results from any acquisitions we do complete. In addition, failure to successfully assimilate our acquisitions could adversely affect our financial condition and results of operations.

     Our acquisitions potentially involve numerous risks, including:

     o operating a significantly larger combined organization and adding operations;

     o difficulties in the assimilation of the assets and operations of the acquired businesses, especially if the assets acquired are in a new business segment or geographic area;

     o the risk that natural gas reserves expected to support the acquired assets may not be of the anticipated magnitude or may not be developed as anticipated;

     o    the loss of significant producers or markets;

     o    the diversion of management's attention from other business concerns;

     o    the failure to realize expected profitability or growth;

     o    the failure to realize any expected synergies and cost savings;

     o coordinating geographically disparate organizations, systems and facilities;

     o a decrease in liquidity as a result of using significant amounts of available cash or borrowing capacity to finance an acquisition.

     Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Our capitalization and results of operation may change significantly following an acquisition, and you may not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating future acquisitions.

     Due to current economic conditions, our ability to obtain funding under our revolving credit facility could be impaired.

     We operate in a capital-intensive industry and rely on our revolving credit facility to finance a significant portion of our capital expenditures. Our ability to borrow under our revolving credit facility may be impaired because of deterioration in the financial markets, including issues surrounding the solvency of many institutional lenders and recent failures of several banks.

     Specifically, we may be unable to obtain adequate funding under our revolving credit facility because:

     o our lender may be unable or otherwise fail to meet its funding obligations;

     o    our lender may elect to not renew the credit facility upon maturity;

     o each time we draw on our revolving credit facility, if any of the representations or warranties or certain covenants included in the agreement are false in any material respect, the lenders may refuse to provide funding; and

     If we are unable to access funds under our revolving credit facility, we will need to meet our capital requirements, including some of our short-term capital requirements, using other sources. Due to current economic conditions, alternative sources of liquidity may not be available on acceptable terms, if at all. If the cash generated from our operations or the funds we are able to obtain under our revolving credit facility or other sources of liquidity are not sufficient to meet our capital requirements, then we may need to delay or abandon capital projects or other business opportunities, which could have a material adverse effect on our results of operations and financial condition.

     We are exposed to the credit risk of our customers and other counterparties, and a general increase in the nonpayment and nonperformance by counterparties could have an adverse impact on our cash flows, results of operations and financial condition.

     Risks of nonpayment and nonperformance by our counterparties are a major concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers and other counterparties. Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. In connection with the recent economic downturn, commodity prices have declined sharply, and the credit markets and availability of credit have been constrained. Additionally, many of our customers' equity values have declined substantially, increasing their cost of equity capital. The combination of lower cash flow due to commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of available debt or equity financing may result in a significant reduction in our customers' liquidity and ability to pay or otherwise perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. Any increase in the nonpayment and nonperformance by our counterparties, either as a result of recent changes in financial and economic conditions or otherwise, could have an adverse impact on our operating results and could adversely affect our liquidity.

     Because of the natural decline in production from existing wells in our operating regions, our future success depends on our ability to continually obtain new sources of natural gas supply, which depends in part on certain factors beyond our control. Any decrease in supplies of natural gas could adversely affect our revenues and operating income.

     Our gathering and transmission pipeline systems are connected to natural gas fields and wells, from which the production will naturally decline over time, which means that our cash flows associated with these wells will also decline over time. To maintain or increase throughput levels on our pipeline systems and our processing plants, we must continually obtain new natural gas supplies. We may not be able to obtain additional contracts for natural gas supplies. The primary factors affecting our ability to connect new supplies of natural gas and attract new customers to our gathering and transmission lines include: (i) the level of successful drilling activity near our systems and (ii) our ability to compete for the attachment of such additional volumes to our systems.

     Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new natural gas reserves. Drilling activity generally decreases as natural gas prices decrease. We have no control over the level of drilling activity in the areas of our operations, the amount of reserves underlying the wells or the rate at which production from a well will decline. In addition, we have no control over producers or their production decisions, which are affected by, among other things, prevailing and projected energy prices, rig availability, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations and the availability and cost of capital.

     The current pricing environment, particularly in combination with the constrained capital and credit markets and overall economic downturn, has resulted in a decline in drilling activity by some producers in each of our segments. Lower drilling levels over a sustained period would have a negative effect on the volumes of natural gas we gather and process.

     We generally do not obtain reservoir engineering reports evaluating reserves dedicated to our pipeline systems; therefore, volumes of natural gas transported on our pipeline systems in the future could be less than we anticipate, which may cause our revenues and operating income to be less than we expect.

     We generally do not obtain reservoir engineering reports evaluating natural gas reserves connected to our pipeline systems due to the unwillingness of producers to provide reserve information as well as the cost of such evaluations. Accordingly, we do not have estimates of total reserves dedicated to our systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to our pipeline systems is less than we anticipate and we are unable to secure additional sources of natural gas, then the volumes of natural gas transported on our pipelines in the future could be less than we anticipate. A decline in the volumes of natural gas transported on our pipeline systems may cause our revenues to be less than we expect which could have a material adverse effect on our business, financial condition and our ability to make cash distributions to you.

     Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. If a significant accident or event occurs that is not fully insured, our operations could be temporarily or permanently impaired, and our liabilities and expenses could be significant.

     Our operations are subject to the many hazards inherent in the gathering, compression, treating, processing, and transportation of natural gas and liquids, including:

     o damage to pipelines, pipeline blockages and damage to related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires, extreme weather conditions and other natural disasters and acts of terrorism;

     o inadvertent damage from motor vehicles, construction or farm equipment;

     o    leaks of natural gas and other hydrocarbons;

     o    operator error; and

     o    fires and explosions.

     These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. In addition, mechanical malfunctions, undetected leaks in pipelines, faulty measurement or other errors may result in significant costs or lost revenues. Our operations are primarily concentrated in the Texas Gulf Coast, Louisiana Gulf Coast and in the east and north Texas regions, and a natural disaster or other hazard affecting any of these areas could have a material adverse effect on our operations. For example, although we did not suffer significant damage, Hurricane Ike and Hurricane Gustav damaged gathering systems, processing facilities and NGL fractionators along the Gulf Coast in September 2008, which curtailed or suspended the operations of various energy companies with assets in the region. There can be no assurance that insurance will cover all damages and losses resulting from these types of natural disasters. We are not fully insured against all risks incident to our business. In accordance with typical industry practice, we generally do not have any property insurance on any of our underground pipeline systems that would cover damage to the pipelines. We are not insured against all environmental accidents that might occur, other than those considered to be sudden and accidental. If a significant accident or event occurs that is not fully insured, our operations could be temporarily or permanently impaired, and our liabilities and expenses could be significant.

     Due to our limited asset diversification, adverse developments in our gathering, transportation, processing and related businesses would have a significant impact on our results of operations.

     Substantially all of our revenues are generated from our gathering, processing and transportation business, and as a result, our financial condition depends upon prices of, and continued demand for, natural gas and liquid hydrocarbons. Furthermore, substantially all of our assets are located in the Texas Gulf Coast, Louisiana Gulf Coast and in the east and north Texas regions. Due to our limited diversification in asset type and location, an adverse development in one of these businesses or in these areas would have a significantly greater impact on our cash flows, results of operations and financial condition than if we maintained more diverse assets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable for smaller reporting companies such as Gateway.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index to Consolidated Financial Statements beginning on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A .  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     As of December 31, 2008, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.

     This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Our management's report of the effectiveness on the design and operation of our internal control over financial reporting was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

ITEM 9B.  OTHER INFORMATION

     None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2009, under the captions "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS OF THE COMPANY" and "COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT."

ITEM 11.   EXECUTIVE COMPENSATION

     Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2009, under the caption "EXECUTIVE COMPENSATION."

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2009, under the captions "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", "SECURITIES OFFERED UNDER EQUITY COMPENSATION PLANS", and "GOVERNANCE OF THE COMPANY."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
           INDEPENDENCE

     Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2009, under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2009, under the caption "INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM."


                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

           (a) EXHIBITS
               The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit        Description of Document
-------        -----------------------

3.1 Restated Certificate of Incorporation dated May 26, 1999, incorporated by reference to Form 10-KSB for the year ended February 28, 1999.

3.2 Amendment to Restated Certificate of Incorporation dated August 16, 2001, incorporated by reference to Form 10-KSB for the year ended December 31, 2001.

3.3 Bylaws, as amended May 26, 1999, incorporated by reference to Form 10-KSB for the year ended February 28, 1999.

3.4 Bylaws, as amended August 22, 2006, incorporated by reference to Form 8-K filed on August 25, 2006.

4.1 Form of the Common Stock Certificate, incorporated by reference to Form 10-KSB for the year ended February 28, 1999.

10.1 1994 Incentive and Non-Qualified Stock Option Plan; incorporated by reference to Exhibit 10(a) to Form 10-KSB for the year ended February 28, 1997.

10.2 1998 Stock Option Plan, incorporated by reference to Form 10-KSB for the year ended February 28, 1999.

10.3 1998 Outside Directors' Stock Option Plan, incorporated by reference to Form 10-KSB for the year ended February 28, 1999.

10.4 Employment Agreement dated August 22, 2006 with Robert Panico, incorporated by reference to Form 8-K filed on August 25, 2006.

10.5 Employment Agreement dated August 22, 2006 with Christopher Rasmussen, incorporated by reference to Form 8-K filed on August 25, 2006.

10.6 Purchase Agreement dated July 26, 2005 between Gateway Pipeline Company and Madisonville Gas Processors, LP for the sale of certain Madisonville pipeline facility assets, incorporated by reference to Form 10-KSB for the year ended December 31, 2005.

10.7 Purchase Agreement dated December 22, 2006 between Gateway Processing Company and HNNG Development, LLC for the sale of that certain First Amended and Restated Agreement to Develop Natural Gas Treatment Projects Using Mehra Gas Treating Units, dated January 1, 2004, as amended January 1, 2005, by and between Advanced Extraction, incorporated by reference to Form 8-K filed on December 12, 2006.

10.9 Credit Agreement, dated August 23, 2007, by and between the Company and Western National Bank, N.A., incorporated by reference to Form 8-K filed on August 24, 2007.

11.1 2007 Equity Incentive Plan, incorporated by reference to Form 10-KSB for the year ended December 31, 2007.

11.2 Member Interest Purchase Agreement dated April 13, 2007 between Gateway Energy Corporation and Navitas Assets, L.L.C. for the sale of Fort Cobb Fuel Authority, L.L.C., incorporated by reference to Form 8-K filed on April 16, 2007.

11.3 Purchase Agreement dated September 6, 2007 between Gateway Offshore Pipeline Company and Gulfshore Midstream Pipelines, Ltd. for the sale of certain pipeline facility assets, incorporated by reference to Form 8-K filed on September 7, 2007.

11.4 Member Interest Purchase Agreement dated July 3, 2008 between Gateway Processing Company and Allen Drilling Acquisition Company for the purchase of a one-third interest in Gateway-ADAC Pipeline, L.L.C., incorporated by reference to Form 8-K filed on July 3, 2008.

11.5 Assignment of Member Interest Agreement dated December 22, 2008 between Gateway Energy Corporation and Constellation Energy Commodities Group, Inc. for the purchase of a net profits interest in certain leases and wells in the Madisonville Field, incorporated by reference to Form 8-K filed on December 22, 2008.

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

     Date: March 30, 2009

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Name                        Title                 Date
                  ----                        -----                 ----

          /s/  John A. Raasch               Director              March 30, 2009
          -----------------------------
               John A. Raasch

          /s/  Gordon Wright                Director              March 30, 2009
          -----------------------------
               Gordon Wright

          /s/  William A. Henry             Director              March 30, 2009
          -----------------------------
               William A. Henry

          /s/  Charles O. Buckner           Director              March 30, 2009
          -----------------------------
               Charles O. Buckner

          /s/  J. Darby Sere                Director              March 30, 2009
          -----------------------------
               J. Darby Sere

          /s/  Steven W Cattron             Director              March 30, 2009
          -----------------------------
               Steven W Cattron

          /s/  Robert Panico                Chief Executive       March 30, 2009
          -----------------------------     Officer, President
               Robert Panico                and Director
                                            (Principal Executive
                                            Officer)


          /s/  Christopher M. Rasmussen     Chief Financial       March 30, 2009
          -----------------------------     Officer and
               Christopher M. Rasmussen     Secretary (Principal
                                            Financial and
                                            Accounting Officer)

                           GATEWAY ENERGY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE

    Report of Independent Registered Public Accounting Firm                  F-2
    Consolidated Balance Sheets, December 31, 2008 and 2007                  F-3
    Consolidated Statements of Operations for the Years Ended
       December 31, 2008 and 2007                                            F-4
    Consolidated Statements of Stockholders' Equity for the Years Ended
       December 31, 2008 and 2007                                            F-5
    Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2008 and 2007                                            F-6
     Notes to Consolidated Financial Statements                              F-7



     All financial schedules have been omitted as required information is either not applicable or has been included in the financial statements or notes to the financial statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
Gateway Energy Corporation

We have audited the accompanying consolidated balance sheets of Gateway Energy Corporation and Subsidiaries (the "Company") as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway Energy Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.


/s/  Pannell Kerr Forster of Texas, P.C.
-----------------------------------------
     Pannell Kerr Forster of Texas, P.C.



Houston, Texas
March 30, 2009



                                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS


                                                                                      December 31,
                                                                                  2008            2007
                                                                              ------------    ------------
                                         ASSETS
Current Assets
   Cash and cash equivalents ..............................................   $  1,789,029    $  1,807,224
   Trade accounts receivable ..............................................        969,859       1,852,849
   Insurance receivable ...................................................      1,750,000            --
   Prepaid expenses and other assets ......................................        176,565          41,812
                                                                              ------------    ------------
      Total current assets ................................................      4,685,453       3,701,885

Property and Equipment, at cost
   Gas gathering, processing and transportation ...........................     12,796,424      11,120,558
   Net profits production interest ........................................        763,909            --
   Office furniture and other equipment ...................................        143,654         229,298
                                                                              ------------    ------------
                                                                                13,703,987      11,349,856
Less accumulated depreciation, depletion and amortization .................     (3,805,733)     (3,390,634)
                                                                              ------------    ------------
                                                                                 9,898,254       7,959,222
                                                                              ------------    ------------
Other Assets
   Deferred tax assets ....................................................      1,205,000       1,668,743
   Intangible assets, net of accumulated amortization of $65,278 and
      $22,082, at 2008 and 2007, respectively .............................        765,337         922,142
   Other ..................................................................        136,657         269,601
                                                                              ------------    ------------
                                                                                 2,106,994       2,860,486
                                                                              ------------    ------------
       Total assets .......................................................   $ 16,690,701    $ 14,521,593
                                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable .......................................................   $    776,519    $  1,138,653
   Accrued expenses and other liabilities .................................        323,100         251,368
   Current portion of long-term debt.......................................      1,062,000            --
   Current maturities of capital lease ....................................         20,235          17,371
                                                                              ------------    ------------
      Total current liabilities ...........................................      2,181,854       1,407,392

Future asset retirement obligations .......................................      2,318,315         394,640
Long-term debt, less current maturities ...................................           --           750,000
Long-term capital lease, less current maturities ..........................          9,187          29,422
                                                                              ------------    ------------
      Total liabilities ...................................................      4,509,356       2,581,454
                                                                              ------------    ------------
Minority interest .........................................................           --           816,222
Commitments and contingencies .............................................           --              --

Stockholders' Equity
   Preferred stock - $1.00 par value; 10,000 shares authorized; no shares
      issued and outstanding ..............................................           --              --
   Common stock - $0.25 par value; 35,000,000 shares authorized; 19,207,249
      and 19,026,665 issued and outstanding in 2008 and 2007, respectively       4,801,812       4,756,665
   Additional paid-in capital .............................................     17,284,485      17,089,744
   Accumulated deficit ....................................................     (9,904,952)    (10,722,492)
                                                                              ------------    ------------
        Total stockholders' equity ........................................     12,181,345      11,123,917
                                                                              ------------    ------------
        Total liabilities and stockholders' equity ........................   $ 16,690,701    $ 14,521,593
                                                                              ============    ============


                 The accompanying notes are an integral part of thse financial statements.

                                                     F-3



                            GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                    Year Ended December 31,
                                                               ----------------------------------
                                                                    2008               2007
                                                               ---------------    ---------------
Operating revenues
   Sales of natural gas ....................................   $    12,033,817    $     8,732,108
   Transportation of natural gas and liquids ...............         2,381,252          2,280,882
   Net profits income ......................................             5,000               --
   Treating and other ......................................           567,472            441,521
                                                               ---------------    ---------------
                                                                    14,987,541         11,454,511
Operating costs and expenses
   Cost of natural gas purchased ...........................        10,979,136          7,914,502
   Operation and maintenance ...............................         1,071,104            754,633
   General and administrative ..............................         2,424,045          2,044,342
   Depreciation, depletion and amortization ................           745,411            523,586
   Accretion and changes in estimates ......................            25,921             26,385
                                                               ---------------    ---------------
                                                                    15,245,617         11,263,448
                                                               ---------------    ---------------
Operating income (loss) ....................................          (258,076)           191,063

Other income (expense)
   Interest income .........................................            29,119            114,265
   Interest expense ........................................          (157,091)           (95,599)
   Gain on sale of intangible assets .......................              --              286,579
   Other income, net .......................................         1,731,155             55,119
   Minority interest .......................................           (28,824)           (94,060)
                                                               ---------------    ---------------
      Other income .........................................         1,574,359            266,304
                                                               ---------------    ---------------

Income from continuing operations before income taxes and
  discontinued operations ..................................         1,316,283            457,367

Provision for income taxes
      Current income tax expense ...........................            35,000               --
      Deferred income tax expense (benefit) ................           463,742         (1,668,743)
                                                               ---------------    ---------------
                                                                       498,742         (1,668,743)
                                                               ---------------    ---------------

Income from continuing operations ..........................           817,541          2,126,110

Discontinued operations, net of taxes
   Income from discontinued operations, net of taxes .......              --              249,043
   Gain on disposal of discontinued operations, net of taxes              --            1,241,722
                                                               ---------------    ---------------
Net income .................................................   $       817,541    $     3,616,875
                                                               ===============    ===============

Basic and diluted income per share:
   Continuing operations ...................................   $          0.04    $          0.12
   Discontinued operations .................................              --                 0.08
                                                               ---------------    ---------------
   Net income ..............................................   $          0.04    $          0.20
                                                               ===============    ===============
Weighted average number of common shares outstanding:
   Basic ...................................................        19,126,587         17,781,059
   Diluted .................................................        19,330,409         17,956,541


             The accompanying notes are an integral part of thse financial statements.

                                                F-4



                                     GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   For the Years Ended December 31, 2008 and 2007



                                                  Common Stock            Additional
                                           ---------------------------      Paid-in      Accumulated
                                              Shares         Amount         Capital        Deficit         Total
                                           ------------   ------------   ------------    ------------   ------------
Balance at January 1, 2007 .............     17,140,937   $  4,285,232   $ 16,158,552   $(14,339,367)   $  6,104,417

Issuance of common stock for services
                                                120,000         30,000         81,600           --           111,600
Issuance of common stock related to
  Gulfshore acquisition ................      1,550,000        387,500        775,000           --         1,162,500
Stock-based compensation expense .......           --             --           51,516            --           51,516
Issuance of common stock related to
  exercise of stock options ............        215,728         53,933         23,076           --            77,009
Net income
                                                   --             --             --         3,616,875      3,616,875
                                           ------------   ------------   ------------    ------------   ------------
Balance at December 31, 2007 ...........     19,026,665      4,756,665     17,089,744    (10,722,493)     11,123,917

Issuance of common stock for services
                                                 10,000          2,500          6,500           --             9,000
Issuance of common stock related to ADAC
  minority interest acquisition ........        100,000         25,000         45,000           --            70,000
Stock-based compensation expense .......           --             --          100,891           --           100,891

Issuance of common stock to directors ..         70,584         17,647         42,350           --             59,99

Net income .............................           --             --             --          817,541         817,541
                                           ------------   ------------   ------------    ------------   ------------
Balance at December 31, 2008 ...........     19,207,249   $  4,801,812   $ 17,284,485   $ (9,904,952)   $ 12,181,345
                                           ============   ============   ============    ============   ============


                     The accompanying notes are an integral part of thse financial statements.

                                                         F-5



                            GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         Year Ended December 31,
                                                                       --------------------------
                                                                          2008           2007
                                                                       -----------    -----------
Cash flows from operating activities - continuing operations:
   Income from continuing operations ...............................   $   817,541    $ 2,126,110
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation, depletion and amortization .....................       745,411        523,586
      Gain on sale of intangible assets ............................          --         (286,579)
      Minority interest ............................................        28,824         94,060
      Deferred tax expense (benefit) ...............................       463,742     (1,668,743)
      Stock based compensation .....................................       169,888         51,516
expense
      Accretion expense ............................................        25,921         26,385
      Amortization of deferred loan costs ..........................       124,835         62,646
      Gain on involuntary conversion/receivable ....................    (1,698,658)          --
      Loss on disposal of assets ...................................         1,999           --
      Net change in cash and cash equivalents resulting from
          changes in:
        Trade accounts receivable ..................................       882,990       (227,086)
        Prepaid expenses and other current assets ..................      (126,644)       549,686
        Accounts payable ...........................................      (362,134)       311,606
        Accrued expenses and other liabilities .....................        71,732        185,964
                                                                       -----------    -----------
          Net cash provided by operating activities ................     1,145,447      1,749,151
                                                                       -----------    -----------

Cash flows from investing activities - continuing operations
   Capital expenditures ............................................      (133,444)       (57,234)
   Acquisition of minority interest and net profits interest .......    (1,303,075)    (3,778,435)
   Property write-offs .............................................        18,067           --
   Proceeds from collection of notes receivable ....................          --          300,000
                                                                       -----------    -----------
          Net cash used in investing activities ....................    (1,418,452)    (3,535,669)
                                                                       -----------    -----------

Cash flows from financing activities - continuing operations
   Proceeds from borrowings ........................................     1,362,000      1,150,000
   Payments on borrowings ..........................................    (1,067,370)      (963,392)
   Proceeds from exercise of stock options .........................          --           77,008
   Restricted cash for letter of credit, net .......................          --           43,145
   Deferred financing costs ........................................          --         (125,342)
   Distributions to minority partner ...............................       (39,820)      (116,200)
                                                                       -----------    -----------
          Net cash provided by financing activities ................       254,810         65,219
                                                                       -----------    -----------
Net decrease in cash and cash equivalents from continuing operations       (18,195)    (1,721,299)

Discontinued operations:
    Net cash provided by discontinued operating activities .........          --          203,143
    Net cash provided by discontinued investing activities .........          --        2,706,289
    Net cash used in discontinued financing activities .............          --         (373,730)
                                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents from
discontinued operations ............................................          --        2,535,702

Cash and cash equivalents at beginning of year .....................     1,807,224        992,821
                                                                       -----------    -----------
Cash and cash equivalents at end of year ...........................   $ 1,789,029    $ 1,807,224
                                                                       ===========    ===========

Supplemental cash flow information
    Cash paid for interest - Continuing operations .................   $    51,025    $    65,948
    Income taxes paid relating to discontinued operations ..........          --           27,735

Supplemental schedule of noncash investing and financing activities
    Common stock issued for acquisition ............................        70,000      1,162,500
    Common stock issued to directors ...............................        59,997           --
    Common stock issued for services ...............................         9,000        111,600


            The accompanying notes are an integral part of thse financial statements.

                                                F-6

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)       Nature of Business

          Gateway Energy Corporation (the "Company," or "Gateway"), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company and Gateway Processing Company and CEU TX NPI, L.L.C. Gateway-Madisonville Pipeline, L.L.C, previously known as Gateway-ADAC Pipeline, L.L.C., is 67% owned by Gateway Pipeline Company and 33% owned by Gateway Processing Company. The Company acquired the minority interest (33%) from the prior owner (see Note 3) on July 3, 2008 and the Company now owns 100% of this venture. Access to the Company's annual report on Form 10-K and Form 10-KSB, quarterly reports on Form 10-QSB and Form 10-Q, the Company's Code of Ethics, and current reports on Form 8-K are available at the Company's website www.gatewayenergy.com.

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

          Effective May 31, 2007, the Company disposed of 100% of its ownership interests in Fort Cobb Fuel Authority, LLC. The financial statements reflect the historical results of its operations as discontinued operations (see Note 12).

          Effective December 22, 2008, the Company purchased 100% of the ownership interest in CEU TX NPI, L.L.C. The entity owns the net profits interest in the Madisonville field. The entity is a wholly-owned subsidiary of Gateway Energy Corporation and is consolidated as such.

          The accompanying consolidated financial statements have been prepared by the Company. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with U.S. generally accepted accounting principles.

Reclassifications

          Certain reclassifications have been made to the December 31, 2007 financial statements to conform to the current period presentation. These reclassifications had no effect on the total assets, liabilities, stockholders' equity or net income for the year ended December 31, 2007.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

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

Property and Equipment

          Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the year ended December 31, 2008, property and equipment included $81,389 of equipment financed under a capital lease, net of $18,611 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plant or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

          For the years ended December 31, 2008 and 2007, depreciation, depletion and amortization expense was $745,411 and $523,586, respectively. Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There have been no impairments of long-lived assets recorded during the years ended December 31, 2008 and 2007.

          The Company provides for future asset retirement obligations under the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES liability. The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the years ended December 31, 2008 and 2007:

                                              Year Ended December 31,
                                         ---------------------------------
                                             2008                 2007
                                         ------------         ------------
              Beginning balance          $    394,640         $    368,255
              Accretion                        25,921               26,385
              Change in estimate            1,897,754                 --
                                         ------------         ------------
              Ending balance             $  2,318,315         $    394,640
                                         ------------         ------------


Refer to Note 8 for discussion of the change in estimate.

Goodwill and Other Intangibles

          SFAS No. 142, "Goodwill and Other Intangible Assets" addresses the methods used to capitalize, amortize and to assess the impairment of intangible assets. In evaluating the Company's intangibles, management considered all of the criteria set forth in SFAS No. 142 for determining useful life. Management performs our annual impairment test for intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for intangible assets in 2008 and 2007.

Concentrations of Credit Risk

          The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced losses in such accounts.

Casualty Loss

          Gateway owns pipelines, a related 140' x 70' operating platform, and an onshore terminal facility (the"Crystal Beach" facility) located in southeast Texas, east of Galveston. The Crystal Beach facility is connected to the Company's Shipwreck system, which provides separation of gas and liquid hydrocarbon services, dehydrates the gas for a fee, delivers pipeline quality gas to market and provides storage and truck loading services for the liquid hydrocarbons.

          The Crystal Beach facility was damaged by hurricane Ike in September 2008. The Company reviewed the damage at the facility as well as other assets the Company owns during the fourth quarter of 2008. Initially, an estimated casualty loss of $51,344, which was 25% of the net book value of the facility, was recorded as a receivable as the Company had property insurance on the facility with a value of $2 million. The Company is still in the process of reviewing the facility for estimated costs of repairs due to the damage.

          During the first quarter of 2009, the Company received insurance proceeds in the amount of $2 million less the deductible of $250,000. These proceeds were attributable to the damage at the Crystal Beach facility. The Company recorded a receivable of $1.75 million for the receivable less the already recorded amount of $51,344.

Income Taxes

          The Company computes income taxes using the asset and liability method whereby deferred tax assets are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized.

Stock-Based Compensation

          The Company has three types of share-based compensation plans. The 1999 Stock Option Plan covers employees only, the 2007 Equity Incentive Plan covers officers, employees and non-employee directors and the other plan covers the Board of Directors, all of which are similar in nature.

          Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R") utilizing the modified prospective approach. The options generally vest ratably over three years and expire between five and ten years.

          Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the years ended December 31, 2008 and 2007 includes compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123.

          As a result of SFAS No. 123R, compensation cost related to non-qualified stock options recognized for the years ended December 31, 2008 and 2007 was $100,891 and $51,516, respectively. The Company views all awards of stock-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the award on a straight-line basis over the life of the award.

          During the second quarter of 2008, the Company made a stock grant of 70,584 restricted shares of common stock to the Company's Board of Directors. The value of the stock grant was $0.85 per share and was being recognized as Board compensation expense at the time of issuance.

          The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of the stock over the exercise price on the date of exercise. During the year ended December 31, 2008, there were no options exercised for cash. In addition, we receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. The Company records this deduction as a tax asset with a corresponding amount recorded as additional paid-in capital when we can receive a tax cash savings from these awards. Due to the Company having significant unused net operating-loss carryforwards, the recording of this tax benefit is deferred until such tax savings is possible.

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




                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


  o The term of the grants is based on the simplified method as described in Staff Accounting Bulletin No. 110.

          In addition, the Company estimates a forfeiture rate at the inception of the option grant based on historical data and adjusts this prospectively as new information regarding forfeitures becomes available.

          The following weighted-average assumptions were used in determining the fair value of stock options granted during years ended December 31, 2008 and 2007, using the Black-Sholes model.

                                                           2008       2007
                                                          ------     ------
              Risk-free interest rate (%)..............    2.80       4.50
              Dividend yield (%).......................     --         --
              Expected volatility (%)..................      66         80
              Option life (years)......................    3.50       5.07


  At December 31, 2008, there was $157,263 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of three years.

  The following table represents stock option activity for the year ended
December 31, 2007:


                                                                              Weighted
                                                                Weighted       Average
                                                                Average     Contractual    Intrinsic
                                                                Exercise     Terms (in     Value of
                                                 Shares          Price         years)       Options
                                                ---------      ---------     ---------     ---------
Options outstanding, beginning of period..        694,083      $    0.44          3.28
Options granted...........................        460,000           0.50          4.47
Options canceled..........................       (123,333)          0.75           --
Options exercised.........................       (240,750)          0.41          1.09
                                                ---------
Options outstanding, end of period........        790,000      $    0.43          4.18     $ 258,150
                                                =========                                  =========
Options exercisable, end of period........        246,667      $    0.35          4.06     $  98,150
                                                =========                                  =========

          The following table represents stock option activity for the year ended December 31, 2008:

                                                                              Weighted
                                                                Weighted       Average
                                                                Average     Contractual    Intrinsic
                                                                Exercise     Terms (in     Value of
                                                 Shares          Price         years)       Options
                                                ---------      ---------     ---------     ---------
Options outstanding, beginning of period..        790,000      $    0.43          4.18
Options granted...........................        268,947           0.80          4.44
Options canceled..........................        (20,000)          0.48           --
                                                ---------
Options outstanding, end of period........      1,038,947      $    0.53          3.43     $   21,650
                                                =========                                  ==========
Options exercisable, end of period........        430,000      $    0.40          2.92     $   18,983
                                                =========                                  ==========

          The market value of the Company's common stock on December 31, 2008 was $0.40 per share.

                                      F-11

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

          The weighted-average grant-date fair value of options granted during 2008 was $0.43 for year ended December 31, 2008.

Earnings Per Share

          Basic earnings per share is computed by dividing net earnings or net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings or net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive. For the years ended December 31, 2008 and 2007, 203,822 and 175,482 potentially dilutive common shares arising from outstanding stock options and warrants and have been excluded from diluted earnings per share as their effects were anti-dilutive.

Accounting Pronouncements and Recent Regulatory Developments

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined, and companies may be required to provide additional disclosures based on that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008, the FASB approved the Financial Staff Position ("FSP") SFAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FAS No. 157-2"), which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On October 1, 2008 the FASB issued FSP 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active". Its purpose is to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted SFAS No. 157 as it applies to financial assets and liabilities as of January 1, 2008 and the adoption did not have a material impact on its consolidated financial statements.

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

          In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from SFAS No. 141R include the expansion of the definitions of a "business" and a "business combination." For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS No. 141R also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not believe that the adoption of SFAS No. 141R will materially impact our financial statements.

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

Use of Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's significant estimates include depreciation of long-lived assets, depletion of gas reserves, amortization of deferred loan costs, valuation of the asset retirement obligation liability and valuation of stock based compensation. Actual results could differ from those estimates.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

(3)       Business Combinations

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

          The Company recorded intangible assets in conjunction with the acquisition in the amount of $988,286. The intangible assets include the contract rights attributable to the acqusition and will be amortized over a period from two to seven years based on the estimated life of the contracts. The Company does not believe that the acquired intangible assets have any significant residual value at the end of their useful life.

          Amortization expense for intangible assets for 2008 was $156,804. Expected annual amortization expense for intangible assets recorded as of December 31, 2008 is a follows:

                  Year Ending
                  December 31,
                  ------------
                     2009                                   $   156,531
                     2010                                       154,793
                     2011                                       148,481
                     2012                                       129,537
                     2013 and beyond                            175,995
                                                            -----------
                 Total amortization expense                 $   765,337
                                                            ===========



                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Acquisition of Allen Drilling Acquisition Company

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

Acquisition of Madisonville Field Net Profits Interest

          Effective December 22, 2008, the Company, through its wholly-owned subsidiary CEU TX NPI, L.L.C., purchased a 9.1% net profits interest in the Madisonville Field. The interest was purchased for $762,450.


Pro Forma Results of Operations

          The following unaudited pro forma consolidated results of operations for the years ended December 31, 2008 and 2007 are presented as if the above named acquisitions had been made on January 1, 2007. The operations of the above-named acquisitions have been included in the statement of operations since the acquisition effective dates disclosed above. For the Gulfshore acquisition, the pro forma consolidated net income and earnings per share includes the income from discontinued operations as presented on the consolidated statement of operations for both periods presented. The pro forma consolidated results of operations include adjustments to give effect to the change in depreciation rates as well as certain other adjustments.

                                                            Year Ended December 31, 2008
---------------------------------------------------------------------------------------------------------------------
                                                                                         CEU TX
                                                                         Gulfshore      NPI, LLC
                                         GEC             ADAC               (a)            (b)              TOTAL
=====================================================================================================================
Revenues.........................   $ 14,987,541     $       --        $      --      $    462,969       $ 15,450,510
Operating costs and other
(income) expenses................     13,671,258          (28,824)            --            77,515         13,680,949
                                    ------------     ------------      ------------   ------------       ------------
Income from continuing
operations before taxes
and discontinued
operations.......................      1,316,283           28,824             --           385,454          1,769,561
Income tax benefit
(expense)........................       (498,742)          (9,800)            --          (131,054)          (639,596)
                                    ------------     ------------      ------------   ------------       ------------
Net income.......................   $    817,541     $     19,024      $      --      $    254,400       $  1,129,965
                                    ============     ============      ============   ============       ============
Basic and diluted
earnings per share...............   $       0.04     $       --        $      --      $       0.02       $       0.06
                                    ============     ============      ============   ============       ============

     a)   Full year for 2008.

     b)   From 8-KA filed March 5, 2009 plus $10,000 in revenues for December
          21, 2008 through December 21, 2008; depletion, interest income and expense are adjusted to reflect 4th quarter activities.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



                                                           Year Ended December 31, 2007
---------------------------------------------------------------------------------------------------------------------
                                                                                        CEU TX
                                                                         Gulfshore      NPI, LLC
                                         GEC             ADAC               (a)            (b)              TOTAL
=====================================================================================================================
Revenues.........................   $ 11,454,511     $       --        $    932,766   $    503,229       $ 12,890,506
Operating costs and other
(income) expenses................     10,764,181          (94,060)          585,228        124,065         11,379,414
                                    ------------     ------------      ------------   ------------       ------------
Income from continuing
operations before taxes
and discontinued
operations.......................        690,330           94,060           347,538        379,164          1,511,092
Income tax benefit
(expense)........................      1,668,743          (31,980)         (118,163)      (128,916)         1,389,684
Income from
discontinued
operations.......................      1,257,802             --                --             --            1,257,802
                                    ------------     ------------      ------------   ------------       ------------
Net income.......................   $  3,616,875     $     62,080      $    229,375   $    250,248       $  4,158,578
                                    ============     ============      ============   ============       ============
Basic and diluted
earnings per share...............   $       0.20     $       --        $       0.01   $       0.02       $       0.23
                                    ============     ============      ============   ============       ============

a)   From 8-KA filed November 14, 2007.

b)   From 8-KA filed March 5, 2009.


(4)       Debt

Trade Notes Payable

          During 2008, the Company executed premium finance agreements for its insurance premiums. The total of the notes was $408,703 with an interest rate of 7.10%. The notes require monthly principal and interest payments. The amount of the monthly payment varies depending on any changes in coverage and policy renewal period changes. These notes were paid in full during December 2008.

Long-term Debt

          Long-term debt at December 31 consisted of the following:

                                                       2008            2007
                                                    -----------     -----------
              Revolving credit facility..........   $ 1,062,000     $   750,000
              Less current maturities............   ( 1,062,000)           --
                                                    -----------     -----------
                                                    $      --       $   750,000

Revolving Credit Facility

          On August 23, 2007, the Company entered into a Credit Agreement (the
"Agreement") with a bank (the "Lender"), regarding a revolving credit facility provided by Lender to the Company. The original borrowing base under the Agreement has been established at $2.5 million, which may be increased at the discretion of the Lender to an amount not to exceed $20 million. The credit facility is secured by a portion of the Company's assets and has a term of two years maturing in August 2009. Interest on outstanding balances will accrue at Lender's prime rate, plus one percent, with a minimum rate of 5.00%. In connection with the acquisition of the minority interest in the Madisonville pipeline as well as the net profits interest in the Madisonville Field assets,

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


the Company borrowed $1,362,000 on the credit facility. As of December 31, 2008, the balance was $1,062,000, the interest rate was 5% and the available borrowings were $1,438,000. Due to the maturing of the Agreement in August 2009, the Company is currently in negotiations with the Lender to renew the Agreement;
however, there is no guarantee that the Lender will renew the Agreement.

Debt on Fort Cobb

          On May 31, 2007, in conjunction with the sale of the Fort Cobb subsidiary, the buyer paid in full the remaining balances of all debt associated with Fort Cobb. The amount of the debt outstanding at that time was $174,333.
All liens attributable to these notes have been released.

Letters of Credit

          At December 31, 2008, the Company had outstanding letters of credit for gas purchases totaling $1,150,000.

(5)       Income Taxes

          The provision (benefit) for income taxes consisted of the following:

                                                                 2008            2007
                                                             ------------    ------------
          Current expense (benefit):
              U.S
                        Federal...........................   $       --      $       --
                        State.............................         35,000            --
                                                             ------------    ------------
              Total U.S...................................         35,000            --
              Foreign.....................................           --              --
                                                             ------------    ------------
           Total current..................................   $     35,000    $       --
                                                             ============    ============
          Deferred expense (benefit):
              U.S
                        Federal...........................        432,317      (1,668,743)
                        State.............................         31,425            --
                                                             ------------    ------------
              Total U.S...................................        463,742      (1,668,743)
              Foreign.....................................           --              --
                                                             ------------    ------------
           Total deferred.................................        463,742      (1,668,743)
                                                             ------------    ------------
           Total provision for income taxes...............   $    498,742    $ (1,668,743)
                                                             ------------    ------------

          A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows:

                                                                 2008            2007
                                                             ------------    ------------
           Tax provision at statutory rate at 35%.........   $    460,796    $    234,712
           Add (deduct):
              State income taxes, net of federal taxes....         44,232            --
           Change in valuation allowance..................           --        (2,062,067)
           Change in deferred tax rate/true up............         (6,707)           --
           Other non-deductible expenses..................            421             728
           Other..........................................           --           157,884
                                                             ------------    ------------
                                                             $    498,742    $ (1,668,743)
                                                             ============    ============

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


          The provision tax effects of temporary differences that give rise to the deferred tax assets and liabilities as of December 31, were as follows:

                                                                 2008              2007
                                                             ------------      ------------
         Deferred tax assets:
              Net operating loss carryforwards............   $  1,427,247      $  1,599,002
              AMT tax credit..............................         54,297            54,297
              Property and equipment......................           --              15,444
              Stock options...............................         60,831              --
              Asset retirement obligation.................        826,479              --
              State NOL...................................         41,009              --
                                                             ------------      ------------
              Less: Valuation allowance...................        (41,009)             --
                        Total deferred tax asset..........      2,368,854         1,668,743

         Deferred tax liabilities:
              Property, plant, and equipment..............       (558,757)
              Casualty gain/loss..........................       (605,097)             --
                                                             ------------      ------------
                   Total deferred tax liability...........     (1,163,854)             --
                                                             ------------      ------------
                   Net deferred tax asset (liability).....   $  1,250,000      $  1,668,743
                                                             ============      ============


          The Company adopted Financial Accouting Standards Board Interpretation
No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109 (SFAS 109) on January 1, 2007. The Company currently does not have any uncertain tax positions.

          As of December 31, 2008, the Company has federal net operating loss carryforwards of approximately $4,740,984 which may be applied against future taxable income which expires beginning in 2008 through 2024. As of December 31, 2008, the Company has a valuation allowance of $41,009 for their Oklahoma net operating loss carryforward. The Company currently does not have any operations in Oklahoma.

          SFAS 109 requires us to periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities; the overall business environment;
our historical earning and losses; and our outlook for future years.

          The Company utilized $1,400,833 and $40,907 of its Net Operating Loss for the period ended December 31, 2007 and 2008, respectively, and has forecasted taxable income for the tax year 2009. The Company also recorded a casualty gain of $1,697,327 due to hurricane Ike that was deferred for federal income tax purposes. The Company has not yet determined whether to replace the property or report a gain on the casulaty.

          We feel that we have sufficient positive evidence to conclude that it is more likely than not that our net deferred tax assets will be realized. We will assess the need for a deferred tax valuation allowance on an ongoing basis considering factors such as those mentioned above as well as other relevant criteria.

          For the year ended December 31, 2007 and for the year ended December
31, 2008, the Company paid taxes of $38,763 (federal taxes of $3,574 and state taxes of $35,189) and $36,447 (federal taxes of $0 and state taxes of $36,447) respectively.

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(6)       Common Stock Option and Warrant Plans

Stock-Based Employee Compensation Plans

          The Company has two share-based compensation plans, our 1999 Stock
Option Plan ("1999 Plan") covers employees only and our 2007 Equity Incentive
Plan ("2007 Plan") covers officers, employees and non-employee directors. The
2007 Plan was approved by the shareholders during May 2007 and provides for 2,000,000 shares to be made available under the plan. Generally, the options are exercisable within three years of the date of grant and expire between five and ten years after the date of grant. All options or warrants issued have exercise prices of not less than 100% of the fair market value on date of grant.


          The following table summarizes employee stock option and warrant information for the years ended December 31, 2008 and 2007:

                                                    December 31, 2008                     December 31, 2007
                                          ------------------------------------    ------------------------------------
                                              Options/        Weighted average       Options/         Weighted average
                                              warrants         exercise price        warrants          exercise price
                                          ----------------    ----------------    ----------------    ----------------
Outstanding at beginning of period..            750,000            $0.44              395,000              $0.37
Granted.............................            268,947             0.80              460,000               0.50
Exercised...........................               --               --                (55,000)              0.45
Canceled/expired/reclassified.......               --               --                (50,000)              0.45
                                              ---------                             ---------
Outstanding at end of period........          1,018,947             0.53              750,000               0.44
Options exercisable at end of
period..............................            410,000             0.40              206,667               0.35
                                              =========                             =========
Options available for grant at the
end of period.......................          1,542,720                             1,850,000
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

          The following is a summary of the status of the Company's non-employee options and warrants for the years ended December 31, 2008 and 2007:

                                                    December 31, 2008                     December 31, 2007
                                          ------------------------------------    ------------------------------------
                                              Options/        Weighted average       Options/         Weighted average
                                              warrants         exercise price        warrants          exercise price
                                          ----------------    ----------------    ----------------    ----------------
Outstanding and exercisable at                   40,000            $0.37              299,083              $0.53
   beginning of period..............
Exercised...........................               --               --               (185,750)              0.40
Canceled/Expired....................            (20,000)            0.48              (73,333)              0.96
                                              ---------                             ---------
Outstanding and exercisable at
   end of period....................             20,000             0.27               40,000               0.37
                                              ---------                             ---------
Options available for grant at
   end of period....................          1,542,720                             1,850,000
                                              =========                             =========

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

          At December 31, 2008, the Company had a combined total of 1,038,947 common stock options and warrants outstanding, 430,000 of which were exercisable. At December 31, 2007, the Company had a combined total of 790,000 common stock options and warrants outstanding, 246,667 of which were exercisable.


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

          The Company's contributions to the 401(k) plan were $15,151 and $12,093 for the years ended December 31, 2008 and 2007, respectively.

(7)       Leases

Capital Lease

          At December 31, 2008, the Company had one capital lease for equipment installed at the sales point of the Madisonville Pipeline Facilities, for a term of 84 months, maturing May 28, 2010. Interest expense is being recognized over the life of the lease at an imputed annual rate of 10%. At the end of the lease term, the Company owns the equipment, or at its option, the Company may buy out the lease at a fixed price at either of two interim dates. The equipment cost of $100,000 is reflected in the accompanying balance sheet as gas gathering, processing and transportation equipment. The related depreciation of $18,611 is reflected in accumulated depreciation and amortization. Future minimum lease payments, as well as the present value of the net minimum lease payments as of December 31, 2008, are as follows:

             Year Ending
             December 31,
             ------------
                 2009                                               $    23,400
                 2010                                                     9,750
                                                                    -----------
             Total minimum lease payments                                33,150
             Less amount representing estimated executory costs
                (such as taxes, maintenance and insurance)
                including profit thereon, included in total
                minimum lease payments                                   (1,519)
                                                                    -----------
             Net minimum lease payments                                  31,631
             Less amount representing interest                           (2,209)
                                                                    -----------
             Present value of net minimum lease payments            $    29,422
                                                                    ===========
             Current maturities of capital lease payments                20,235
                                                                    -----------
             Long-term capital lease payments, less current
             maturities                                             $     9,187
                                                                    ===========

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

Operating Leases

          On January 15, 2008, the Company entered into a lease agreement with Wedge International for office space. The term of the agreement is five years commencing on April 1, 2008. The monthly lease payment is $12,084. The future minimum operating lease payments as of December 31, 2008, are as follows:

                 Year Ending
                 December 31,
                 ------------
                     2009                                $   148,435
                     2010                                    148,435
                     2011                                    148,435
                     2012                                    145,187
                     2013                                     36,252
                                                         -----------
                 Total future minimum lease
                  payments                               $   626,744
                                                         ===========


The Company also has various month-to-month equipment operating leases. Rent expense for all leases totaled $142,472 and $104,494 for the years ended December 31, 2008 and 2007, respectively.

(8)       Change in Estimate

          The Company calculates the Asset Retirement Obligation ("ARO") liability and related expenses utilizing a methodology that is in accordance with SFAS No. 143. The calculation provides for an ARO liability based on an estimated fair value of the asset. SFAS No. 143 requires the Company to review the liability periodically and adjust fair values and other assumptions based on current market conditions.

          Based on the current market value of the asset along with the recent interest and inflation rate activity, the Company has adjusted these aforementioned assumptions. Specifically, subsequent to hurricane Ike and in light of the recent decline in energy prices experienced during 2008, the fair value of the cost to abandon the facility was increased. Additionally, the life of the platform was reevaluated to better approximate the estimated time until the potential abandonment occurs. The production which flows through the platform was also a factor in the change in assumptions. It is projected to increase significantly which increases the value and life of the asset.

          The adjustment increased the book value of the asset and corresponding liability. The increase in the liability, as discussed above, better depicts the fair value of the abandonment of the asset. The adjustment itself is considered a change in estimate as defined by SFAS No. 154, "Accounting Changes and Error Corrections" which requires disclosure in the financial statements.

(9)       Commitments and Contingencies

          From time to time the Company is involved in litigation concerning its properties and operations. There is no known or pending litigation expected to have a material effect on the Company's financial statements.

(10)      Financial Instruments

          The carrying amount of cash and cash equivalents, certificates of deposit, trade and insurance receivables, trade payables and short-term borrowings approximate fair value because of the short maturity of those instruments. The carrying amount of the term note approximates fair value because of its variable interest rate. The fair value of the Company's financial instruments is based upon current borrowing rates available for financings with



                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


similar terms and maturities, and is not representative of the amount that could be settled, nor does the fair value amount consider the tax consequences, if any, of settlement.

(11)      Segments, Major Customers and Concentrations

          All of the Company's operations are in the domestic U.S., including the Gulf of Mexico in Texas and federal waters. The Company's management reviews and evaluates the operations separately of the three main segments--Onshore
Operations, Offshore Operations, and Net Profits Interest. Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance. Onshore Operations include natural gas gathering, transportation and distribution activities in Texas. Offshore Operations include natural gas and liquid hydrocarbon gathering and transportation activities in the Gulf of Mexico in Texas and Louisiana as well as federal waters. Net Profits Interest include the 9.1% net profits interest in the Madisonville Field. The principal markets for the Onshore segment are affiliates of large intrastate and interstate pipeline companies and industrial customers; and for the Offshore segment they are affiliates of large intrastate and interstate pipeline companies.

          The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements. The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses. Such amounts are before general and administrative expense, depreciation, depletion and amortization expense, interest income or expense or income taxes. Operating margin is not a GAAP measure but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating income, which is its nearest comparable GAAP financial measure, is included in the tables below.

          Summarized financial information for the years indicated of the Company's reportable segments from continuing operations:

                                                                                Year Ended December 31,
                                                                            -----------------------------
                                                                               2008              2007
                                                                            -----------       -----------
                               Onshore Operations
        Revenues......................................................      $12,373,321       $ 9,352,113
        Cost of natural gas purchased.................................       10,979,136         7,914,502
        Operation and maintenance expense.............................          246,149           215,740
                                                                            -----------       -----------
             Operating margin.........................................        1,148,036         1,221,871
        General and administrative expense............................          993,997           973,544
        Depreciation, depletion and amortization expense..............          194,455           207,966
                                                                            -----------       -----------
             Operating income (loss)..................................          (40,416)           40,361

        Interest expense..............................................            6,030             8,179
        Capital expenditures..........................................           18,794            31,055
        Total assets..................................................      $ 4,510,918       $ 4,617,117

                              Offshore Operations
        Revenues......................................................      $ 2,609,220       $ 2,102,398
        Operation and maintenance expense.............................          824,955           538,893
                                                                            -----------       -----------
            Operating margin..........................................        1,784,265         1,563,505
        General and administrative expense............................        1,416,921         1,064,422
        Depreciation, depletion and amortization expense..............          545,050           311,168
        Accretion expense.............................................           25,921            26,385
                                                                            -----------       -----------
             Operating income (loss)..................................         (203,627)          161,530

        Capital expenditures..........................................          104,086             3,376
        Total assets..................................................      $ 9,139,741       $ 6,429,977

                                                   F-22



                                GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



                              Net Profits Interest
        Revenues......................................................      $     5,000       $      --
                                                                            -----------       -----------
            Operating margin..........................................            5,000              --
        General and administrative expense............................            1,638              --
        Depreciation, depletion and amortization expense..............              783              --
                                                                            -----------       -----------
             Operating income.........................................            2,579              --

        Total assets..................................................      $   768,125       $      --

                              Corporate Operations

        General and administrative expense............................      $    11,489       $     6,376
        Depletion.....................................................            5,123             4,452
                                                                            -----------       -----------
            Operating loss............................................          (16,612)          (10,828)

        Interest expense..............................................          151,061            87,420
        Capital expenditures..........................................           10,563            22,803
        Total assets..................................................      $ 2,271,917       $ 3,474,499

                                     Total
        Revenues......................................................      $14,987,541       $11,454,511
        Cost of natural gas purchased.................................       10,979,136         7,914,502
        Operation and maintenance expense.............................        1,071,104           754,633
                                                                            -----------       -----------
             Operating margin.........................................        2,937,301         2,785,376
        General and administrative expense............................        2,424,045         2,044,342
        Depreciation, depletion and amortization expense..............          745,411           523,586
        Accretion expense.............................................           25,921            26,385
                                                                            -----------       -----------
            Operating income (loss)...................................         (258,076)          191,063

        Interest expense..............................................          157,091            95,599
        Capital expenditures..........................................          133,444            57,234
        Total assets..................................................      $16,690,701       $14,521,593

                          Reconciliation to Net Income
        Operating margin..............................................      $ 2,937,301       $ 2,785,376
        Less:
        Depreciation, depletion and amortization expense..............          745,411           523,586
        Accretion expense.............................................           25,921            26,385
        General and administrative....................................        2,424,045         2,044,342
        Interest expense..............................................          157,091            95,599
        Income tax expense............................................          498,742              --
        Minority interest.............................................           28,824            94,060
        Plus:
        Interest income...............................................           29,119           114,265
        Gain on sale of intangible asset..............................             --             286,579
        Other income - net............................................        1,731,155            55,119
        Income tax benefit............................................             --           1,668,743
        Discontinued operations, net of taxes.........................             --             249,043
        Gain on disposal of discontinued operations, net of taxes.....             --           1,241,722
                                                                            -----------       -----------
        Net income....................................................      $   817,541       $ 3,616,875
                                                                            ===========       ===========

                                                   F-23

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

          For the years ended December 31, 2008 and 2007, the Company purchased natural gas from one supplier. Gross sales to customers representing 10% or more of total revenue for the years ended December 31, 2008 and 2007 are as follows:

                                                      Year Ended December 31,
                                                      -----------------------
                                                       2008             2007
                                                      ------           ------
          Dart Container Corporation..........          53%              56%
          Owens Corning.......................          27%              21%
          Saint Gobain Containers.............          16%              17%

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

(12)      Discontinued Operations

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

          Following are the results of operations of the Fort Cobb subsidiary for the year ended December 31, 2007.

               Operating revenues (1)....................   $   1,117,541
               Operating costs and expenses (2)..........         692,097
               General and administrative
                   expenses (3)..........................         148,074
               Other expenses, net (4)...................          28,327
                                                            -------------
               Income from discontinued
                   operations, net of taxes..............   $     249,043
                                                            =============
               Gain on disposal of discontinued
               operations, net of taxes..................   $   1,241,722
                                                            =============
               Basic and diluted income per
                   share from discontinued
                   operations............................   $        0.01
                                                            -------------

                  GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

               Basic and diluted income per
                   share from gain on disposal
                   of discontinued operations............            0.07
                                                            -------------
               Total.....................................   $        0.08
                                                            =============

               Weighted average number of
               common shares outstanding:
               Basic.....................................      17,781,059
               Diluted...................................      17,956,541


(1)  This revenue stream contains gas sales to customers of Fort Cobb.

(2) This cost is comprised of the gas purchased for sale to customers of Fort Cobb, depreciation expense, and other operating expenses.

(3) This cost is comprised of direct general and administrative expenses of Fort Cobb.

(4) This cost is comprise of interest expense, miscellaneous non-operating income, income taxes, and interest income.