Form 10-Q
period 2009-03-31
GATEWAY ENERGY CORP/NE
filed 2009-05-14
CIK 40194

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

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

                                 (713) 336-0844
                            -------------------------
                           (Issuer's telephone number)


Indicare by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes  X    No
           -----    -----

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).   Yes       No
                                                                 -----    -----

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


Large accelerated filer [ ]                    Accelerated filer [ ]

Non-accelerated filer [ ]                      Smaller reporting company [X]

Indicate by checkmark  whether the  registrant is a shell company (as defined in
Rule 12b-2 of the  Exchange  Act.) Yes       No  X
                                      -----    -----

As of May 1, 2009, the Issuer had 19,207,249 shares of its common stock outstanding.

                                    FORM 10-Q

                         Part I - Financial Information
                         ------------------------------


Item  1.         Financial Statements

                                                                            Page
                                                                            ----

                 Consolidated Balance Sheet (Unaudited)
                     as of March 31, 2009                                      3

                 Consolidated Statements of Operations (Unaudited)
                     for the three month period ended March 31, 2009
                     and March 31, 2008                                        4

                 Consolidated Statements of Cash Flows (Unaudited) for the
                     three month period ended March 31, 2009
                     and March 31, 2008                                        5

                 Notes to Consolidated Financial Statements (Unaudited)        6


Item  2.         Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      16

Item  4T.        Controls and Procedures                                      19


                           Part II - Other Information
                           ---------------------------


Item  1.          Legal Procedings                                            20

Item  2.          Unregistered Sales of Equity Securities and Use
                     of Proceeds                                              20

Item  3.          Defaults Upon Senior Securities                             20

Item  4.          Submission of Matters to a Vote of Security Holders         20

Item  5.          Other Information                                           20

Item  6.          Exhibits                                                    20



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                           March 31,     December 31,
                                                                             2009            2008
                                                                         ------------    ------------
ASSETS
Current Assets
   Cash and cash equivalents .........................................   $  3,203,723    $  1,789,029
   Accounts receivable trade, net ....................................      1,104,307         969,859
   Insurance receivable ..............................................           --         1,750,000
   Prepaid expenses and other assets .................................        545,273         176,565
                                                                         ------------    ------------
        Total current assets .........................................      4,853,303       4,685,453
                                                                         ------------    ------------

Property and Equipment, at cost
   Gas gathering, processing and transportation ......................     12,805,542      12,796,424
   Net profits production interest ...................................        779,424         763,909
   Office furniture and other equipment ..............................        147,129         143,654
                                                                         ------------    ------------
                                                                           13,732,095      13,703,987
   Less accumulated depreciation, depletion and amortization .........     (4,030,122)     (3,805,733)
                                                                         ------------    ------------
                                                                            9,701,973       9,898,254
                                                                         ------------    ------------

Other Assets
   Deferred tax assets, net ..........................................      1,273,384       1,205,000
   Intangible assets, net of accumulated amortization of $261,283 and
     $222,082 as of March 31, 2009 and December 31, 2008, respectively        726,136         765,337
   Other .............................................................        114,320         136,657
                                                                         ------------    ------------
                                                                            2,113,840       2,106,994
                                                                         ------------    ------------
        Total assets .................................................   $ 16,669,116    $ 16,690,701
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ..................................................   $    500,212    $    776,519
   Accrued expenses and other liabilities ............................        333,748         323,100
   Insurance notes payable ...........................................        326,538            --
   Current maturities of long-term debt ..............................      1,062,000       1,062,000
   Current maturities of capital lease ...............................         21,023          20,235
                                                                         ------------    ------------
        Total current liabilities ....................................      2,243,521       2,181,854
                                                                         ------------    ------------

Future asset retirement obligations ..................................      2,353,090       2,318,315
Long-term capital lease, less current maturities .....................          3,625           9,187
                                                                         ------------    ------------
        Total liabilities ............................................      4,600,236       4,509,356
                                                                         ------------    ------------

Commitments and contingencies ........................................           --              --

Stockholders' Equity
   Preferred stock - $1.00 par value; 10,000 shares authorized;
      no shares issued and outstanding ...............................           --              --
   Common stock - $0.25 par value; 35,000,000 shares authorized;
      19,207,249 shares issued and outstanding  at March 31, 2009 and
      December 31, 2008, respectively ................................      4,801,812       4,801,812
   Additional paid-in capital ........................................     17,307,458      17,284,485
   Accumulated deficit ...............................................    (10,040,390)     (9,904,952)
                                                                         ------------    ------------
        Total stockholders' equity ...................................     12,068,880      12,181,345
                                                                         ------------    ------------
        Total liabilities and stockholders' equity ...................   $ 16,669,116    $ 16,690,701
                                                                         ============    ============


              The accompanying notes are an integral part of these financial statements.

                                                   3



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                       2009            2008
                                                                                   ------------    ------------
Operating revenues
    Sales of natural gas .......................................................   $  1,153,910    $  2,773,081
    Transportation of natural gas and liquids ..................................        732,139         780,162
    Net profits income .........................................................         13,541            --
    Treating and other .........................................................        126,856         148,323
                                                                                   ------------    ------------
                                                                                      2,026,446       3,701,566
                                                                                   ------------    ------------
Operating costs and expenses
    Cost of natural gas purchased ..............................................      1,025,018       2,569,114
    Operation and maintenance ..................................................        219,370         261,015
    General and administrative .................................................        669,130         677,554
    Depreciation, depletion and amortization ...................................        263,590         186,497
    Accretion expense ..........................................................         34,775           7,574
                                                                                   ------------    ------------
Operating loss .................................................................       (185,437)           (188)

Other income (expense)
    Interest income ............................................................          4,898          11,305
    Interest expense ...........................................................        (40,424)        (43,687)
    Other income, net ..........................................................          9,343           4,951
                                                                                   ------------    ------------
                                                                                        (26,183)        (27,431)

Loss from operations before income taxes
                                                                                       (211,620)        (27,619)

Provision for income taxes
    Current income tax benefit (expense) .......................................          7,798         (46,000)
    Deferred income tax benefit (expense) ......................................         68,384            --
                                                                                   ------------    ------------
                                                                                         76,182         (46,000)
                                                                                   ------------    ------------

Net loss.......................................................................)       (135,438)        (73,619)
Net loss attributable to noncontrolling interest...............................)           --           (16,930)
                                                                                   ------------    ------------
Net loss attributable to controlling interest..................................)   $   (135,438)   $    (90,549)
                                                                                   ============    ============

Basic and diluted loss per share...............................................)   $      (0.01)   $       --
                                                                                   ============    ============

Weighted average number of common shares outstanding:
    Basic ......................................................................     19,207,249      19,026,665
    Diluted ....................................................................     19,207,249      19,026,665


                   The accompanying notes are an integral part of these financial statements.

                                                        4



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                               2009           2008
                                                                           -----------    -----------
Cash flows from operating activities
   Loss from operations ................................................   $  (135,438)   $   (73,619)
   Adjustments to reconcile loss from operations to net cash provided by operating activities:
      Depreciation, depletion and amortization .........................       263,590        186,497
      Deferred tax benefit .............................................       (68,384)          --
      Stock based compensation expense .................................        22,973         16,337
      Accretion expense ................................................        34,775          7,574
      Amortization of deferred loan costs ..............................        32,890         34,049
      Change in operating assets and liabilities:
         Accounts receivable trade .....................................      (134,448)      (619,568)
         Insurance proceeds ............................................     1,750,000           --
         Prepaid expenses and other assets .............................       (32,184)        65,450
         Accounts payable ..............................................      (276,309)       921,434
         Accrued expenses and other liabilities ........................        10,648          9,260
                                                                           -----------    -----------
              Net cash provided by operating activities ................     1,468,115        547,414
                                                                           -----------    -----------

Cash flows from investing activities
      Capital expenditures .............................................       (28,109)        (3,353)
      Other ............................................................          --              476
                                                                           -----------    -----------
              Net cash used in investing activities ....................       (28,109)        (2,877)
                                                                           -----------    -----------

Cash flows from financing activities
      Payments on borrowings ...........................................        (7,174)       (77,410)
      Deferred finance charges .........................................       (18,139)          --
      Distributions to minority partner ................................          --          (27,674)
                                                                           -----------    -----------
              Net cash used in financing activities ....................       (25,313)      (105,084)
                                                                           -----------    -----------

Net increase in cash and cash equivalents ..............................     1,414,694        439,453

Cash and cash equivalents at beginning of period .......................     1,789,029      1,807,224
                                                                           -----------    -----------
Cash and cash equivalents at end of period .............................   $ 3,203,723    $ 2,246,677
                                                                           ===========    ===========

Supplemental disclosures of cash flow information:
      Cash paid for interest ...........................................   $    17,416    $    15,456
                                                                           ===========    ===========

Supplemental schedule of noncash investing and financing activities:
         Trade note payable for insurance premiums .....................   $   328,938    $   408,703
                                                                           ===========    ===========


              The accompanying notes are an integral part of these financial statements.

                                                   5

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
March 31, 2009
(Unaudited)


(1)      Nature of Business

         Gateway Energy Corporation (the "Company," or "Gateway"), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company and Gateway Processing Company and CEU TX NPI, L.L.C. Gateway-Madisonville Pipeline, L.L.C, previously known as Gateway-ADAC Pipeline, L.L.C., is 67% owned by Gateway Pipeline Company and 33% owned by Gateway Processing Company. The Company acquired the minority interest (33%) from the prior owner (see Note 3) on July 3, 2008 and the Company now owns 100% of this venture. Access to the Company's annual reports on Form 10-K and Form 10-KSB, quarterly reports on Form 10-QSB and Form 10-Q, the Company's Code of Ethics, and current reports on Form 8-K are available at the Company's website www.gatewayenergy.com.

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


Property and Equipment

         Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the three months ended March 31, 2009, property and equipment included $80,556 of equipment financed under a capital lease, net of

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2009
(Unaudited)


$19,444 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

         For the three months ended March 31, 2009 and 2008, depreciation, depletion and amortization expense was $263,590 and $186,497, respectively. Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There have been no impairments of long-lived assets required during the three months ended March 31, 2009.

         The Company provides for future asset retirement obligations under the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations" related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability. The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the three months ended March 31, 2009 and 2008:

                                         Three Months Ended March 31,
                                        ------------------------------
                                            2009              2008
                                        ------------     -------------

                 Beginning balance      $  2,318,315     $     394,640
                 Accretion                    34,775             7,574
                                        ------------     -------------
                 Ending balance         $  2,353,090     $     402,214
                                        ------------     -------------

Refer to Note 6 for discussion of change in estimate.

Goodwill and Other Intangibles

         SFAS No. 142, "Goodwill and Other Intangible Assets" addresses the methods used to capitalize, amortize and to assess the impairment of intangible assets. In evaluating the Company's intangibles, management considered all of the criteria set forth in SFAS No. 142 for determining useful life. Management performs our annual impairment test for intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of impairment reviews for intangible assets in 2008 nor were there any indication that intangible assets were impaired during the three months ended March 31, 2009.

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



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2009
(Unaudited)


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

         During the first quarter of 2009, the Company received insurance proceeds in the amount of $2 million less the deductible of $250,000. These proceeds were attributable to the damage at the Crystal Beach facility. The
Company recorded a receivable at December 31, 2008 of $1.75 million for the receivable less the already recorded amount of $51,344.

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

                                                                Three Months Ended
                                                                     March 31,
                                                          ------------------------------
                                                              2009              2008
                                                          ------------      ------------
       Weighted average number of common shares
           outstanding...............................       19,207,249        19,026,665
       Effect of dilutive securities.................             --                --
                                                          ------------      ------------
       Weighted average dilutive common shares
           outstanding...............................       19,207,249        19,026,665
                                                          ============      ============

       Net loss......................................     $   (135,438)     $    (90,549)
                                                          ============      ============

       Basic and diluted loss per common share:......     $      (0.01)     $       --
                                                          ============      ============


Accounting Pronouncements and Recent Regulatory Developments

         In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and

                                       8

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2009
(Unaudited)


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

         In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interest in Consolidated Financial Statements--an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests, formerly known as minority interests, in a subsidiary and for the deconsolidation of a subsidiary. It requires that noncontrolling interests be reported as equity in the consolidated balance sheet and requires that net income attributable to controlling interest and to noncontrolling interests be shown separately on the face of the statement of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and we have adopted SFAS No. 160 as of January 1, 2009. As a result of our adoption, we modified our consolidated statement of operations to separately present net loss attributable to controlling interest of $(90,549) for the three months ended March 31, 2008 and net income attributable to noncontrolling interests of $16,930 for the three months ended March 31, 2008. For the three months ended March 31, 2009, there were no noncontrolling interests.

         In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from SFAS No. 141R include the expansion of the definitions of a "business" and a "business combination." For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS No. 141R also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R did not materially impact the financial statements.

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2009
(Unaudited)


         The FASB has issued FASB Staff Position (FSP) FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This
FSP:


     o Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.

     o Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.

     o Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.

     o Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.

     o Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable.

     o Applies to all fair value measurements when appropriate.

     FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairment"s. The Company adopted SFAS No. 157 as it applies to financial assets and liabilities as of January 1, 2008 and the adoption did not have a material impact on its consolidated financial statements.

         The FASB has issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments". This FSP amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.

         FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company adopted SFAS No. 157 as it applies to financial assets and liabilities as of January 1, 2008 and the adoption did not have a material impact on its consolidated financial statements.

Use of Estimates

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's significant estimates include depreciation of long-lived assets, depletion of gas reserves, amortization of deferred loan costs, valuation of the Shipwreck asset retirement obligation, deferred tax valuation allowance, valuation of assumed liabilties, intangible lives, pipeline asset allocations, and valuation of stock based transactions. Actual results could differ from those estimates.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2009
(Unaudited)


(3)      Business Combinations

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

Pro Forma Results of Operations

         The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2008 are presented as if the above named acquisitions had been made on January 1, 2008. The operations of the above-named acquisitions have been included in the statement of operations since the acquisition effective dates disclosed above. The pro forma consolidated results of operations include adjustments to give effect to the change in depreciation rates as well as certain other adjustments.


                                      Three months ended March 31, 2008

                                                                     CEU TX
                                        GEC            ADAC          NPI,LLC          TOTAL
----------------------------------------------------------------------------------------------
Revenues.........................  $ 3,701,566     $      --       $   142,382     $ 3,843,948
Operating costs and other
(income) expenses................    3,746,115          16,930          22,458       3,751,643
                                   -----------     -----------     -----------     -----------
Income from continuing
operations before taxes..........      (44,549)         16,930         119,924          92,305

Income tax expense...............     (46,000)          (5,756)        (40,774)        (92,530)
                                   -----------     -----------     -----------     -----------
Net loss.........................  $  (90,549)     $    11,174     $    79,150     $      (225)
                                   ===========     ===========     ===========     ===========
Basic and diluted earnings per
share............................  $     --        $      --       $      --       $      --
                                   ===========     ===========     ===========     ===========


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

         Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the three months ended
March 31, 2009 and 2008 includes compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2009
(Unaudited)


         As a result of SFAS No. 123R, compensation cost related to non-qualified stock options recognized for the three months ended March 31, 2009 and 2008 was $22,973 and $16,337, respectively. We view all awards of share-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the fair value of the award on a straight-line basis over the life of the award.

         We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the value of the stock on the date of exercise. During the three months ended March 31, 2009, there were no options exercised. In addition, we receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. We record this deduction as a tax asset with a corresponding amount recorded as additional paid-in capital when we can receive a tax cash savings from these awards. Due to the Company having significant unused net operating-loss carryforwards, the recording of this tax benefit is deferred until such tax savings is realized.

         The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the Company to make the following assumptions:

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

         At March 31, 2009, there was $114,425 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of three years.

The following table represents stock option activity for the three months ended March 31, 2009:

                                                                                      Weighted           Intrinsic
                                                                   Weighted            Average           Value of
                                                                    Average          Contractual       Options as of
                                                                   Exercise           Terms (in          March 31,
                                                 Shares              Price             years)              2008
                                             ----------------    --------------     --------------    ----------------
Options outstanding, beginning of period..       1,038,947             $0.53              3.43
Options granted...........................          25,000              0.44              4.84
Options canceled..........................         (57,500)             0.70                --
Options exercised.........................              --                --                --
                                                 ---------
Options outstanding, end of period........       1,006,447             $0.51              3.23          $  18,400
                                                 =========                                              =========
Options exercisable, end of period........         521,667             $0.40              2.81          $  15,400
                                                 =========                                              =========

         The market value of the Company's common stock on March 31, 2009 was $0.39 per share.


(5)      Debt

Trade Notes Payable

         During 2008, the Company executed premium finance agreements for its insurance premiums. The total of the notes was $408,703 with an interest rate of 7.10%. The notes required monthly principal and interest payments. The amount of the monthly payment varies depending on any changes in coverage and policy renewal period changes. These notes were paid in full during December 2008.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2009
(Unaudited)


         In January 2009, the Company executed a premium finance agreement for its insurance premiums. The total of the note was $328,938 with an interest rate of 6.40%. The note requires monthly principal and interest payments. The amount of the monthly payment varies depending on any changes in coverage and policy renewal period changes.

Long-term Debt

         Long-term debt at March 31, 2009 consisted of the following:

                  Trade note payable - Insurance......  $   326,538
                  Revolving credit facility...........    1,062,000
                                                        -----------
                                                          1,388,538
                  Less current maturities.............   (1,388,538)
                                                        -----------
                                                        $      --
                                                        ===========
Revolving Credit Facility

         On August 23, 2007, the Company entered into a Credit Agreement (the "Agreement") with a bank (the "Lender"), regarding a revolving credit facility provided by Lender to the Company. The original borrowing base under the Agreement has been established at $2.5 million, which may be increased at the discretion of the Lender to an amount not to exceed $20 million. The credit facility is secured by a portion of the Company's assets and has a term of two years maturing in August 2009. Interest on outstanding balances will accrue at Lender's prime rate, plus one percent, with a minimum rate of 5.00%. In connection with the acquisition of the minority interest in the Madisonville pipeline as well as the net profits interest in the Madisonville Field assets, the Company borrowed $1,362,000 on the credit facility. As of March 31, 2009, the balance was $1,062,000, the interest rate was 5% and the available borrowings were $1,438,000. Due to the maturing of the Agreement in August 2009, the Company is currently in negotiations with the Lender to renew the Agreement; however, there is no guarantee that the Lender will renew the Agreement.

Letters of Credit

         At March 31, 2009, the Company had outstanding letters of credit for gas purchases totaling $900,000.

(6)      Change in Estimate

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

         The adjustment increased the book value of the asset and corresponding liability. The increase in the liability, as discussed above, better depicts the fair value of the abandonment of the asset. The adjustment itself is considered a change in estimate as defined by SFAS No. 154, "Accounting Changes and Error Corrections," which requires disclosure in the financial statements.

(7)      Commitments and Contingencies

         From time to time the Company is involved in litigation concerning its properties and operations. There is no known or pending litigation expected to have a material effect on the Company's consolidated financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2009
(Unaudited)


(8)      Financial Instruments

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

(9)      Segments, Major Customers and Concentrations

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

         Summarized financial information for the periods indicated of the Company's reportable segments from continuing operations is as follows:

                                                                            Three Months Ended March 31,
                                                                          ---------------------------------
                                                                               2009                 2008
                                                                          -------------       -------------
                               Onshore Operations
        Revenues......................................................    $   1,217,040       $   2,888,422
        Cost of natural gas purchased.................................        1,025,018           2,569,114
        Operation and maintenance expense.............................           57,215              71,346
                                                                          -------------       -------------
             Operating margin.........................................          134,807             247,962
        Depreciation and amortization expense.........................           47,803              48,986
                                                                          -------------       -------------
             Operating income.........................................           87,004             198,976
                                                                          -------------       -------------

        Interest expense..............................................            1,077               1,753
        Capital expenditures..........................................            6,420                --

        Total assets..................................................    $   4,181,463       $   5,160,118

                              Offshore Operations
        Revenues......................................................    $     795,865       $     813,144
        Operation and maintenance expense.............................          162,155             189,669
                                                                          -------------       -------------
            Operating margin..........................................          633,710             623,475
        Depreciation and amortization expense.........................          208,185             136,314
        Accretion expense.............................................           34,775               7,574
                                                                          -------------       -------------
             Operating income.........................................          390,750             479,587
                                                                          -------------       -------------
        Interest expense..............................................             --                  --
        Capital expenditures..........................................            2,700               2,454

        Total assets..................................................    $   7,629,356       $   6,472,120

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2009
(Unaudited)


                              Net Profits Interest
        Revenues......................................................    $      13,541       $        --
                                                                          -------------       -------------
            Operating margin..........................................           13,541                --
        Depletion expense.............................................            5,755                --
                                                                          -------------       -------------
             Operating income.........................................            7,786                --
                                                                          -------------       -------------

        Interest expense..............................................             --                  --
        Capital expenditures..........................................           15,513                --

        Total assets..................................................    $     791,427       $        --

                              Corporate Operations

        General and administrative expenses...........................    $     669,130       $     677,554
        Depreciation and amortization expense.........................            1,847               1,197
                                                                          -------------       -------------
            Operating loss............................................         (670,977)           (678,751)

        Interest expense..............................................           39,347              41,934
        Capital expenditures..........................................            3,476                 899

        Total assets..................................................    $   4,066,870       $   4,091,214

                                     Total
        Revenues......................................................    $   2,026,446       $   3,701,566
        Cost of natural gas purchased.................................        1,025,018           2,569,114
        Operation and maintenance expense.............................          219,370             261,015
                                                                          -------------       -------------
             Operating margin.........................................          782,058             871,437
        General and administrative expenses...........................          669,130             677,554
        Depreciation, depletion and amortization expense..............          263,590             186,497
        Accretion expense.............................................           34,775               7,574
                                                                          -------------       -------------
            Operating loss............................................         (185,437)               (188)

        Interest expense..............................................           40,424              43,687
        Capital expenditures..........................................           28,109               3,353

        Total assets..................................................    $  16,669,116       $  15,723,452


                           Reconciliation to Net Loss
        Operating margin..............................................    $     782,058       $     871,437
        Less:
        Depreciation, depletion and amortization......................          263,590             186,497
        Accretion and changes in estimates............................           34,775               7,574
        General and administrative....................................          669,130             677,554
        Interest expense..............................................           40,424              43,687
        Income tax expense............................................             --                46,000

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2009
(Unaudited)


        Plus:
        Interest income...............................................            4,898              11,305
        Income tax benefit............................................           76,182                --
        Other income (expense) - net..................................            9,343               4,951
                                                                          -------------       -------------
        Net loss......................................................         (135,438)            (73,619)
        Net loss attributable to noncontrolling interest..............             --               (16,930)
                                                                          -------------       -------------
        Net loss attributable to controlling interest.................    $    (135,438)      $     (90,549)
                                                                          =============       =============

Item  2. Management's Discussion and Analysis or Plan of Operations.
         -----------------------------------------------------------

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance, and our future operations. In some cases, you can identify these forward-looking statements by the use of words such as "may," "will," "should," "anticipates," "believes,"
"expects," "plans," "future," "intends," "could," "estimate," "predict,"
"potential," "continue," or the negative of these terms or other similar expressions. These statements are only our predictions. Our actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2008, and our quarterly reports on Form 10-QSB and 10-Q.
We cannot guarantee future results, levels of activities, performance, or achievements. We undertake no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

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

         Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board
("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There have been no impairments of long-lived assets recorded during the three months ended March
31, 2009.

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

Use of Estimates

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's significant estimates include depreciation of long-lived assets, depletion of gas reserves, amortization of deferred loan costs, valuation of the Shipwreck asset retirement obligation, deferred tax valuation allowance, valuation of assumed liabilties, intangible lives, pipeline asset allocations, and valuation of stock based transactions. Actual results could differ from those estimates.


Results of Operations

General

         The Henry Hub closing index price for natural gas during the three months ended March 31, 2009 averaged $4.91 per MMBtu, compared to $8.03 for the same period of the prior year. In the accompanying consolidated financial statements, the Company's revenues from sales of natural gas, along with the cost of natural gas purchased, increased proportionately from prior year levels. Because the Company buys and sells gas under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices to minimize commodity price risk, the Company's net operating margin is relatively insensitive to fluctuations in the market price of gas. Accordingly, the Company evaluates each of its activities based on the operating margin it produces. The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. Management reviews and evaluates the operations of three main segments--Onshore operations, Offshore operations and Net Profits Interest.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total Operations
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2009            2008
                                                     ----------      ----------
       Revenues..................................    $2,026,446      $3,701,566
       Operating margin..........................       782,058         871,437
       Depreciation, depletion and amortization..       263,590         186,497

         Operating margins for the three months ended March 31, 2009 decreased $89,000 compared to the same period of the prior year. Onshore operating margin decreased $113,000, Offshore operating margin increased by $10,000 and the Net Profits Interest operating margin increased by $14,000. These segments are discussed individually below in greater detail.

Onshore Operations
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2009            2008
                                                     ----------      ----------
        Revenues.................................    $1,217,040      $2,888,422
        Operating margin.........................       134,807         247,962
        Depreciation and amortization............        47,803          48,986

         Operating margins for onshore operations decreased in the first quarter by $113,000 from the same period of the prior year. The decrease was due to a reduction in sales volumes on the Company's Waxahachie distribution system as well as reduced throughput on the Madisonville pipeline system. The Company expects the sales volumes on the Waxahachie distribution system to increase in the upcoming quarters and the throughput volumes on the Madisonville pipeline system to increase during the second quarter as the producer has announced that they are installing a compressor to lower the pressure in the field which will increase the produced volume. They also have plans to workover one well and complete another and connect it to the treaitng plant.

Offshore Operations
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2009            2008
                                                     ----------      ----------
        Revenues..................................   $  795,865      $  813,144
        Operating margin..........................      633,710         623,475
        Depreciation and amortization.............      208,185         136,314

         Operating margins for offshore operations increased in the first quarter by $10,000 from the same period of the prior year. The increase was due to increased throughput on the Company's East Cameron 359 pipeline as a new well was brought online during the first quarter, offset by reduced throughput volumes on the Pirates' Beach system as well as other systems due to downtime from hurricanes Gustav and Ike. The Company believes that volumes that are down due to the hurricanes will come back online, however, the timeframe is unknown. Depreciation and amortization expense increased by $72,000 due to the change in estimate on the asset retirement obligation for the Shipwreck platform.

Net Profits Interest
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2009            2008
                                                     ----------      ----------
        Revenues..................................   $   13,541      $     --
        Operating margin..........................       13,541            --
        Depletion.................................        5,755            --

         The Net Profits Interest operating margin for the three months ended March 31, 2009 was $13,541. The Company purchased this Net Profits Interest in the Madisonville Field on December 22, 2008. As the production in the Madisonville Field continues to increase, the Company will recognize an increased margin from this interest.

Operations Support and Other Income (Expense)

         General and administrative expenses for the first quarter decreased by $8,000 compared to the same period in 2008. This decrease relates to a reduction in bonuses paid in 2008 as well as reduced public relations expenses offset by higher consulting fees.

         Interest income fluctuates directly with the average amount of cash on deposit.

         Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement.

         Interest expense for the quarter ended March 31, 2009 decreased $3,000 compared to the same period in 2008 primarily because of the lower interest rate on the outstanding balance on the Company's revolving credit facility.

         Income taxes for the first quarter 2009 consisted of $7,798 in current income tax benefit and $68,384 in deferred income tax benefit. Income tax expense for the first quarter 2008 related to the estimated alternative minimum tax for the calendar year 2007.

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

         The Company had available cash of $3,203,723 at March 31, 2009.

         Net cash provided by continuing operating activities totaled approximately $1,468,000 for the three months ended March 31, 2009, compared to $547,000 during the same period of the previous year.

         Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally-generated funds and available cash and bank borrowings as needed. The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

         In January 2009, the Company executed a premium finance agreement for its insurance premiums. The total of the note was $328,938 with an interest rate of 6.40%. The note requires monthly principal and interest payments. The amount of the monthly payment varies depending on any changes in coverage and policy renewal period changes.

         On August 23, 2007, the Company entered into a Credit Agreement (the "Agreement") with a bank (the "Lender"), regarding a revolving credit facility provided by Lender to the Company. The original borrowing base under the Agreement has been established at $2.5 million, which may be increased at the discretion of the Lender to an amount not to exceed $20 million. The credit facility is secured by a portion of the Company's assets and has a term of two years maturing in August 2009. Interest on outstanding balances will accrue at Lender's prime rate, plus one percent, with a minimum rate of 5.00%. In connection with the acquisition of the minority interest in the Madisonville pipeline as well as the net profits interest in the Madisonville Field assets, the Company borrowed $1,362,000 on the credit facility. As of March 31, 2009, the balance was $1,062,000, the interest rate was 5% and the available borrowings were $1,438,000. Due to the maturing of the Agreement in August 2009, the Company is currently in negotiations with the Lender to renew the Agreement; however, there is no guarantee that the Lender will renew the Agreement. In the event we are unable to renew the agreement, we have adequate available cash to repay all outstanding balances.

         At March 31, 2009, the Company had outstanding letters of credit for gas purchases totaling $900,000.

         Natural gas prices as represented by the NYMEX Henry Hub index averaged $4.91 and $8.03 for the three months ended March 31, 2009 and 2008, respectively. The Company's operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements. However, natural gas prices can affect exploration and development which can result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

         The Company has no off-balance sheet arrangements at March 31, 2009; however, see Note 7 to the consolidated financial statements regarding Commitments and Contingencies.


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

         There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

            May 13, 2009
---------------------------------
(Date)