Form 10-Q
period 2009-06-30
GATEWAY ENERGY CORP/NE
filed 2009-08-14
CIK 40194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the transition period from
                                      to
                          -----------    -----------

                           Commission File No. 0-6404
                                              -------

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

                        1415 Louisiana Street, Suite 4100
                                Houston, TX 77002
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (713) 336-0844
                            -------------------------
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No
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

As of July 30, 2009, the Issuer had 19,397,125 shares of its common stock outstanding.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


Part  I - Financial Information
-------------------------------

Item  1.      Financial Statements                                            3
              Consolidated Balance Sheets (unaudited) as of June 30, 2009
                  and December 31, 2008                                       3
              Consolidated Statements of Operations (Unaudited) for the
                  three and six month periods ended June 30, 2009 and
                  June 30, 2008                                               4
              Consolidated Statements of Cash Flows (Unaudited) for the
                  six month periods ended June 30, 2009 and June 30, 2008     5
              Notes to Consolidated Financial Statements (Unaudited)          6
Item  2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   17
Item  4T.     Controls and Procedures                                         21

Part  II - Other Information                                                  23
----------------------------
Item  1.      Legal Procedings                                                23
Item  2.      Unregistered Sales of Equity Securities and Use of Proceeds     23
Item  3.      Defaults Upon Senior Securities                                 23
Item  4.      Submission of Matters to a Vote of Security Holders             23
Item  5.      Other Information                                               23
Item  6.      Exhibits                                                        23

Signatures                                                                    24
----------                                                                    --

Certification of Robert Panico Pursuant to Section 302
Certification of Christopher M. Rasmussen Pursuant to Section 302
Certification of Robert Panico Pursuant to Section 906
Certification of Christopher M. Rasmussen Pursuant to Section 906



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                               June 30,      December 31,
                                                                                 2009            2008
                                                                             ------------    ------------
 ASSETS                                                                       (unaudited)     (revised)
Current Assets
   Cash and cash equivalents .............................................   $  1,649,519    $  1,789,029
   Restricted cash .......................................................      1,750,000            --
   Accounts receivable trade, net ........................................        953,152         969,859
   Notes receivable ......................................................        440,742            --
   Prepaid expenses and other assets .....................................        309,255         121,398
   Current assets of discontinued operations .............................           --         1,805,167
                                                                             ------------    ------------
        Total current assets .............................................      5,102,668       4,685,453
                                                                             ------------    ------------

Property and Equipment, at cost
   Gas gathering, processing and transportation ..........................      8,849,969       8,843,142
   Net profits production interest .......................................        779,424         763,909
   Office furniture and other equipment ..................................        147,129         143,654
                                                                             ------------    ------------
                                                                                9,776,522       9,750,705
   Less accumulated depreciation and amortization ........................     (2,552,144)     (2,371,704)
                                                                             ------------    ------------
                                                                                7,224,378       7,379,001
                                                                             ------------    ------------
Other Assets
   Deferred tax assets, net ..............................................      1,195,000       1,205,000
   Intangible assets, net of accumulated amortization of $300,484 and
     $222,082 as of June 30, 2009 and December 31, 2008, respectively ....        686,935         765,337
   Other .................................................................         44,472         136,657
   Non-current assets of discontinued operations .........................           --         2,519,253
                                                                             ------------    ------------
                                                                                1,926,407       4,626,247
                                                                             ------------    ------------
        Total assets .....................................................   $ 14,253,453    $ 16,690,701
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ......................................................   $    404,736    $    776,519
   Accrued expenses and other liabilities ................................        314,077         323,100
   Insurance  notes payable ..............................................        206,984            --
   Current maturities of long-term debt ..................................        962,000       1,062,000
   Current maturities of capital lease ...................................         19,691          20,235
                                                                             ------------    ------------
        Total current liabilities ........................................      1,907,488       2,181,854
                                                                             ------------    ------------

Long-term capital lease, less current maturities .........................           --             9,187
Non-current liabilities of discontinued operations .......................           --         2,318,315
                                                                             ------------    ------------
        Total liabilities ................................................   $  1,907,488    $  4,509,356
                                                                             ------------    ------------

Commitments and contingencies ............................................           --              --

Stockholders' Equity
   Preferred stock - $1.00 par value; 10,000 shares authorized;
      no shares issued and outstanding ...................................           --              --
   Common stock - $0.25 par value; 35,000,000 shares authorized;
      19,397,125 and 19,207,249 shares issued and outstanding  at June 30,
      2009 and December 31, 2008, respectivley ...........................      4,849,281       4,801,812
   Additional paid-in capital ............................................     17,345,269      17,284,485
   Accumulated deficit ...................................................     (9,848,585)     (9,904,952)
                                                                             ------------    ------------
        Total stockholders' equity .......................................     12,345,965      12,181,345
                                                                             ------------    ------------
        Total liabilities and stockholders' equity .......................   $ 14,253,453    $ 16,690,701
                                                                             ============    ============


                        The accompanying notes are an integral part of these financial statements.

                                                     3



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                            Three Months Ended June 30,          Six Months Ended June 30,
                                                         --------------------------------    --------------------------------
                                                              2009              2008              2009              2008
                                                         --------------    --------------    --------------    --------------
                                                                             (revised)                           (revised)
Operating revenues
    Sales of natural gas .............................   $      932,234    $    3,679,554    $    2,086,144    $    6,452,636
    Transportation of natural gas and liquids ........          711,606           603,433         1,386,755         1,171,331
    Treating and other ...............................           96,903           102,613           237,300           209,624
                                                         --------------    --------------    --------------    --------------
                                                              1,740,743         4,385,600         3,710,199         7,833,591
                                                         --------------    --------------    --------------    --------------
Operating costs and expenses
    Cost of natural gas purchased ....................          761,678         3,321,047         1,786,696         5,890,161
    Operation and maintenance ........................          186,850           204,969           374,405           385,287
    Depreciation, depletion and amortization .........          141,600           156,626           302,652           325,799
    General and administrative .......................          743,082           635,019         1,412,212         1,312,573
                                                         --------------    --------------    --------------    --------------
                                                              1,833,210         4,317,661         3,875,965         7,913,820
                                                         --------------    --------------    --------------    --------------
Operating income (loss) ..............................          (92,467)           67,939          (165,766)          (80,229)

Other income (expense)
    Interest income ..................................            6,622             5,305            11,520            16,611
    Interest expense .................................          (43,407)          (37,194)          (83,831)          (80,882)
    Other income (expense), net ......................           32,401            (3,649)           41,744             1,302
                                                         --------------    --------------    --------------    --------------
         Other expense ...............................           (4,384)          (35,538)          (30,567)          (62,969)
                                                         --------------    --------------    --------------    --------------

Income (loss) from operations before income taxes and
    discontinued operations ..........................          (96,851)           32,401          (196,333)         (143,198)

Income tax benefit (expense) .........................            2,914              (395)           79,096            63,922
                                                         --------------    --------------    --------------    --------------

Income (loss) from continuing operations .............          (93,937)           32,006          (117,237)          (79,276)

Discontinued operations, net of taxes
    Income (loss) from discontinued operations, net of
    taxes ............................................          (39,255)          154,015          (151,393)          191,675
    Gain on disposal of assets, net of taxes .........          324,997              --             324,997              --
                                                         --------------    --------------    --------------    --------------
Income from discontinued operations ..................          285,742           154,015           173,604           191,675

Net income ...........................................          191,805           186,021            56,367           112,399
Net income attributable to noncontrolling interest ...             --             (11,896)             --             (28,824)
                                                         --------------    --------------    --------------    --------------
Net income attributable to controlling interest ......   $      191,805    $      174,125    $       56,367    $       83,575
                                                         ==============    ==============    ==============    ==============

Basic and diluted income per share:
Continuing operations ................................   $         --      $         --      $        (0.01)   $        (0.01)
Discontinued operations ..............................             0.01              0.01              0.01              0.01
                                                         --------------    --------------    --------------    --------------
Net income ...........................................   $         0.01    $         0.01    $         --      $         --
                                                         ==============    ==============    ==============    ==============

Weighted average number of common shares outstanding
    Basic ............................................       19,209,336        19,062,313        19,208,298        19,044,587
    Diluted ..........................................       19,219,611        19,240,228        19,223,033        19,184,029


                          The accompanying notes are an integral part of these financial statements.

                                                               4



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                             Six Months Ended June 30,
                                                                            --------------------------
                                                                                2009           2008
                                                                            -----------    -----------
                                                                                            (revised)
Cash flows from operating activities - continuing operations
   Income from continuing operations ....................................   $  (117,237)   $   (79,276)
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation, depletion and amortization ..........................       302,652        325,799
      Deferred tax benefit ..............................................       (90,000)        14,420
      Stock based compensation expense ..................................       108,253        113,353
      Net income attributable to noncontrolling interests ...............          --           28,824
      Amortization of deferred loan costs ...............................        67,813         76,143
      Change in operating assets and liabilities:
         Accounts receivable trade ......................................        16,706       (618,381)
         Prepaid expenses and other assets ..............................       201,527        130,520
         Accounts payable ...............................................      (351,912)       223,949
         Accrued expenses and other liabilities .........................       (52,037)       (63,003)
                                                                            -----------    -----------
              Net cash provided by operating activities .................        85,765        152,348
                                                                            -----------    -----------

Cash flows from investing activities - continuing operations
      Capital expenditures ..............................................       (25,817)       (20,003)
      Restricted cash for asset acquisition .............................          --         (605,425)
      Other .............................................................          --              475
                                                                            -----------    -----------
              Net cash used in investing activities .....................       (25,817)      (624,953)
                                                                            -----------    -----------

Cash flows from financing activities - continuing operations
      Payments on borrowings ............................................      (231,684)      (943,462)
      Proceeds from borrowings ..........................................          --          600,000
      Restricted cash on credit facility ................................    (1,750,000)          --
      Deferred financing costs ..........................................       (18,139)          --
      Distributions to minority partner .................................          --          (39,821)
                                                                            -----------    -----------
              Net cash used in financing activities .....................    (1,999,823)      (383,283)

Net decrease in cash and cash equivalents from continuing operations ....    (1,939,875)      (855,888)
                                                                            -----------    -----------

Discontinued operations:
   Net cash provided by discontinued operating activities ...............     1,803,065        280,144
   Net cash used in discontinued investing activities ...................        (2,700)       (13,547)
   Net cash provided by discontinued financing activities ...............          --             --
                                                                            -----------    -----------

Net increase in cash and cash equivalents from discontinued operations ..     1,800,365        266,597
                                                                            -----------    -----------

Net decrease in cash and cash equivalents ...............................      (139,510)      (589,291)
Cash and cash equivalents at beginning of period ........................     1,789,029      1,807,224
                                                                            -----------    -----------
Cash and cash equivalents at end of period ..............................   $ 1,649,519    $ 1,217,933
                                                                            ===========    ===========

Supplemental disclosures of cash flow information:
   Income taxes paid ....................................................   $    33,000    $    46,000
   Cash paid for interest ...............................................        36,172         28,682

Supplemental schedule of noncash investing and financing activities:
    Trade note payable for insurance premiums ...........................   $   328,938    $   408,703
                                                                            ===========    ===========


               The accompanying notes are an integral part of these financial statements.

                                                    5

(1)      Nature of Business

         Gateway Energy Corporation (the "Company," or "Gateway"), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company and Gateway Processing Company and CEU TX NPI, L.L.C. Gateway-Madisonville Pipeline, L.L.C, previously known as Gateway-ADAC Pipeline, L.L.C., is 67% owned by Gateway Pipeline Company and 33% owned by Gateway Processing Company. The Company acquired the minority interest (33%) from the prior owner (see Note 3) on July 3, 2008 and the Company now owns 100% of this venture. Access to the Company's annual reports on Form 10-K and Form 10-KSB, quarterly reports on Form 10-QSB and Form 10-Q, the Company's Code of Ethics, and current reports on Form 8-K are available at the Company's website www.gatewayenergy.com.
                                           ---------------------

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

Principles of Consolidation

         The Company consolidates the financial statements of its majority-owned and wholly-owned subsidiaries. The portion of Gateway-ADAC Pipeline L.L.C. (through June 30, 2008) not owned by the Company is recorded as noncontrolling interest. All significant intercompany transactions have been eliminated in consolidation.

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

Property and Equipment

         Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the six months ended June 30, 2009, property and equipment included $79,222 of equipment financed under a capital lease, net of $20,278 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

         For the three and six months ended June 30, 2009 and 2008, depreciation, depletion and amortization expense was $141,600 and $156,626 and $302,652 and $325,799, respectively. Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There have been no impairments of long-lived assets required during the six months ended June 30, 2009.

Future Asset Retirement Obligation

         The Company provides for future asset retirement obligations under the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability. The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the six months ended June 30, 2009 and 2008:

                                              Six Months Ended June 30,
                                            ----------------------------
                                               2009             2008
                                            -----------      -----------

                 Beginning balance          $ 2,318,315      $   394,640
                 Accretion                       69,549           13,689
                 Sale of asset               (2,387,864)            --
                                            -----------      -----------
                 Ending balance             $      --        $   408,329
                                            -----------      -----------



Refer to Note 4 for discussion of sale, effective June 30, 2009, of the Shipwreck platform.

Refer to Note 7 for discussion of change in estimate.

Goodwill and Other Intangibles

         SFAS No. 142, "Goodwill and Other Intangible Assets" addresses the methods used to capitalize, amortize and to assess the impairment of intangible assets. In evaluating the Company's intangibles, management considered all of the criteria set forth in SFAS No. 142 for determining useful life. Management performs our annual impairment test for intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of impairment reviews for intangible assets in 2008 nor was there any indication that intangible assets were impaired during the six months ended June 30, 2009.

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

Restricted Cash

         Restricted cash is related to the collateral for letters of credit and credit facility with a bank.

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

         In June 2009, the Company completed the sale of the Crystal Beach facility and related Shipwreck system (see Note 4).

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


Earnings Per Share

         Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.
Diluted earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.
Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.
Accordingly, 10,275 and 189,431 shares of common stock for the three months ended June 30, 2009 and June 30, 2008, respectively, and 14,735 and 211,070 shares of common stock for the six months ended June 30, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect. Earnings per common share were computed as follows:

                                                    Three Months Ended               Six Months Ended
                                                          June 30,                       June 30,
                                               ----------------------------    ----------------------------
                                                   2009            2008            2009            2008
                                               ------------    ------------    ------------    ------------
Weighted average number of common shares
    outstanding ............................     19,209,336      19,062,313      19,208,298      19,044,587
Effect of dilutive securities ..............         10,275         177,915          14,735         139,442
                                               ------------    ------------    ------------    ------------
Weighted average dilutive common shares
    outstanding ............................     19,219,611      19,240,228      19,223,033      19,184,029
                                               ============    ============    ============    ============

Income (loss) from continuing operations ...        (93,937)         32,006        (117,237)        (79,276)
Income from discontinued operations, net of
    taxes ..................................        285,742         154,015         173,604         191,675
Net income attributable to noncontrolling
    interests ..............................           --           (11,896)           --           (28,824)
                                               ------------    ------------    ------------    ------------
Net income attributable to controlling
    interests ..............................   $    191,805    $    174,125    $     56,367    $     83,575
                                               ============    ============    ============    ============

Basic and diluted income per common share:
Continuing operations ......................   $       --      $       --      $      (0.01)   $      (0.01)

Less:  income attributable to noncontrolling
    interests ..............................           --              --              --              --
Discontinued operations ....................           0.01            0.01            0.01            0.01
                                               ------------    ------------    ------------    ------------
Net income .................................   $       0.01    $       0.01    $       --      $       --
                                               ============    ============    ============    ============

                                                      8

Accounting Pronouncements and Recent Regulatory Developments

         The Financial Accounting Standards Board ("FASB") issued FASB Staff Position (FSP) FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP:

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

         FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". The Company adopted SFAS No. 157 as it applies to financial assets and liabilities as of January 1, 2008 and the adoption did not have a material impact on its consolidated financial statements.

         The FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments". This FSP amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.

         FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2. The Company adopted SFAS No. 157 as it applies to financial assets and liabilities as of January 1, 2008 and the adoption did not have a material impact on its consolidated financial statements.

         The FASB has issued FASB Statement No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 provides:

     o The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

     o The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

     o The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

         SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company has adopted and will follow the guidance in SFAS 165 for all prospective subsequent event transactions and disclosures.

         The FASB issued FASB Statement No. 168, the "FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

         When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.

         When effective, the Company will utilize SFAS No. 168 as authoritative guidance over accounting transactions.

         The SEC has published a Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices.

         The new disclosure requirements are effective for registration statements filed on or after January 1, 2010, and for annual reports on Forms 10-K and 20-F for fiscal years ending on or after December 31, 2009. A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required.

         The Company estimates that the adoption of this rule will have no effect on the financial statements.

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

Pro Forma Results of Operations

         The following unaudited pro forma consolidated results of operations for the three months and six months ended June 30, 2008 are presented as if the above named acquisitions had been made on January 1, 2008. The operations of the above-named acquisitions have been included in the statement of operations since the acquisition effective dates disclosed above. The pro forma consolidated results of operations include adjustments to give effect to the change in depreciation rates as well as certain other adjustments.




                                              Three months ended June 30, 2008
                                      GEC             ADAC      CEU TX NPI, LLC      TOTAL
==============================================================================================
Operating revenues ...........   $   4,665,991   $        --     $     218,133   $   4,884,124
Net income ...................         174,125           7,851         129,350         311,326
Basic and diluted earnings
    per share ................   $        0.01   $        --     $        0.01   $        0.02
                                 =============   =============   =============   =============



                                              Six months ended June 30, 2008
                                      GEC             ADAC      CEU TX NPI, LLC      TOTAL
==============================================================================================
Operating revenues ...........   $   8,367,558   $        --     $     360,516   $   8,728,074
Net income ...................          83,575          19,024         208,500         311,099
Basic and diluted earnings
    per share ................   $        --     $        --     $        0.01   $        0.02
                                 =============   =============   =============   =============


(4)      Discontinued Operations

Sale of the Crystal Beach Terminal and Shipwreck and Pirates' Beach Gathering Systems

         On June 30, 2009, the Company sold its Shipwreck gathering system consisting of an offshore platform and related pipelines, as well as a related onshore facility known as the Crystal Beach terminal (the "Shipwreck/Crystal
Beach Assets"). In a separate transaction, the Company also sold its Pirates'
Beach gathering system (the "Pirates' Beach Assets").

         The Shipwreck/Crystal Beach Assets were sold to Impact Exploration &
Production, LLC for consideration consisting of $200,000, payable in four quarterly installments, and the assumption of liabilities, including abandonment and retirement obligations with an effective date of June 30, 2009. As a result of the sale, the Company recognized a pre tax gain of $371,743.

         The Pirates' Beach Assets were sold to Emerald Gathering and
Transportation, L.L.C. for consideration consisting of $300,000, of which $50,000 was paid at closing, with the balance payable in five monthly installments, and the assumption of liabilities, including abandonment and retirement obligations with an effective date of June 1, 2009. As a result of the sale, the Company recognized a pre tax gain of $102,660.

         Accordingly, prior period financial statement amounts have been adjusted to give effect to these dispositions as discontinued operations.

         Following are the results of operations of the Crystal Beach Terminal and Shipwreck and Pirates' Beach gathering systems for the periods presented:


                                 Three Months Ended June 30,          Six Months Ended June 30,
                               --------------------------------   --------------------------------
                                     2009              2008             2009              2008
                               --------------------------------   --------------------------------
Operating revenues (1) ....    $       74,974    $      280,391   $      131,964    $      533,967
Operating costs and
  expenses (2) .............          163,727           123,351          332,855           228,950
Income (loss) from
  discontinued operations,
  net of taxes .............          (39,255)          154,015         (151,393)          191,675
Gain on disposal of
  discontinued operations,
  net of taxes .............          324,997              --            324,997              --

Basic and diluted income
  (loss) per share from
  discontinued operations ..   $         --      $         0.01   $        (0.01)   $         0.01

Basic and diluted income
  per share from gain on
  disposal of discontinued
  operations ...............   $         0.01    $         --     $         0.01    $         --
                               --------------    --------------   --------------    --------------
Total ......................   $         0.01    $         0.01   $         --      $         0.01
                               ==============    ==============   ==============    ==============

Weighted average number of
  common shares outstanding:
Basic ......................       19,209,336        19,062,313       19,208,298        19,044,587
Diluted ....................       19,219,611        19,240,228       19,223,033        19,184,029


(1)  This revenue is based on billings to producers for transportation services.

(2) This cost is comprised of operations and maintenance expense, depreciation expense, and accretion expenses.


(5)      Stock-Based Compensation Plans

         The Company's 2007 Equity Incentive Plan provides for stock-based compensation for officers, employees and non-employee directors.

         The Company accounts for stock based compensation under the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). The options generally vest ratably over three years and expire between five and ten years.

         Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the six months ended June
30, 2008 includes compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

         Compensation cost related to non-qualified stock options recognized for the three months ended June 30, 2009 and 2008 was $25,279 and $28,016, respectively. For the six months ended June 30, 2009 and 2008, compensation cost was $48,251 and $44,353, respectively. The Company views all awards of share-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the fair value of the award over the requisit service period.

         The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the value of the stock over the strike price received on the date of exercise.
During the six months ended June 30, 2009, there were no options exercised. In addition, the Company receives an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. The Company records these deductions as a tax asset with a corresponding amount recorded as additional paid-in capital when the Company can receive a tax cash savings from these awards. Due to the Company having significant unused net operating-loss carryforwards, the recording of this tax benefit is deferred until such tax savings is realized.

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

         At June 30, 2009, there was $149,208 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of three years.

The following table represents stock option activity for the six months ended
June 30, 2009:

                                                                                      Weighted           Intrinsic
                                                                   Weighted            Average           Value of
                                                                    Average          Contractual       Options as of
                                                                   Exercise           Terms (in          June 30,
                                                 Shares              Price             years)              2009
                                             ----------------    --------------     --------------    ----------------
Options outstanding, beginning of period..       1,038,947             $0.53              3.43
Options granted...........................         417,500              0.32              4.87
Options canceled or expired...............         (82,500)             0.59               --
Options exercised.........................            --                --                 --
                                                 ---------
Options outstanding, end of period........       1,373,947             $0.46              3.50          $  39,420
                                                 =========                                              =========

Options exercisable, end of period........         665,482             $0.45              2.64          $  14,300
                                                 =========                                              =========

         The market value of the Company's common stock on June 30, 2009 was $0.38 per share.

         The weighted-average grant-date fair value of options granted during the six months ended June 30, 2009 was $0.15 per share.

         During the second quarter of 2009, the Company made a stock grant of 189,876 restricted shares of common stock to the Company's Board of Directors.
The value of the stock grant was $0.315 per share and was recognized as Board compensation expense.

(6)      Debt

         The Company's outstanding debt at June 30, 2009 consisted of the following:

             Trade note payable - Insurance........     $   206,984
             Revolving credit facility.............         962,000
                                                        -----------
                                                          1,168,984
             Less current maturities...............      (1,168,984)
                                                        -----------
                                                        $      --
                                                        ===========
Trade Notes Payable

         In January 2009, the Company executed a premium finance agreement for its insurance premiums. The total of the note was $328,938 with an interest rate of 6.40%. The note requires monthly principal and interest payments. The amount of the monthly payment varies depending on any changes in coverage and policy renewal period changes.

Revolving Credit Facility

         On August 23, 2007, the Company entered into a Credit Agreement (the "Agreement") with a bank (the "Lender"), regarding a revolving credit facility provided by Lender to the Company. The original borrowing base under the Agreement had been established at $2.5 million, which may be increased at the discretion of the Lender to an amount not to exceed $20 million. The credit facility is secured by a portion of the Company's assets and has a term of two years maturing in August 2009. Interest on outstanding balances will accrue at Lender's prime rate, plus one percent, with a minimum rate of 5.00%. In connection with the acquisition of the minority interest in the Madisonville pipeline as well as the net profits interest in the Madisonville Field assets, the Company borrowed $1,362,000 on the credit facility. As of June 30, 2009, the balance was $962,000 and the interest rate was 5%. Due to the maturing of the Agreement in August 2009, the Company is currently in negotiations with the Lender to renew the Agreement; however, there is no guarantee that the Lender will renew the Agreement.

         The Company completed the sale of the Crystal Beach Terminal and Shipwreck and Pirates' Beach Gathering Systems effective June 30, 2009 (see Note
4). As these sales involved collateral under the Company's credit agreement, the credit agreement was amended to reduce the borrowing base to $1.6 million. The Company is currently considering pledging additional available assets as collateral to restore the borrowing base to its prior level of $2.5 million or greater.

Letters of Credit

         At June 30, 2009, the Company had outstanding letters of credit for gas purchases totaling $900,000.

(7)      Change in Estimate

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

         Prior to the sale of the Shipwreck Platform and based on the current market value of the asset along with the recent interest and inflation rate activity, the Company had adjusted these aforementioned assumptions. Specifically, subsequent to hurricane Ike and in light of the recent decline in energy prices experienced during 2008, the fair value of the cost to abandon the facility was increased. Additionally, the life of the platform was reevaluated to better approximate the estimated time until the potential abandonment occurs. The production which flows through the platform was also a factor in the change in assumptions. It is projected to increase significantly which increases the value and life of the asset.

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



(9)      Financial Instruments

         The carrying amount of cash and cash equivalents, restricted cash, certificates of deposit, trade and insurance receivables, trade payables and short-term borrowings approximate fair value because of the short maturity of those instruments. The carrying amount of the term note approximates fair value because of its variable interest rate. The fair value of the Company's financial instruments is based upon current borrowing rates available for financings with similar terms and maturities, and is not representative of the amount that could be settled, nor does the fair value amount consider the tax consequences, if any, of settlement.

(10)     Segment Disclosures

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

         The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements. The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses. Such amounts are before general and administrative expense, depreciation and amortization expense, accretion expense, interest income or expense or income taxes. Operating margin is not a GAAP measure but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating income, which is its nearest comparable GAAP financial measure, is included in the tables below.

         Summarized financial information for the three and six months ended
June 30, 2009 and 2008 of the Company's reportable segments from continuing operations is as follows:

                                                        Three Months Ended               Six Months Ended
                                                              June 30,                       June 30,
                                                    --------------------------     ----------------------------
                                                        2009           2008            2009            2008
                                                    -----------    -----------     -----------      -----------
                  Onshore Operations
        Revenues.................................   $   993,002    $ 3,775,130     $ 2,210,042      $ 6,663,554
        Cost of natural gas purchased.............      761,678      3,321,047       1,786,696        5,890,161
        Operation and maintenance expense.........       54,006         57,705         111,221          129,052
                                                    -----------    -----------     -----------      -----------
            Operating margin......................      177,318        396,378         312,125          644,341
        General and administrative expense........         --              181            --                231
        Depreciation and amortization
           expense................................       24,197         49,115          72,000           98,102
                                                    -----------    -----------     -----------      -----------
            Operating income......................      153,121        347,082         240,125          546,008

        Interest expense..........................          891          1,593           1,968            3,346
        Capital expenditures......................          408           --             6,826             --

        Total assets..............................    4,027,882      4,818,381       4,027,882        4,818,381

                  Offshore Operations
        Revenues.................................   $   762,091    $   610,470     $ 1,500,966      $ 1,170,037
        Operation and maintenance expense.........      132,844        147,264         263,184          256,235
                                                    -----------    -----------     -----------      -----------
            Operating margin......................      629,247        463,206       1,237,782          913,802
        Depreciation and amortization
           expense................................      105,648        106,333          211,295         225,321
                                                    -----------    -----------     -----------      -----------
            Operating income......................      523,599        356,873       1,026,487          688,481

        Interest expense..........................         --             --              --               --
        Capital expenditures......................         --             --              --             19,105

        Total assets..............................    5,431,944      6,425,840       5,431,944        6,425,840

                 Net Profits Interest
        Revenues (loss)...........................  $   (14,350)   $      --       $      (809)     $      --
                                                    -----------    -----------     -----------      -----------
            Operating margin (loss)...............      (14,350)          --              (809)            --
        Depletion expense.........................       10,157           --            15,912             --
                                                    -----------    -----------     -----------      -----------
             Operating loss.......................      (24,507)          --           (16,721)            --
                                                    -----------    -----------     -----------      -----------

        Interest expense..........................         --             --              --               --
        Capital expenditures......................         --             --            15,515             --

        Total assets..............................      766,920           --           766,920             --

                 Corporate Operations
        General and administrative expenses.......  $   743,082    $   634,838     $ 1,412,212      $ 1,312,342
        Depreciation and amortization
            expense...............................        1,598          1,178           3,445            2,376
                                                    -----------    -----------     -----------      -----------
            Operating loss........................      744,680        636,016       1,415,657        1,314,718

        Interest expense..........................       42,516         35,601          81,863           77,536
        Capital expenditures......................         --              995           3,476              898

        Total assets..............................    4,026,707      5,446,480       4,026,707        5,446,480

                         Total
        Revenues..................................  $ 1,740,743    $ 4,385,600     $ 3,710,199      $ 7,833,591
        Cost of natural gas purchased.............      761,678      3,321,047       1,786,696        5,890,161
        Operation and maintenance expense.........      186,850        204,969         374,405          385,287
                                                    -----------    -----------     -----------      -----------
            Operating margin......................      792,215        859,584       1,549,098        1,558,143
        General and administrative expense........      743,082        635,019       1,412,212        1,312,573
        Depreciation and amortization
            expense...............................      141,600        156,626         302,652          325,799
                                                    -----------    -----------     -----------      -----------
            Operating income (loss)...............      (92,467)        67,939        (165,766)         (80,229)

        Interest expense..........................       43,407         37,194          83,831           80,882
        Capital expenditures......................          408            995          25,817           20,003

        Total assets..............................   14,253,453     16,690,701      14,253,453       16,690,701

             Reconciliation to net income
        Operating margin..........................  $   792,215    $   859,584     $ 1,549,098      $ 1,558,143
        Less:
          Depreciation, depletion and
            amortization..........................      141,600        156,626         302,652          325,799
          General and administrative..............      743,082        635,019       1,412,212        1,312,573
          Interest expense........................       43,407         37,194          83,831           80,882
          Noncontrolling interest.................         --           11,896            --             28,824
          Income tax expense......................         --              395            --               --
        Plus:
          Interest income.........................       6,622           5,305          11,520           16,611
          Income tax benefit......................       2,914            --            79,096           63,922
          Discontinued operations, net of taxes...     (39,255)        154,015        (151,393)         191,675
          Gain on disposal of discontinued
            operations - net of taxes.............      324,997           --           324,997             --
          Other income (loss), net................       32,401         (3,649)         41,744            1,302
                                                    -----------    -----------     -----------      -----------
        Net income attributable to controlling
        interest..................................  $   191,805    $   174,125     $    56,367      $    83,575
                                                    ===========    ===========     ===========      ===========

Item  2. Management's Discussion and Analysis or Plan of Operations.
         -----------------------------------------------------------

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance, and our future operations. In some cases, you can identify these forward-looking statements by the use of words such as "may," "will," "should," "anticipates," "believes," "expects," "plans," "future," "intends," "could," "estimate," "predict," "potential," "continue," or the negative of these terms or other similar expressions. These statements are only our predictions. Our actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2008, and our quarterly reports on Form 10-QSB and Form 10-Q. We cannot guarantee future results, levels of activities, performance, or achievements. We undertake no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

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

         Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount. There was no impairment required as of June 30, 2009.

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

Results of Operations

General

         The Henry Hub closing index price for natural gas during the six months ended June 30, 2009 averaged $4.21 per MMBtu, compared to $9.44 for the same period of the prior year. In the accompanying consolidated financial statements, the Company's revenues from sales of natural gas, along with the cost of natural gas purchased, decreased proportionately from prior year levels. Because the Company buys and sells gas under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices to minimize commodity price risk, the Company's net operating margin is relatively insensitive to fluctuations in the market price of gas. Accordingly, the Company evaluates each of its activities based on the operating margin it produces. The
Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. Management reviews and evaluates the operations of two main segments--Onshore operations and Offshore operations.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Total Operations
                                                              Three Months Ended June 30,
                                                       ------------------------------------------
                                                             2009                    2008
                                                       -----------------       ------------------
       Revenues..................................         $1,740,743              $4,385,600
       Operating margin..........................            792,215                 859,584
       Depreciation, depletion and amortization..            141,600                 156,626

         Operating margins for the three months ended June 30, 2009 decreased
$67,000 compared to the same period of the prior year. Onshore operating margin decreased $219,000, offshore operating margin increased by $166,000 and the net profits interest decreased by $14,350. These segments are discussed individually below in greater detail.


Onshore Operations
                                                              Three Months Ended June 30,
                                                       ------------------------------------------
                                                             2009                    2008
                                                       -----------------       ------------------
        Revenues.................................           $993,002              $3,775,130
        Operating margin.........................            177,318                 396,378
        Depreciation and amortization............             24,197                  49,115

         Operating margins for onshore operations decreased in the second quarter by $219,000 compared to the same period of the prior year. The decrease was mainly due to a decrease in sales volumes on the Company's Waxahachie distribution system, as well as a reduction in transportation volumes on the Madisonville pipeline. As of the end of second quarter, transportation volumes on the Madisonville pipeline have been steadily increasing since the producer initiated work in the Madisonville field.

Offshore Operations
                                                              Three Months Ended June 30,
                                                       -------------------------------------------
                                                             2009                     2008
                                                       -----------------       -------------------
        Revenues..................................         $762,091                $610,470
        Operating margin..........................          629,247                 463,206
        Depreciation and amortization.............          105,648                 106,333

         Operating margins for offshore operations increased in the second quarter by $166,000 compared to the same period of the prior year. The increase was due to increased throughput on the Company's East Cameron 359 pipeline as a new well was brought online during the first quarter, offset by reduced throughput volumes on the Pirates' Beach system and other systems.

Net Profits Interest
                                                              Three Months Ended June 30,
                                                       -------------------------------------------
                                                             2009                     2008
                                                       -----------------       -------------------
        Revenues (loss)...........................         $(14,350)                 $    --
        Operating margin (loss)...................          (14,350)                      --
        Depletion.................................           10,157                       --

         The Net Profits Interest operating margin for the three months ended
June 30, 2009 was $(14,350). The negative operating margin was due to a reversal of revenue recognized during the fourth quarter of 2008. The Company purchased this Net Profits Interest in the Madisonville Field on December 22, 2008. As the production in the Madisonville Field continues to increase, the Company will recognize an increased margin from this interest.

Operations Support and Other Income (Expense)

         General and administrative expenses for the second quarter increased by $108,000 compared to the same period in 2008. This increase relates to higher outside legal expenses and higher insurance costs. We expect insurance costs will significantly decrease over the next few quarters due to the sale of the Shipwreck and Crystal Beach assets.

         Interest income fluctuates directly with the average amount of cash on deposit.

         Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement. Interest expense for the quarter ended June 30, 2009 increased
$6,000 compared to the same period in 2008 primarily because of the outstanding balance on the Company's revolving credit facility.

         Income tax expense for the second quarter 2009 related to the estimated state and federal tax provisions.


Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Total Operations
                                                               Six Months Ended June 30,
                                                       ------------------------------------------
                                                             2009                    2008
                                                       -----------------       ------------------
       Revenues..................................         $3,710,199              $7,833,591
       Operating margin..........................          1,549,098               1,558,143
       Depreciation and amortization.............            302,652                 325,799

         Operating margins for the six months ended June 30, 2009 decreased
$9,000 compared to the same period of the prior year. Onshore operating margin decreased $332,000, offshore operating margin increased by $324,000 and the net profits interest operating margin decreased by $809. These segments are discussed individually below in greater detail.


Onshore Operations
                                                               Six Months Ended June 30,
                                                       ------------------------------------------
                                                             2009                    2008
                                                       -----------------       ------------------
        Revenues.................................         $2,210,042              $6,663,554
        Operating margin.........................            312,125                 644,341
        Depreciation and amortization............             72,000                  98,102

         Operating margins for onshore operations decreased for the six months ended June 30, 2009 by $332,000 compared to the same period of the prior year.
The decrease was mainly due to a decrease in sales volumes on the Company's
Waxahachie distribution system as well as a reduction in transportation volumes on the Madisonville pipeline. As of the beginning of third quarter, transportation volumes on the Madisonville pipeline have been steadily increasing since the producer initiated work in the Madisonville field.

Offshore Operations
                                                               Six Months Ended June 30,
                                                       -------------------------------------------
                                                             2009                     2008
                                                       -----------------       -------------------
        Revenues..................................       $1,500,966              $1,170,037
        Operating margin..........................        1,237,782                 913,802
        Depreciation and amortization.............          211,295                 225,321

         Operating margins for offshore operations increased by $324,000 for the six months ended June 30, 2009 compared to the same period of the prior year.
The increase was due to increased throughput on the Company's East Cameron 359 pipeline as a new well was brought online during the first quarter of 2009, offset by reduced throughput volumes on the Pirates' Beach system and other systems.

Net Profits Interest
                                                               Six Months Ended June 30,
                                                       -------------------------------------------
                                                             2009                     2008
                                                       -----------------       -------------------
        Revenues (loss)...........................            $(809)             $     --
        Operating margin (loss)...................             (809)                   --
        Depletion.................................           15,912                    --

         The Net Profits Interest operating margin for the six months ended June
30, 2009 was $(809). The negative operating margin was due to a reversal of revenue recognized during the fourth quarter of 2008. The Company purchased this Net Profits Interest in the Madisonville Field on December 22, 2008. As the production in the Madisonville Field continues to increase, the Company will recognize an increased margin from this interest.

Operations Support and Other Income (Expense)

         General and administrative expenses for the six months ended June 30, 2009 increased by $100,000 compared to the same period in 2008. This increase relates to higher legal expenses, insurance costs associated with the Shipwreck platform, and consulting fees. We expect insurance costs will significantly decrease over the next few quarters due to the sale of the Shipwreck and Crystal
Beach assets.

         Interest income fluctuates directly with the average amount of cash on deposit.

         Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's bank revolving credit agreement. Interest expense for the six months ended June 30, 2009 increased $3,000 compared to the same period in 2008 primarily because of the outstanding balance on the Company's revolving credit facility.

         Income tax benefit (expense) for the six months ended June 30, 2009 related to the estimated state and federal tax provision.

Liquidity and Capital Resources

         Going forward, the Company's strategy is to maximize the potential of currently-owned properties, to construct new pipeline systems, and to acquire properties that meet its economic performance hurdles. The Company is actively seeking additional outside capital to allow it to accelerate the implementation of its growth strategy, and such new capital may take several forms. There is no guarantee that the Company will be able to raise outside capital. Without a significant infusion of new capital, the Company believes it can finance the construction of new facilities and generate new cash flows to the Company, but only at a pace that can be supported by cash flows and existing financing agreements.

         The Company had available cash of $1,649,519 at June 30, 2009.

         Net cash provided by continuing operating activities totaled approximately $86,000 for the six months ended June 30, 2009, compared to $152,000 during the same period of the previous year.



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

         On August 23, 2007, the Company entered into a Credit Agreement (the "Agreement") with a bank (the "Lender"), regarding a revolving credit facility provided by Lender to the Company. The original borrowing base under the Agreement had been established at $2.5 million, which may be increased at the discretion of the Lender to an amount not to exceed $20 million. The credit facility is secured by a portion of the Company's assets and has a term of two years maturing in August 2009. Interest on outstanding balances will accrue at Lender's prime rate, plus one percent, with a minimum rate of 5.00%. In connection with the acquisition of the minority interest in the Madisonville pipeline as well as the net profits interest in the Madisonville Field assets, the Company borrowed $1,362,000 on the credit facility. As of June 30, 2009, the balance was $962,000, the interest rate was 5% and the available borrowings were $638,000. Due to the maturing of the Agreement in August 2009, the Company is currently in negotiations with the Lender to renew the Agreement; however, there is no guarantee that the Lender will renew the Agreement. In the event the Company is unable to renew the agreement, it has adequate available cash to repay all outstanding balances.

         The Company completed the sale of the Crystal Beach Terminal and Shipwreck and Pirates' Beach Gathering Systems effective June 30, 2009 (see Note
4). As these sales involved collateral under the Company's credit agreement, the credit agreement was amended to reduce the borrowing base to $1.6 million. The Company is currently considering pledging additional available assets as collateral to restore the borrowing base to its prior level of $2.5 million or greater.

         At June 30, 2009, the Company had outstanding letters of credit for gas purchases totaling $900,000.

         Natural gas prices as represented by the NYMEX Henry Hub index averaged $4.21 per MMBtu and $9.44 per MMBtu for the six months ended June 30, 2009 and 2008, respectively. The Company's operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements. However, natural gas prices can affect exploration and development which can result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

         The Company has no off-balance sheet arrangements at June 30, 2009; however, see Note 8 to the consolidated financial statements regarding Commitments and Contingencies.


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

         There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

                           Part II - OTHER INFORMATION
                           ---------------------------

Item 1.           Legal Proceedings
                  -----------------

                  None

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds
                  -----------------------------------------------------------

                  During the second quarter of 2009, the Company issued 189,876 shares of restricted common stock to the Company's Board of Directors for their services as members of the Board.


Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

         At the Annual Meeting of Stockholders held on May 20, 2009, the seven nominees named below received the following votes with respect to the election of the Board of Directors.

                         Name                      Votes For      Votes Withheld
                    ------------------------------------------------------------
                    Charles O. Buckner            11,131,200           3,729,984
                    Steven W. Cattron             10,547,706           4,313,478
                    William A. Henry              11,131,211           3,729,973
                    Robert Panico                  9,758,203           5,102,981
                    John A. Raasch                14,597,372             263,812
                    J. Darby Sere                 11,020,591           3,840,593
                    Gordon L. Wright              11,108,823           3,752,361


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

       August 13, 2009
------------------------------
(Date)