Form 10-Q
period 2009-09-30
GATEWAY ENERGY CORP/NE
filed 2009-11-12
CIK 40194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

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

As of October 30, 2009, the Issuer had 19,397,125 shares of its common stock outstanding.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


Part I - Financial Information
------------------------------

Item  1.      Financial Statements                                             3
              Consolidated Balance Sheets (Unaudited) as of
                  September 30, 2009 and December 31, 2008                     3
              Consolidated Statements of Operations (Unaudited)
                  for the three and nine month periods ended
                  September 30, 2009 and September 30, 2008                    4
              Consolidated Statements of Cash Flows (Unaudited)
                  for the nine month periods ended September 30, 2009
                  and September 30, 2008                                       5
              Notes to Consolidated Financial Statements (Unaudited)           6
Item  2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             18
Item  4T.     Controls and Procedures                                         23

Part  II - Other Information                                                  24

Item  1.      Legal Procedings                                                24
Item  2.      Unregistered Sales of Equity Securities and Use of Proceeds     24
Item  3.      Defaults Upon Senior Securities                                 24
Item  4.      Submission of Matters to a Vote of Security Holders             24
Item  5.      Other Information                                               24
Item  6.      Exhibits                                                        24

Signatures                                                                    25

Certification of Robert Panico Pursuant to Section 302
Certification of Christopher M. Rasmussen Pursuant to Section 302
Certification of Robert Panico Pursuant to Section 906
Certification of Christopher M. Rasmussen Pursuant to Section 906



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)



                                                                                September 30, 2009     December 31, 2008
                                                                                ------------------     -----------------
ASSETS                                                                             (unaudited)           (reclassified)
Current Assets
   Cash and cash equivalents ...............................................       $  1,620,211          $  1,789,029
   Restricted cash .........................................................            900,000                  --
   Accounts receivable trade, net ..........................................          1,102,511               969,859
   Notes receivable ........................................................            295,638                  --
   Prepaid expenses and other assets .......................................             70,321               121,398
   Current assets of discontinued operations
                                                                                           --               1,805,167
                                                                                   ------------          ------------
        Total current assets ...............................................          3,988,681             4,685,453
                                                                                   ------------          ------------

Property and Equipment, at cost
   Gas gathering, processing and transportation ............................          8,851,082             8,843,142
   Net profits production interest .........................................            779,424               763,909
   Office furniture and other equipment ....................................            148,751               143,654
                                                                                   ------------          ------------
                                                                                      9,779,257             9,750,705
   Less accumulated depreciation and amortization ..........................         (2,674,708)           (2,371,704)
                                                                                   ------------          ------------
                                                                                      7,104,549             7,379,001
                                                                                   ------------          ------------
Other Assets
   Deferred tax assets, net ................................................          1,281,584             1,205,000
   Intangible assets, net of accumulated amortization of $309,762 and
     $222,082 as of September 30, 2009 and December 31, 2008, respectively..            597,970               765,337
   Other ...................................................................             18,652               136,657
   Non-current assets of discontinued operations
                                                                                           --               2,519,253
                                                                                   ------------          ------------
                                                                                      1,898,206             4,626,247
                                                                                   ------------          ------------
        Total assets .......................................................       $ 12,991,436          $ 16,690,701
                                                                                   ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ........................................................       $    411,611          $    776,519
   Accrued expenses and other liabilities ..................................            332,988               323,100
   Insurance notes payable .................................................              2,783                  --
   Current maturities of long-term debt ....................................               --               1,062,000
   Current maturities of capital lease .....................................             14,540                20,235
                                                                                   ------------          ------------
        Total current liabilities ..........................................            761,922             2,181,854
                                                                                   ------------          ------------

Long-term capital lease, less current maturities ...........................               --                   9,187
Non-current liabilities of discontinued operations .........................               --               2,318,315
                                                                                   ------------          ------------
        Total liabilities ..................................................       $    761,922          $  4,509,356
                                                                                   ------------          ------------

Commitments and contingencies ..............................................               --                    --

Stockholders' Equity
   Preferred stock - $1.00 par value; 10,000 shares authorized;
      no shares issued and outstanding .....................................               --                    --
   Common stock - $0.25 par value; 35,000,000 shares authorized;
      19,397,125 and 19,207,249 shares issued and outstanding at September
      30, 2009 and December 31, 2008, respectivley .........................          4,849,281             4,801,812
   Additional paid-in capital ..............................................         17,370,548            17,284,485
   Accumulated deficit .....................................................         (9,990,315)           (9,904,952)
                                                                                   ------------          ------------
        Total stockholders' equity .........................................         12,229,514            12,181,345
                                                                                   ------------          ------------
        Total liabilities and stockholders' equity .........................       $ 12,991,436          $ 16,690,701
                                                                                   ============          ============


                       The accompanying notes are an integral part of these financial statements.




GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)




                                                                  Three Months Ended                      Nine Months Ended
                                                                      September                               September 30,
                                                                2009                2008               2009                2008
                                                         ---------------    ---------------    ---------------    ---------------
Operating revenues
    Sales of natural gas .............................   $       917,957    $     3,566,278    $     3,004,101    $    10,018,914
    Transportation of natural gas and liquids ........           480,932            417,043          1,867,686          1,588,373
    Treating and other ...............................           174,540            114,181            411,840            323,805
                                                         ---------------    ---------------    ---------------    ---------------
                                                               1,573,429          4,097,502          5,283,627         11,931,092
                                                         ---------------    ---------------    ---------------    ---------------
Operating costs and expenses
    Cost of natural gas purchased ....................           777,747          3,253,814          2,564,444          9,143,975
    Operation and maintenance ........................           195,129            195,817            569,531            594,794
    Depreciation and amortization ....................           159,460            155,297            462,115            467,407
    General and administrative .......................           574,946            583,848          1,987,162          1,896,421
                                                         ---------------    ---------------    ---------------    ---------------
                                                               1,707,282          4,188,776          5,583,252         12,102,597
                                                         ---------------    ---------------    ---------------    ---------------
Operating loss .......................................          (133,853)           (91,274)          (299,625)          (171,505)


Other income (expense)
    Interest income ..................................            10,839              6,767             22,363             23,378
    Interest expense .................................           (30,211)           (38,900)          (114,042)          (119,782)

    Other expense ....................................           (53,597)            (2,802)           (11,852)            (1,500)
                                                         ---------------    ---------------    ---------------    ---------------
         Other expense, net ..........................           (72,969)           (34,935)          (103,531)           (97,904)
                                                         ---------------    ---------------    ---------------    ---------------


Loss from operations before income taxes and
    discontinued operations ..........................          (206,822)          (126,209)          (403,156)          (269,409)

Income tax benefit ...................................            53,622             50,285            132,718             93,589
                                                         ---------------    ---------------    ---------------    ---------------

Loss from continuing operations ......................          (153,200)           (75,924)          (270,438)          (175,820)

Discontinued operations, net of taxes
    Income (loss) from discontinued operations, net of
    taxes ............................................            (4,504)            21,289           (155,897)           233,584

    Gain on disposal of assets, net of taxes .........            15,976               --              340,972               --
                                                         ---------------    ---------------    ---------------    ---------------
Income from discontinued operations ..................            11,472             21,289            185,075            233,584

Net income (loss) ....................................          (141,728)           (54,635)           (85,363)            57,764
Net income attributable to noncontrolling interest ...              --                 --                 --              (28,824)
                                                         ---------------    ---------------    ---------------    ---------------
Net income (loss) attributable to controlling interest   $      (141,728)   $       (54,635)   $       (85,363)   $        28,940
                                                         ===============    ===============    ===============    ===============

Basic and diluted income (loss) per share:
    Continuing operations ............................   $         (0.01)   $          --      $         (0.01)   $         (0.01)
    Discontinued operations ..........................              --                 --                 0.01               0.01
                                                         ---------------    ---------------    ---------------    ---------------
    Net loss .........................................   $         (0.01)   $          --      $          --      $          --
                                                         ===============    ===============    ===============    ===============

Weighted average number of common shares outstanding
    Basic ............................................        19,397,125         19,207,249         19,271,932         19,099,404
    Diluted ..........................................        19,397,125         19,207,249         19,271,932         19,099,404


                            The accompanying notes are an integral part of these financial statements.

                                                                 4



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                                                 Nine Months Ended September 30,
                                                                                       2009           2008
                                                                                   -----------    -----------
                                                                                                 (reclassified)
Cash flows from operating activities - continuing operations
   Net loss from continuing operations .........................................   $  (270,438)   $  (175,820)
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation, depletion and amortization .................................       462,115        467,407
      Impairment of intangible assets ..........................................        52,066           --
      Deferred tax benefit .....................................................      (126,082)       (21,765)
      Stock based compensation expense .........................................       133,532        141,368
      Net income attributable to noncontrolling interests ......................          --           28,824
      Amortization of deferred loan costs ......................................        93,633         94,445
      Change in operating assets and liabilities:
         Accounts receivable trade .............................................      (132,652)       165,544
         Prepaid expenses and other assets .....................................       536,067        214,372
         Accounts payable ......................................................      (345,037)       (16,775)
         Accrued expenses and other liabilities ................................       (33,127)        30,492
                                                                                   -----------    -----------
              Net cash provided by operating activities ........................       370,077        928,092
                                                                                   -----------    -----------

Cash flows from investing activities - continuing operations
      Capital expenditures .....................................................       (28,552)       (23,968)
      Restricted cash for asset acquisition ....................................          --         (539,166)
      Other ....................................................................          --              475
                                                                                   -----------    -----------
              Net cash used in investing activities ............................       (28,552)      (562,659)
                                                                                   -----------    -----------

Cash flows from financing activities - continuing operations
      Payments on borrowings ...................................................    (1,403,036)    (1,359,683)
      Proceeds from borrowings .................................................          --          600,000
      Restricted cash for letters of credit ....................................      (900,000)          --
      Deferred financing costs .................................................       (18,139)          --
      Distributions to minority partner ........................................          --          (39,821)
                                                                                   -----------    -----------
              Net cash used in financing activities ............................    (2,321,175)      (799,504)
                                                                                   -----------    -----------

Net decrease in cash and cash equivalents from continuing operations ...........    (1,979,650)      (434,071)

Discontinued operations:
   Net cash provided by discontinued operating activities ......................     1,813,532        383,580
   Net cash used in discontinued investing activities ..........................        (2,700)      (113,764)
                                                                                   -----------    -----------

Net increase in cash and cash equivalents from discontinued operations .........     1,810,832        269,816

Net decrease in cash and cash equivalents ......................................      (168,818)      (164,255)
Cash and cash equivalents at beginning of period ...............................     1,789,029      1,807,224
                                                                                   -----------    -----------
Cash and cash equivalents at end of period .....................................   $ 1,620,211    $ 1,642,969
                                                                                   ===========    ===========

Supplemental disclosures of cash flow information:
   Income taxes paid ...........................................................   $    43,000    $    46,000
   Cash paid for interest ......................................................        52,270         42,187

Supplemental schedule of noncash investing and financing activities:
    Trade note payable for insurance premiums ..................................   $   328,938    $   408,703
                                                                                   ===========    ===========


                   The accompanying notes are an integral part of these financial statements.

                                                        5

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)


(1)       Nature of Business

          Gateway Energy Corporation (the "Company," or "Gateway"), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company and Gateway Processing Company and CEU TX NPI, L.L.C. Gateway-Madisonville Pipeline, L.L.C, previously known as Gateway-ADAC Pipeline, L.L.C., is 67% owned by Gateway Pipeline Company and 33% owned by Gateway Processing Company. The Company acquired the minority interest (33%) from the prior owner (see Note 3) on July 3, 2008 and the Company now owns 100% of this venture. Access to the Company's annual reports on Form 10-K and Form 10-KSB, quarterly reports on Form 10-QSB and Form 10-Q, the Company's Code of Ethics, and current reports on Form 8-K are available at the Company's website www.gatewayenergy.com.
                                           ----------------------

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

          In connection with our preparation of the consolidated financial statements, we evaluated events that occurred subsequent to September 30, 2009, for recognition or disclosure in our financial statements and notes to our financial statements. We performed our subsequent event review through the time at which the financial statements were issued on November 11, 2009.

Property and Equipment

          Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the nine months ended September 30, 2009, property and

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2009
(Unaudited)


equipment included $78,890 of equipment financed under a capital lease, net of $21,110 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

          For the three and nine months ended September 30, 2009 and 2008, depreciation, depletion and amortization expense was $159,460 and $155,297 and $462,115 and $467,407, respectively. Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, "Property, Plant, and Equipment," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There have been no impairments of long-lived assets required during the nine months ended September 30, 2009.

Future Asset Retirement Obligation

          The Company provides for future asset retirement obligations under the provisions of FASB ASC Topic 410, "Asset Retirement and Environmental Obligations," related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability. The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the nine months ended September 30, 2009 and 2008:

                                       Nine Months Ended September 30,
                                        ---------------------------
                                           2009            2008
                                        -----------     -----------


                 Beginning balance      $ 2,318,315     $   394,640
                 Accretion                   69,549          19,804
                 Sale of asset           (2,387,864)           --
                                        -----------     -----------
                 Ending balance         $      --       $   414,444
                                        -----------     -----------


Refer to Note 4 for discussion of sale, effective June 30, 2009, of the Shipwreck platform.

Refer to Note 7 for discussion of change in estimate.

Goodwill and Other Intangibles

          FASB ASC Topic 350, "Intangibles, Goodwill, and Other" addresses the methods used to capitalize, amortize and to assess the impairment of intangible assets. In evaluating the Company's intangibles, management considered all of the criteria set forth in FASB ASC Topic 350 for determining useful life. Management performs our annual impairment test for intangible assets in the fourth quarter of each fiscal year or when changes in circumstance indicate an impairment. No impairments were indicated as a result of impairment reviews for intangible assets in 2008. During the third quarter of 2009, intangible assets related to contracts with producers were impaired due to the abandonment of platforms by the producers. As such, the Company recognized $52,000 of impairment in the third quarter.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2009
(Unaudited)


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

Restricted Cash

          Restricted cash is related to the collateral for letters of credit with a bank.

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



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2009
(Unaudited)



                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                        September 30,
                                                     2009               2008               2009               2008
                                                ---------------    ---------------    ---------------    ---------------
Weighted average number of common shares
    outstanding .............................        19,397,125         19,207,249         19,271,932         19,099,404
Effect of dilutive securities ...............              --                 --                 --                 --
                                                ---------------    ---------------    ---------------    ---------------
Weighted average dilutive common shares
    outstanding .............................        19,397,125         19,207,249         19,271,932         19,099,404
                                                ===============    ===============    ===============    ===============

Loss from continuing operations .............          (153,200)           (75,924)          (270,438)          (175,820)
Income from discontinued operations, net of
    taxes ...................................            11,472             21,289            185,075            233,584
Net income attributable to noncontrolling
    interests ...............................              --                 --                 --              (28,824)
                                                ---------------    ---------------    ---------------    ---------------
Net income (loss) attributable to controlling
    interests ...............................   $      (141,728)   $       (54,635)   $       (85,363)   $        28,940
                                                ===============    ===============    ===============    ===============
Basic and diluted income per common share:
    Continuing operations ...................   $         (0.01)   $          --      $         (0.01)   $         (0.01)
    Less:  income attributable to
        noncontrolling interests ............              --                 --                 --                 --
    Discontinued operations .................              --                 --                 0.01               0.01
                                                ---------------    ---------------    ---------------    ---------------
    Net loss ................................   $         (0.01)   $          --      $          --      $          --
                                                ===============    ===============    ===============    ===============


Accounting Pronouncements and Recent Regulatory Developments

          The FASB issued ASC Topic 820, "Fair Value Measurements and
Disclosures". This topic:

     o Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.

     o Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.

     o Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The topic instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.

     o Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.

     o Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the topic and to quantify its effects, if practicable.

     o    Applies to all fair value measurements when appropriate.

          ASC Topic 820 must be applied prospectively and retrospective application is not permitted. ASC Topic 820 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting ASC Topic 820 must also early adopt ASC Topic 320, "Investments, Debt, and Equity Securities". The
Company adopted ASC Topic 820 as it applies to financial assets and liabilities as of January 1, 2008 and the adoption did not have a material impact on its consolidated financial statements.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2009
(Unaudited)


          The FASB issued ASC Topic 825, "Financial Instruments", and ASC Topic 270, "Interim Reporting". They require an entity to provide disclosures about fair value of financial instruments in interim financial information. This also amends ASC Topic 270 to require those disclosures in summarized financial information at interim reporting periods. Under this topic, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by ASC Topic 825.

          ASC Topic 825 and ASC Topic 270 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt ASC Topic 820, ASC Topic 320 and ASC Topic 958. The Company adopted ASC Topic 820 as it applies to financial assets and liabilities as of January 1, 2008 and the adoption did not have a material impact on its consolidated financial statements.

          The FASB has issued ASC Topic 855, "Subsequent Events" ("ASC Topic 855"). ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC Topic 855 provides:

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


          ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company has adopted and will follow the guidance in ASC Topic 855 for all prospective subsequent event transactions and disclosures.

          The FASB issued ASC Topic 105, the "FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("ASC Topic 105"). ASC Topic 105 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC Topic 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

          The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following ASC Topic 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.

          The Company will utilize ASC Topic 105 as authoritative guidance over accounting transactions.

          The SEC has published a Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2009
(Unaudited)


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

Pro Forma Results of Operations

          The following unaudited pro forma consolidated results of operations for the three months and nine months ended September 30, 2008 are presented as if the above named acquisitions had been made on January 1, 2008. The operations of the above-named acquisitions have been included in the statement of operations since the acquisition effective dates disclosed above. The pro forma consolidated results of operations include adjustments to give effect to the change in depreciation rates as well as certain other adjustments.


                                          Three months ended September 30, 2008
=======================================================================================
                                      GEC           CEU TX NPI, LLC         TOTAL
                                ---------------     ---------------     ---------------
Operating revenues.............  $   4,225,380       $      92,453       $   4,317,833
Net income (loss)..............        (54,635)             52,089              (2,546)
Basic and diluted earnings per
    share......................  $        --         $        --         $        --
                                 =============       =============       =============

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2009
(Unaudited)


                                       Nine months ended September 30, 2008
=============================================================================================================
                                       GEC                 ADAC           CEU TX NPI, LLC          TOTAL
--------------------------------  ---------------     ---------------     ---------------     ---------------
Operating revenues.............   $  12,592,938        $       --          $     452,969       $  13,045,907
Net income.....................          28,940              19,024              260,590             308,554
Basic and diluted earnings per
    share......................   $        --          $       --          $        0.01       $        0.02
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

          The Shipwreck/Crystal Beach Assets were sold to Impact Exploration &
Production, LLC for consideration consisting of $200,000, payable in four quarterly installments, and the assumption of liabilities, including abandonment and retirement obligations with an effective date of June 30, 2009. As a result of the sale, the Company recognized a pre-tax gain of $363,781.

          The Pirates' Beach Assets were sold to Emerald Gathering and
Transportation, L.L.C. for consideration consisting of $300,000, of which $50,000 was paid at closing, with the balance payable in five monthly installments, and the assumption of liabilities, including abandonment and retirement obligations with an effective date of June 1, 2009. As a result of the sale, the Company recognized a pre-tax gain of $101,539.

          Accordingly, prior period financial statement amounts have been adjusted to give effect to these dispositions as discontinued operations.

          The following are the results of operations of the Crystal Beach
Terminal and Shipwreck and Pirates' Beach gathering systems for the periods presented:


                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                      -------------------------------         -------------------------------
                                         2009               2008                  2009               2008
                                     -------------      -------------         -------------     -------------
     Operating revenues (1)......    $        --        $     127,878         $    131,964      $     661,846

     Operating costs and
       expenses (2)..............            4,504             92,489              337,359            321,438
     Income (loss) from
       discontinued operations,
       net of taxes..............           (4,504)            21,289             (155,897)           233,584
     Gain (loss) on disposal of
       discontinued operations,
       net of taxes..............           15,976               --                340,972               --

     Basic and diluted income
       (loss) per share from
       discontinued operations...    $        --        $        --           $      (0.01)     $        0.01

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2009
(Unaudited)


     Basic and diluted income
       per share from gain on
       disposal of discontinued
       operations................    $        --        $        --           $       0.02      $        --
     Total.......................    $        --        $        --           $       0.01      $        0.01
                                     =============      =============         =============     =============

     Weighted average number of
       common shares outstanding:
     Basic.......................       19,397,125          19,207,249          19,271,932         19,099,404
     Diluted.....................       19,397,125          19,207,249          19,271,932         19,099,404


     (1) This revenue is based on billings to producers for transportation services.

     (2) This cost is comprised of operations and maintenance expense, depreciation expense, and accretion expenses.

(5)       Stock-Based Compensation Plans

          The Company's 2007 Equity Incentive Plan provides for stock-based compensation for officers, employees and non-employee directors.

          The Company accounts for stock based compensation under the provisions of FASB ASC Topic 718, "Compensation - Stock Compensation" ("ASC Topic 718").
The options generally vest ratably over three years and expire between five and ten years.

          Under ASC Topic 718, the modified prospective approach applies to new awards and to awards that were outstanding on January 1, 2006 as well as those that are subsequently modified, repurchased or cancelled. All shares granted before January 1, 2006 are fully vested and no further compensation expense is being recognized.

          Compensation cost related to non-qualified stock options recognized for the three months ended September 30, 2009 and 2008 was $25,279 and $28,016, respectively. For the nine months ended September 30, 2009 and 2008, compensation cost was $73,531 and $72,369, respectively. The Company views all awards of share-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the fair value of the award over the requisit service period.

          The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the value of the stock over the strike price received on the date of exercise. During the nine months ended September 30, 2009, there were no options exercised. In addition, the Company receives an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. The Company records these deductions as a tax asset with a corresponding amount recorded as additional paid-in capital when the Company can receive a tax cash savings from these awards. Due to the Company having significant unused net operating-loss carryforwards, the recording of this tax benefit is deferred until such tax savings is realized.

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2009
(Unaudited)


     o The dividend yield on the Company's common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future.

     o The market price volatility of the Company's common stock is based on daily, historical prices for the last three years.

     o The term of the grants is based on the simplified method as described in ASC Topic 718.

          In addition, the Company estimates a forfeiture rate at the inception of the option grant based on historical data and adjusts this prospectively as new information regarding forfeitures becomes available.

          At September 30, 2009, there was $123,929 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of three years.

The following table represents stock option activity for the nine months ended
September 30, 2009:

                                                                                    Weighted       Intrinsic
                                                                   Weighted         Average     Value of Options
                                                                    Average       Contractual        as of
                                                                   Exercise        Terms (in      September 30,
                                                  Shares            Price            years)          2009
                                                -----------      -----------      -----------     -----------
Options outstanding, beginning of period..       1,038,947            $0.53              3.43
Options granted...........................         417,500             0.32              4.62
Options canceled or expired...............         (82,500)            0.59               --
Options exercised.........................            --                --                --
                                                 ---------
Options outstanding, end of period........       1,373,947            $0.46              3.25       $  20,345
                                                 =========                                          =========
Options exercisable, end of period........         673,816            $0.46              2.42       $   7,000
                                                 =========                                          =========


          The market value of the Company's common stock on September 30, 2009 was $0.35 per share.

          The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2009 was $0.15 per share.

          During the third quarter of 2009, the Company did not grant any additional options. During the second quarter of 2009, the Company made a stock grant of 189,876 restricted shares of common stock to the Company's Board of Directors. The value of the stock grant was $0.315 per share and was included in stock based compensation expense.


(6)       Debt

          The Company's outstanding debt at September 30, 2009 consisted of the following:

              Trade note payable - Insurance........   $   2,783
                                                       ---------
                                                           2,783
                  Less current maturities...........      (2,783)
                                                       ---------
                                                       $    --
                                                       =========


Trade Notes Payable

          In January 2009, the Company executed a premium finance agreement for its insurance premiums. The total of the note was $328,938 with an interest rate of 6.40%. The note requires monthly principal and interest payments. The amount of the monthly payment varies depending on any changes in coverage and policy renewal period changes.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2009
(Unaudited)


Revolving Credit Facility

          On August 23, 2007, the Company entered into a Credit Agreement (the "Agreement") with a bank (the "Lender"), regarding a revolving credit facility provided by Lender to the Company. The original borrowing base under the Agreement had been established at $2.5 million, which may be increased at the discretion of the Lender to an amount not to exceed $20 million. The credit facility is secured by a portion of the Company's assets and originally had a term of two years maturing in August 2009. Interest on outstanding balances will accrue at Lender's prime rate, plus one percent, with a minimum rate of 5.00%. In connection with the acquisition of the minority interest in the Madisonville pipeline, as well as the net profits interest in the Madisonville Field assets, the Company borrowed $1,362,000 on the credit facility. As of September 30, 2009, there was a zero balance.

          On August 28, 2009, the Company and the lender agreed to extend the maturity date under the Agreement to October 23, 2009. On October 23, 2009, the Company and the lender agreed to further extend the maturity date under the Agreement to December 7, 2009. The Company is currently in negotiations for a new credit facility; however, there is no guarantee that a new credit facility will be put in place.

          The Company completed the sale of the Crystal Beach Terminal and Shipwreck and Pirates' Beach Gathering Systems effective June 30, 2009 (see Note
4). As these sales involved collateral under the Company's credit agreement, the credit agreement was amended to reduce the borrowing base to $1.6 million, all of which is available for borrowing as of September 30, 2009.

Letters of Credit

          At September 30, 2009, the Company had outstanding letters of credit for gas purchases totaling $900,000.

(7)       Change in Estimate

          The Company calculates the Asset Retirement Obligation ("ARO") liability and related expenses utilizing a methodology that is in accordance with ASC Topic 410. The calculation provides for an ARO liability based on an estimated fair value of the asset. ASC Topic 410 requires the Company to review the liability periodically and adjust fair values and other assumptions based on current market conditions.

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

          The adjustment, recorded during the fourth quarter of 2008, increased the book value of the asset and corresponding liability. The increase in the liability, as discussed above, better depicts the fair value of the abandonment of the asset. The adjustment itself is considered a change in estimate as defined by FASB ASC Topic 250, "Accounting Changes and Error Corrections," which requires disclosure in the financial statements.

(8)       Commitments and Contingencies

          From time to time the Company is involved in litigation concerning its properties and operations. There is no known or pending litigation expected to have a material effect on the Company's consolidated financial statements.

(9)       Financial Instruments

          The carrying amount of cash and cash equivalents, restricted cash, trade and insurance receivables, trade payables and short-term borrowings vapproximate fair value because of the short maturity of those instruments. The carrying amount of the term note approximated fair value because of its variable interest rate. The fair value of the Company's financial instruments is based upon current borrowing rates available for financings with similar terms and maturities, and is not representative of the amount that could be settled, nor does the fair value amount consider the tax consequences, if any, of settlement.



GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2009
(Unaudited)


(10)      Segment Disclosures

          All of the Company's operations are in the domestic U.S., including the Gulf of Mexico in Texas and federal waters. The Company's management reviews and evaluates the operations separately of the main segments--Onshore
Operations, Offshore Operations and Net Profits Interest. Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance. Onshore Operations include natural gas gathering, transportation and distribution activities in Texas. Offshore Operations include natural gas and liquid hydrocarbon gathering, transportation, and processing activities in the Gulf of Mexico in Texas as well as federal waters. The principal markets for the Onshore segment are affiliates of large intrastate and interstate pipeline companies and industrial customers; and for the Offshore segment they are affiliates of large intrastate and interstate pipeline companies.

          The accounting policies of the reportable segments are the same as those described in Note 2 to the consolidated financial statements. The Company evaluates the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses. Such amounts are before general and administrative expense, depreciation and amortization expense, depletion expense, interest income or expense or income taxes. Operating margin is not a GAAP measure but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating income (loss), which is its nearest comparable
GAAP financial measure, is included in the tables below.

          Summarized financial information for the three and nine months ended
September 30, 2009 and 2008 of the Company's reportable segments from continuing operations is as follows:

                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                        2009            2008            2009            2008
                                                    ------------    ------------    ------------    ------------
          Onshore Operations
          Revenues ..............................   $    977,602    $  3,632,786    $  3,187,643    $ 10,296,340
          Cost of natural gas purchased .........        777,747       3,253,814       2,564,444       9,143,975
          Operation and maintenance expense .....         51,359          59,051         162,577         188,103
                                                    ------------    ------------    ------------    ------------
              Operating margin ..................        148,496         319,921         460,622         964,262
          General and administrative expense ....           --              (149)           --                82
          Depreciation and amortization expense .         44,428          49,143         116,431         147,246
                                                    ------------    ------------    ------------    ------------
              Operating income ..................        104,068         270,927         344,191         816,934

          Interest expense ......................            699           1,428           2,667           4,775
          Capital expenditures ..................          1,112          15,081           7,940          15,081

          Total assets ..........................      4,209,998       5,261,884       4,209,998       5,261,884

              Offshore Operations
          Revenues ..............................   $    600,018    $    464,716    $  2,100,984    $  1,634,752
          Operation and maintenance expense .....        143,770         136,766         406,954         406,691
                                                    ------------    ------------    ------------    ------------

              Operating margin ..................        456,248         327,950       1,694,030       1,228,061
          Depreciation and amortization
              expense............................        102,947         104,805         314,243         316,436
                                                    ------------    ------------    ------------    ------------
              Operating income                           353,301         223,145       1,379,787         911,625

          Interest expense ......................           --              --              --              --
          Capital expenditures ..................           --              --              --              --

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2009
(Unaudited)


          Total assets ..........................      4,956,070       5,989,206       4,956,070       5,989,206

               Net Profits Interest
          Revenues (loss) .......................   $     (4,191)   $       --      $     (5,000)   $       --
                                                    ------------    ------------    ------------    ------------
              Operating margin (loss) ...........         (4,191)           --            (5,000)           --
          Depletion expense .....................         10,389            --            26,300            --
                                                    ------------    ------------    ------------    ------------
               Operating loss ...................        (14,580)           --           (31,300)           --

          Interest expense ......................           --              --              --              --
          Capital expenditures ..................           --              --            15,515            --

          Total assets ..........................        752,340            --           752,340            --

               Corporate Operations
          General and administrative expenses ...   $    574,946    $    583,997    $  1,987,162    $  1,896,339
          Depreciation and amortization expense .          1,696           1,349           5,141           3,725
                                                    ------------    ------------    ------------    ------------
              Operating loss ....................        576,642         585,346       1,992,303       1,900,064

          Interest expense ......................         29,512          37,472         111,375         115,007
          Capital expenditures ..................          1,622           6,994           5,097           8,887

          Total assets ..........................      3,073,028       2,377,129       3,073,028       2,377,129

               Total
          Revenues ..............................   $  1,573,429    $  4,097,502    $  5,283,627    $ 11,931,092
          Cost of natural gas purchased .........        777,747       3,253,814       2,564,444       9,143,975
          Operation and maintenance expense .....        195,129         195,817         569,531         594,794
                                                   ------------    ------------    ------------    ------------
              Operating margin ..................        600,553         647,871       2,149,652       2,192,323
          General and administrative expense ....        574,946         583,848       1,987,162       1,896,421
          Depreciation and amortization expense .        159,460         155,297         462,115         467,407
                                                   ------------    ------------    ------------    ------------
              Operating loss ....................        133,853          91,274         299,625         171,505

          Interest expense ......................         30,211          38,900         114,042         119,782
          Capital expenditures ..................          2,734          22,075          28,552          23,968

          Total assets ..........................     12,991,436      13,628,219      12,991,436      13,628,219

               Reconciliation to net income
          Operating margin ......................   $    600,553    $    647,871    $  2,149,652    $  2,192,323
          Less:
            Depreciation, depletion and
              amortization ......................        159,460         155,297         462,115         467,407
            General and administrative ..........        574,946         583,848       1,987,162       1,896,421
            Interest expense ....................         30,211          38,900         114,042         119,782
            Noncontrolling interest .............           --              --              --            28,824
          Plus:
            Interest income .....................         10,839           6,767          22,363          23,378
            Income tax benefit ..................         53,622          50,285         132,718          93,589
            Discontinued operations, net of taxes         (4,504)         21,289        (155,897)        233,584

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2009
(Unaudited)


            Gain on disposal of discontinued
              operations - net of taxes .........         15,976            --           340,972            --
            Other expense, net ..................        (53,597)         (2,802)        (11,852)         (1,500)
                                                    ------------    ------------    ------------    ------------
          Net income (loss) attributable to
          controlling interest ..................   $   (141,728)   $    (54,635)   $    (85,363)   $     28,940
                                                    ============    ============    ============    ============



Item  2.  Management's Discussion and Analysis or Plan of Operations.
          -----------------------------------------------------------

          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance, and our future operations. In some cases, you can identify these forward-looking statements by the use of words such as "may," "will," "should," "anticipates," "believes,"
"expects," "plans," "future," "intends," "could," "estimate," "predict,"
"potential," "continue," or the negative of these terms or other similar expressions. These statements are only our predictions. Our actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2008, and our quarterly reports on Form 10-Q. We cannot guarantee future results, levels of activities, performance, or achievements. We undertake no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

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

          Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. The amount of impairment is measured by comparing the fair value of the asset to its carrying amount. There was no impairment required as of September 30, 2009.

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

Results of Operations

General

          The Henry Hub closing index price for natural gas during the nine months ended September 30, 2009 averaged $3.93 per MMBtu, compared to $9.71 for the same period of the prior year. In the accompanying consolidated financial statements, the Company's revenues from sales of natural gas, along with the cost of natural gas purchased, decreased proportionately from prior year levels. Because the Company buys and sells gas under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices to minimize commodity price risk, the Company's net operating margin is relatively insensitive to fluctuations in the market price of gas. Accordingly, the Company evaluates each of its activities based on the operating margin it produces. The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. Management reviews and evaluates the operations of its main segments--Onshore operations, Offshore operations and Net Profits Interest.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008


Total Operations

                                                          Three Months Ended
                                                             September 30,
                                                       -------------------------
                                                          2009          2008
                                                       ----------     ----------
          Revenues..................................   $1,573,429     $4,097,502
          Operating margin..........................      600,553        647,871
          Depreciation, depletion and amortization..      159,460        155,297


          Operating margins for the three months ended September 30, 2009 decreased $47,000 compared to the same period of the prior year. Onshore operating margin decreased $171,000, offshore operating margin increased by $128,000 and the net profits interest decreased by $4,000. These segments are discussed individually below in greater detail.


Onshore Operations
                                                          Three Months Ended
                                                             September 30,
                                                       -------------------------
                                                          2009           2008
                                                       ----------     ----------
          Revenues.................................    $  977,602     $3,632,786
          Operating margin.........................       148,496        319,921
          Depreciation and amortization............        44,428         49,143

          Operating margins for onshore operations decreased in the third quarter by $171,000 compared to the same period of the prior year. The decrease was mainly due to a decrease in sales volumes on the Company's Waxahachie distribution system, as well as a reduction in transportation volumes on the Madisonville pipeline.

Offshore Operations
                                                          Three Months Ended
                                                             September 30,
                                                       -------------------------
                                                          2009           2008
                                                       ----------     ----------
          Revenues..................................   $  600,018     $  464,716
          Operating margin..........................      456,248        327,950
          Depreciation and amortization.............      102,947        104,805

          Operating margins for offshore operations increased in the third quarter by $128,000 compared to the same period of the prior year. The increase was due to increased throughput on the Company's East Cameron 359 pipeline, as a new well was brought online during the first quarter, offset by reduced throughput volumes on the East Cameron 121 system and other systems.


Net Profits Interest
                                                          Three Months Ended
                                                             September 30,
                                                       -------------------------
                                                          2009           2008
                                                       ----------     ----------
          Revenues (loss)...........................   $   (4,191)    $     --
          Operating margin (loss)...................       (4,191)          --
          Depletion.................................       10,389           --

          The Net Profits Interest operating margin for the three months ended September 30, 2009 was $(4,000). The negative operating margin was due to a reversal of revenue recognized during the fourth quarter of 2008. The Company purchased this Net Profits Interest in the Madisonville Field on December 22, 2008. If the price of natural gas and production in the Madisonville Field continues to increase, the Company will recognize an increased margin from this interest.

Operations Support and Other Income (Expense)

          General and administrative expenses for the third quarter decreased by $9,000 compared to the same period in 2008. This decrease relates to lower outside legal expenses and lower insurance costs, offset by higher consulting fees due to internal control testing for Sarbanes-Oxley. We expect insurance costs will significantly decrease over the next few quarters due to the sale of the Shipwreck and Crystal Beach assets.

          Interest income fluctuates directly with the average amount of cash on deposit.

          Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's revolving credit agreement. Interest expense for the quarter ended September 30, 2009 decreased $9,000 compared to the same period in 2008 primarily because of the lower outstanding balance on the Company's revolving credit facility.


Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Total Operations
                                                            Nine Months Ended
                                                              September 30,
                                                      --------------------------
                                                          2009           2008
                                                      -----------    -----------
          Revenues..................................  $ 5,283,627    $11,931,092
          Operating margin..........................    2,149,652      2,192,323
          Depreciation and amortization.............      462,115        467,407

          Operating margins for the nine months ended September 30, 2009 decreased $43,000 compared to the same period of the prior year. Onshore voperating margin decreased $504,000, offshore operating margin increased by $466,000 and the net profits interest operating margin decreased by $5,000. These segments are discussed individually below in greater detail.

Onshore Operations
                                                            Nine Months Ended
                                                              September 30,
                                                      --------------------------
                                                          2009           2008
                                                      -----------    -----------
           Revenues.................................  $ 3,187,643    $10,296,340
           Operating margin.........................      460,622        964,262
           Depreciation and amortization............      116,431        147,246

          Operating margins for onshore operations decreased for the nine months ended September 30, 2009 by $504,000 compared to the same period of the prior year. The decrease was mainly due to a decrease in sales volumes on the Company's Waxahachie distribution system as well as a reduction in transportation volumes on the Madisonville pipeline.

Offshore Operations

                                                            Nine Months Ended
                                                              September 30,
                                                      --------------------------
                                                          2009           2008
                                                      -----------    -----------
          Revenues..................................  $ 2,100,984    $ 1,634,752
          Operating margin..........................    1,694,030      1,228,061
          Depreciation and amortization............       314,243        316,436

          Operating margins for offshore operations increased by $466,000 for the nine months ended September 30, 2009 compared to the same period of the prior year. The increase was due to increased throughput on the Company's East Cameron 359 pipeline as a new well was brought online during the first quarter of 2009, offset by reduced throughput volumes on the East Cameron 121 system and other systems.

Net Profits Interest
                                                            Nine Months Ended
                                                              September 30,
                                                      --------------------------
                                                          2009           2008
                                                      -----------    -----------
          Revenues (loss)...........................  $    (5,000)   $      --
          Operating margin (loss)...................       (5,000)          --
          Depletion.................................       26,300           --

          The Net Profits Interest operating margin for the nine months ended September 30, 2009 was $(5,000). The negative operating margin was due to a reversal of revenue recognized during the fourth quarter of 2008. The Company purchased this Net Profits Interest in the Madisonville Field on December 22, 2008. If the price of natural gas and production in the Madisonville Field continues to increase, the Company will recognize an increased margin from this interest.

Operations Support and Other Income (Expense)

          General and administrative expenses for the nine months ended September 30, 2009 increased by $91,000 compared to the same period in 2008. This increase relates to higher consulting fees, insurance costs, and accounting and tax expenses, offset by lower wages and salaries as well as lower public relations and board expenses. We expect insurance costs will significantly decrease over the next quarter due to the sale of the Shipwreck and Crystal Beach assets.

          Interest income fluctuates directly with the average amount of cash on deposit.

          Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company's revolving credit agreement. Interest expense for the nine months ended September 30, 2009 decreased $6,000 compared to the same period in 2008 primarily because of the lower outstanding balance on the Company's revolving credit facility.


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

          The Company had available cash of $1,620,211 at September 30, 2009.

          Net cash provided by continuing operating activities totaled approximately $370,000 for the nine months ended September 30, 2009, compared to $928,000 during the same period of the previous year.

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

          On August 23, 2007, the Company entered into a Credit Agreement (the "Agreement") with a bank (the "Lender"), regarding a revolving credit facility provided by Lender to the Company. The original borrowing base under the Agreement had been established at $2.5 million, which may be increased at the discretion of the Lender to an amount not to exceed $20 million. The credit facility is secured by a portion of the Company's assets and originally had a term of two years maturing in August 2009. Interest on outstanding balances will accrue at Lender's prime rate, plus one percent, with a minimum rate of 5.00%. In connection with the acquisition of the minority interest in the Madisonville pipeline as well as the net profits interest in the Madisonville Field assets, the Company borrowed $1,362,000 on the credit facility. On August 28, 2009, the Company and the lender agreed to extend the maturity date under the Agreement to October 23, 2009. On October 23, 2009, the Company and the lender agreed to further extend the maturity date under the Agreement to December 7, 2009. The Company is currently in negotiations for a new credit facility; however, there is no guarantee that a new credit facility will be put in place.

          The Company completed the sale of the Crystal Beach Terminal and Shipwreck and Pirates' Beach Gathering Systems effective June 30, 2009 (see Note
4). As these sales involved collateral under the Company's credit agreement, the credit agreement was amended to reduce the borrowing base to $1.6 million.

          As of September 30, 2009, the balance was $0, the interest rate was 5% and the available borrowings were $1.6 million.

          At September 30, 2009, the Company had outstanding letters of credit for gas purchases totaling $900,000.

          Natural gas prices as represented by the NYMEX Henry Hub index averaged $3.93 per MMBtu and $9.71 per MMBtu for the nine months ended September 30, 2009 and 2008, respectively. The Company's operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements. However, natural gas prices can affect exploration and development which can result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

          The Company has no off-balance sheet arrangements at September 30, 2009; however, see Note 8 to the consolidated financial statements regarding Commitments and Contingencies.


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

          There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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


November 11, 2009
-----------------
(Date)