Form 10-K
period 2009-12-31
GATEWAY ENERGY CORP/NE
filed 2010-03-24
CIK 40194

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2009

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

             1415 Louisiana Street, Suite 4100, Houston, Texas 77002
              (Address and Zip Code of principal executive offices)
\
                                 (713) 600-1044
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
  Title of each class                 Name of each exchange on which registered
       None                                             None


         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $0.25 Par Value
                         Preferred Stock Purchase Rights
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files). Yes      No
                                                               -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                Accelerated filer         [ ]

Non-accelerated filer   [ ]                Smaller reporting company [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes  X   No
   -----   -----

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, was $7,370,908.

The number of shares outstanding of the issuer's common equity as of March 16, 2010, was 19,397,125.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into the indicated parts of this Annual Report to the extent specified in such parts:

     Part III of this Annual Report incorporates by reference information in the Proxy Statement for the Annual Meeting of Stockholders of Gateway Energy Corporation.

================================================================================

                                      INDEX


                                                                            PAGE

PART I. ...................................................................    3
         Item 1.       Business............................................    3
         Item 1A.      Risk Factors........................................    5
         Item 1B.      Unresolved Staff Comments...........................    5
         Item 2.       Properties..........................................    5
         Item 3.       Legal Proceedings...................................    6
PART II. ..................................................................    6
         Item 5.       Market for Registrant's Common Equity and Related
                          Stockholder Matters and Issuer Purchases of
                          Equity Securities................................    6
         Item 6.       Selected Financial Data.............................    6
         Item 7.       Management's Discussion and Analysis of Financial
                          Condition and Results of Operations..............    7
         Item 7A.      Quantitative and Qualitative Disclosures About
                          Market Risk......................................   18
         Item 8.       Financial Statements and Supplementary Data.........   18
         Item 9.       Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosure   18
         Item 9A.      Controls and Procedures.............................   18
         Item 9B.      Other Information...................................   19
PART III. .................................................................   19
         Item 10.      Directors, Executive Officers and Corporate
                          Governance.......................................   19
         Item 11.      Executive Compensation..............................   19
         Item 12.      Security Ownership of Certain Beneficial Owners and
                          Management and Related Stockholder Matters.......   19
         Item 13.      Certain Relationships and Related Transactions, and
                         Director Independence.............................   20
         Item 14.      Principal Accountant Fees and Services..............   20
PART IV. ..................................................................   20
         Item 15.      Exhibits and Financial Statement Schedules..........   20
SIGNATURES. ...............................................................   22

--------------------------------------------------------------------------------

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

                                     PART I

ITEM 1.   BUSINESS

General

          Gateway Energy Corporation (the "Company," or "Gateway"), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company and Gateway Processing Company and CEU TX NPI, L.L.C. Gateway-Madisonville Pipeline, L.L.C, previously known as Gateway-ADAC Pipeline, L.L.C., is 67% owned by Gateway Pipeline Company and 33% owned by Gateway Processing Company. The Company acquired the minority interest (33%) from the prior owner on July 3, 2008 and the Company now owns 100% of this venture. Access to the Company's annual reports on Form 10-K and10-KSB, quarterly reports on Form 10-Q and Form 10-QSB, the Company's Code of Ethics, and current reports on Form 8-K are available at the Company's website, www.gatewayenergy.com.


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

Major Customers and Suppliers

          The Company purchases natural gas from several producers and suppliers, and during the years ended December 31, 2009 and 2008, one company supplied 100% of the total natural gas purchased. Gross sales to customers representing 10% or more of total revenue for the years ended December 31, 2009 and 2008 are as follows:

                                                     Year Ended December 31,
                                                     -----------------------
                                                      2009             2008
                                                     ------           ------
          Dart Container Corporation...........       60%              53%
          Owens Corning........................       36%              27%
          Saint Gobain Containers..............        0%              16%


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

Employees

          As of December 31, 2009, the Company had six full-time employees.

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

          At December 31, 2009, the Company's onshore systems were comprised of approximately 24 miles of six-inch to ten-inch pipelines and related meters, regulators, valves and equipment. The systems are properly maintained and are capable of transporting natural gas under prescribed pressures.

          On January 7, 2010, the Company purchased the Hickory Creek Gathering System in the Barnett Shale, Denton County, Texas. Refer to Note 13 to the Consolidated Financial Statements for further discussion.

Offshore Properties

          Gateway Offshore Pipeline Company owns pipelines that service producers in Texas and Louisiana offshore waters and Galveston Bay. These systems and related facilities are in waters up to 650 feet in depth and provide the Company the capability to gather and transport gas and liquid hydrocarbons to various markets. The Company's offshore systems consist of approximately 266 miles of three-inch to 16-inch diameter pipelines and related equipment which transport the natural gas and liquid hydrocarbons primarily under fee-based contracts.


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

System Capacity

          The capacity of a pipeline is primarily a function of its diameter and length and its inlet and outlet pressures. Based upon normal operating pressures, the Company's systems have a daily throughput capacity of over 800,000 Mcfe per day, which significantly exceeds the current daily throughput of approximately 50,000 Mcfe per day.

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

ITEM 4.   (REMOVED AND RESERVED)


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


              Quarter Ended                            High             Low
              -------------                            ----             ---
              March 31, 2009........................  $0.61            $0.26
              June 30, 2009.........................   0.39             0.30
              September 30, 2009....................   0.45             0.29
              December 31, 2009.....................   0.40             0.32



              Quarter Ended                            High             Low
              -------------                            ----             ---
              March 31, 2008........................  $0.90            $0.60
              June 30, 2008.........................   0.90             0.68
              September 30, 2008....................   0.85             0.46
              December 31, 2008.....................   0.52             0.30


Holders

          As of December 31, 2009, there were 1,567 shareholders of the Company's common stock.

Dividends

          There have been no dividends declared on the Company's common stock during the years ended December 31, 2009 and 2008. The Company does not intend to pay dividends on its common stock in the near future.

          On December 7, 2009, the Company entered into a Credit Agreement with Meridian Bank. This agreement restricts the Company's ability to pay dividends.

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

Property and Equipment

          Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the year ended December 31, 2009, property and equipment included $78,056 of equipment financed under a capital lease, net of $21,944 of accumulated amortization. Depreciation and amortization is calculated using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

          For the years ended December 31, 2009 and 2008, depreciation, depletion and amortization expense was $608,394 and $621,252, respectively. Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, "Property, Plant, and Equipment," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Impairments of long-lived assets recorded during the years ended December 31, 2009 and 2008 was $77,942 and $0, respectively. The impairment was recorded for Net Profits Interest ("NPI") assets.

ASC Topic 820, "Fair Value Measurements" establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The NPI impairment was based on Level 3, unobservable inputs, including conversations with the producer of the net profits interest concerning future plans for the Madisonville field as well as preliminary results from their annual reserve report. Additionally, no revenue had been recognized during 2009 for the interest. The adjusted value of the NPI is $701,482.

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


Refer to Note 8 to the Consolidated Financial Statements for discussion of change in estimate.

Refer to Note 12 to the Consolidated Financial Statements for discussion of sale, effective June 30, 2009, of the Shipwreck platform.

Goodwill and Other Intangibles

          FASB ASC Topic 350, "Intangibles, Goodwill, and Other" addresses the methods used to capitalize, amortize and to assess the impairment of intangible assets. In evaluating the Company's intangibles, management considered all of the criteria set forth in FASB ASC Topic 350 for determining useful life. Management performs our annual impairment test for intangible assets in the fourth quarter of each fiscal year or when changes in circumstance indicate impairment. No impairments were indicated as a result of impairment reviews for intangible assets in the year ended December 31, 2008. During the third quarter of 2009, intangible assets related to contracts with producers were impaired due to the abandonment of platforms by the producers. As such, the Company recognized approximately $52,000 of impairment for the year ended December 31, 2009.


Use of Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's significant estimates include depreciation of long-lived assets, depletion of gas reserves, amortization of deferred loan costs, valuation of the asset retirement obligation liability, valuation of the fair value of the Company's long-lived assets, and valuation of stock based compensation. Actual results could differ from those estimates.

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

          ASC Topic 820 must be applied prospectively and retrospective application is not permitted. ASC Topic 820 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting ASC Topic 820 must also early adopt ASC Topic 320, "Investments, Debt, and Equity Securities". The Company adopted ASC Topic 820 as it applies to financial assets and liabilities as of June 30, 2009 and the adoption did not have a material impact on its consolidated financial statements.

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

          The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following ASC Topic 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification.

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

          The adoption of this rule had no effect on the financial statements.

Results of Operations

General

          The Henry Hub closing monthly index price for natural gas during the year ended December 31, 2009 averaged $3.99 per MMBtu, compared to $9.02 for the same period of the prior year. In the accompanying financial statements, the Company's revenues from sales of natural gas, along with the cost of natural gas purchased, decreased proportionately from prior year levels. Because the Company buys and sells gas under purchase and sales contracts that are priced at the beginning of the month, based upon established gas indices to minimize commodity price risk, the Company's net operating margin is relatively insensitive to fluctuations in the market price of gas. Accordingly, the Company evaluates each of its activities based on the operating margin it produces. The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses. A reconciliation of operating margin to operating income is presented in Note 11 to the Consolidated Financial Statements. Management reviews and evaluates the operations of three main segments--Onshore operations, Offshore operations and Net Profits Interest.

          During 2009, the Company sold its Shipwreck, Crystal Beach, and
Pirates Beach assets in the Gateway Offshore Pipeline subsidiary. The Company presented the operating results of those assets in its statement of operations for the years ended December 31, 2009 and 2008 as discontinued operations.

Total Operations

                                                                     Year Ended December 31,
                                                      ----------------------------------------------------
                                                           2009               2008               2007
                                                      --------------     --------------     --------------
    Revenues................................            $6,707,974         $13,882,476        $10,282,336
    Operating margin........................             2,737,919           2,469,763          2,046,199
    Depreciation, depletion, and amortization              608,394             621,252            405,632

          Operating margin for the year ended December 31, 2009 increased
$268,000 from the prior year. Offshore operating margin increased $804,000, Onshore operating margin decreased $526,000 and the Net Profits Interest decreased by $10,000.


          Operating margin for the year ended December 31, 2008 increased
$424,000 from the prior year. Offshore operating margin increased $492,000, Onshore operating margin decreased $74,000 and the Net Profits Interest increased by $5,000.

Onshore Operations
                                                                     Year Ended December 31,
                                                      ----------------------------------------------------
                                                           2009               2008               2007
                                                      --------------     --------------     --------------
    Revenues................................            $4,419,676         $12,373,321         $9,352,113
    Operating margin........................               622,206           1,148,036          1,221,871
    Depreciation and amortization...........               150,935             194,455            207,966

                                                    10



          Onshore operating margin for the year ended December 31, 2009 decreased $526,000 from the prior year, mainly due to decreased throughput volumes on the Company's Madisonville pipeline system and lower sales volumes on the Waxahachie distribution system.


          The Company expects operating margins to increase on its Onshore segment as throughput volumes on the Madisonville pipeline system will be increasing during 2010 as well contributions from the newly acquired Hickory
Creek Gathering System.


          Onshore operating margin for the year ended December 31, 2008 decreased $74,000 from the prior year, mainly due to decreased throughput volumes on the Company's Madisonville pipeline system offset by higher margins on the Company's Waxahachie distribution system.

Offshore Operations
                                                                     Year Ended December 31,
                                                      ----------------------------------------------------
                                                          2009                 2008               2007
                                                      --------------     --------------     --------------
    Revenues................................            $2,293,298          $1,504,155           $930,223
    Operating margin........................             2,120,713           1,316,727            824,328
    Depreciation and amortization...........               416,114             420,891            193,214

          Offshore operating margin for the year ended December 31, 2009 increased $804,000 compared to 2008 due to increased throughput volumes on the Company's East Cameron 359 pipeline system. These increases were offset by reduced volumes at several systems that have not fully recovered from the hurricanes in 2008.

          Offshore operating margin for the year ended December 31, 2008 increased $492,000 compared to 2007 due to the August 2007 acquisition of all Gulfshore Midstream's Offshore pipeline assets, as well as increased throughput volumes on the Company's Bolivar pipeline system.

Net Profits Interest Operations
                                                                     Year Ended December 31,
                                                      ----------------------------------------------------
                                                          2009                 2008               2007
                                                      --------------     --------------     --------------
    Revenues................................               $(5,000)             $5,000           $   -
    Operating margin........................                (5,000)              5,000               -
    Depletion...............................                34,462                 783               -

          The Net Profits Interest operating margin for the year ended December
31, 2009 was $(5,000). The negative operating margin is due to a reversal of revenue recognized during the fourth quarter of 2008. The Company purchased this Net Profits Interest in the Madisonville Field on December 22, 2008. If the price of natural gas and production in the Madisonville Field continues to increase, the Company will recognize an increased margin from this interest.

Discontinued Operations

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

                                       11



          Accordingly, prior period financial statement amounts have been adjusted to give effect to these dispositions as discontinued operations.

          The following are the results of operations of the Crystal Beach
Terminal and Shipwreck and Pirates' Beach gathering systems for the periods presented:

                                             Years Ended December 31,
                                    -------------------------------------------
                                        2009            2008           2007
                                    ------------    ------------   ------------
    Operating revenues (1) ...      $    131,964    $    750,110   $  1,007,065
    Operating costs and
    expenses (2) .............           337,359         432,652        412,227
    Income (loss) from
    discontinued operations,
    net of taxes .............          (155,897)        194,480        356,903
    Gain on disposal of
    discontinued operations,
    net of taxes .............           318,180            --             --

    Basic and diluted loss per
    share from discontinued
    operations ...............      $      (0.01)   $       --     $       --

    Basic and diluted income
    per share from gain on
    disposal of discontinued
    operations ...............              0.02            0.01           0.01
                                    ------------    ------------   ------------
    Total ....................      $       0.01    $       0.01   $       0.01
                                    ============    ============   ============

   Weighted average number of
   common shares outstanding:
   Basic......................        19,303,488      19,126,587     17,781,059
   Diluted....................        19,303,488      19,330,409     17,956,541


(1)  This revenue is based on billings to producers for transportation services.

(2) This cost is comprised of operations and maintenance expense, depreciation expense, and accretion expenses.

Operations Support and Other Income (Expense)

                                                                Year Ended December 31,
                                                     -------------------------------------------
                                                         2009            2008            2007
                                                     ------------    ------------   ------------

    General and administrative..............         $  2,405,400    $  2,424,045   $  2,044,342
    Interest income.........................               30,408          29,119        114,265
    Interest expense........................             (116,699)       (157,091)       (95,599)
    Gain on sale of intangible asset........                 --              --          286,579
    Noncontrolling interest.................                 --           (28,824)       (94,060)
    Other income (expense), net.............             (178,758)      1,731,155         55,119
    Income tax benefit (expense)............              159,157        (375,764)     1,906,678
    Discontinued operations, net of tax.....             (155,897)        194,480        605,946
    Gain on disposal of discontinued
        operations, net of taxes............              318,180            --        1,241,722

                                                12

          General and administrative expenses for the year ended December 31, 2009 decreased $19,000 compared to 2008, or 1%, primarily due to decreased insurance, salary, bonuses, and license fees, offset by increased consulting and auditing fees.

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

          Interest expense for the year ended December 31, 2009 decreased $40,000 compared to 2008 primarily because of the decreased outstanding balance on the Company's revolving credit facility, which was used to acquire the minority interest in the Madisonville pipeline, as well as the net profits interest in the Madisonville Field and the amortization of fees associated with the credit facility.


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

          The Company had available cash of $2,086,787 at December 31, 2009.

          Net cash provided by continuing operating activities totaled $521,096 for the year ended December 31, 2009, compared to net cash provided by continuing operating activites of $2,316,381 during the same period of the previous year.

          Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally-generated funds and available cash and bank borrowings as needed. The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

          During 2009, the Company executed premium finance agreements for its insurance premiums. The total of the notes were $525,079 with an interest rate of 6.5%. The notes require monthly principal and interest payments. The amount of the monthly payment varies depending on any changes in coverage and policy renewal periods. The loans were refinanced in early 2009 resulting in a credit of $194,819. Additionally, due to the sale of the Crystal Beach, Pirates Beach, and Shipwreck assets, the Company was granted a refund in insurance of $147,763. Total credits received from refinancing and the asset sales were $342,582. These notes were repaid during December 2009.

          On December 7, 2009, the Company entered into a Credit Agreement (the "Agreement") with Meridian Bank, Texas ("Meridian"), regarding a revolving credit facility provided by Meridian to the Company. The original borrowing base under the new Agreement had been established at $3 million, which may be increased at the discretion of the Lender to an amount not to exceed $6 million. This credit facility replaces the Company's prior credit facility. The credit facility is secured by all of the Company's assets and originally has a term of 39 months, maturing on April 30, 2012. The credit facility contains financial covenants defining various financial measures and levels of these measures with which the Company is in compliance. Interest on outstanding balances will accrue at the Wall Street Journal prime rate, plus one and a half percent, with a minimum rate of 5.50%. Unused borrowing base fees are 0.50% per year of the average for the period of calculation of an amount determined daily equal to the difference between the borrowing base and the aggregate outstanding principal balance of the facility. This amount is paid quarterly. As of December 31, 2009, there was a zero balance on the facility.

          At December 31, 2009, the Company had $900,000 in outstanding letters of credit for gas purchases.

          Natural gas prices as represented by the Henry Hub closing monthly index price for natural gas during the year ended December 31, 2009 averaged $3.99 per MMBtu, compared to $9.02 for the same period of the prior year. The

Company's operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements. However, natural gas prices can affect exploration and development which can result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

          The Company has no off-balance sheet arrangements at December 31, 2009; however, see Note 9 to the consolidated financial statements regarding Commitments and Contingencies.

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

     We have a history of operating losses.

          During 2009, we operated our business at an operating loss. There are many factors influencing our operations that are beyond our control that may cause future losses. We cannot control the extent or timing of producer investment near our Offshore pipeline systems. The ultimate success of our Madisonville pipeline facilities and net profits interest depends upon the continued success of the producer in the area, and the continued successful operation of the Madisonville plant.

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

          We are subject to risks associated with climate change.


          There is a growing belief that emissions of greenhouse gases (GHGs) may be linked to climate change. Climate change and the costs that may be associated with its impacts and the regulation of GHGs have the potential to affect our business in many ways, including negatively impacting the costs we incur in providing our products and services, the demand for and consumption of our products and services (due to change in both costs and weather patterns), and the economic health of the regions in which we operate, all of which can create financial risks.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable for smaller reporting companies such as Gateway.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index to Consolidated Financial Statements beginning on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          As of December 31, 2009, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

          Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.



          This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

ITEM 9B.  OTHER INFORMATION

        None
                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Incorporated by reference to the Gateway Energy Corporation Proxy
Statement for the Annual Meeting of Stockholders, under the captions "ELECTION
OF DIRECTORS," "EXECUTIVE OFFICERS OF THE COMPANY" "GOVERNANCE OF THE COMPANY" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE".

ITEM 11.   EXECUTIVE COMPENSATION

          Incorporated by reference to the Gateway Energy Corporation Proxy
Statement for the Annual Meeting of Stockholders, under the caption "EXECUTIVE
COMPENSATION."

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

          Incorporated by reference to the Gateway Energy Corporation Proxy
Statement for the Annual Meeting of Stockholders, under the captions "SECURITY
OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT".



Securities Authorized for Issuance Under Equity Compensation Plans


        =========================== ========================= ========================= =========================
                                                                                          Number of securities
                                                                                        remaining available for
                                                                                         future issuance under
                                    Number of securities to       Weighted-average        equity compensation
                                    be issued upon exercise      exercise price of          plans (excluding
                                    of outstanding options,     outstanding options,    securities reflected in
                                      warrants and rights       warrants and rights           column (a))
              Plan Category                   (a)                       (b)                       (c)
        --------------------------- ------------------------- ------------------------- -------------------------
        Equity compensation
          plans approved by
          security holders                 1,278,947                     $  0.45               1,302,720
        =========================== ========================= ========================= =========================

                                                        19

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
           INDEPENDENCE

          Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders, under the caption "CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH RELATED PERSONS" and "GOVERNANCE OF THE COMPANY".

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the Annual Meeting of Stockholders, under the caption "INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM."


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

3.3 Bylaws, as amended May 26, 2008, incorporated by reference to Form 8-K filed on March 28, 2008.

4.1 Form of the Common Stock Certificate, incorporated by reference to Form 10-KSB for the year ended February 28, 1999.

4.2 Rights Agreement dated as of February 26, 2010, between Gateway Energy Corporation and American Stock Transfer and Trust Company, LLC, as Rights Agent, which includes as Exhibit A, the Summary of Rights to Purchase Preferred Stock, incorporated by reference to Form 8-K filed on March 1, 2010.

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

10.2 1998 Stock Option Plan, incorporated by reference to Form 10-KSB for the year ended February 28, 1999.

10.3 1998 Outside Directors' Stock Option Plan, incorporated by reference to Form 10-KSB for the year ended February 28, 1999.

10.4 Employment Agreement dated August 22, 2006 with Robert Panico, incorporated by reference to Form 8-K filed on August 25, 2006.

10.5 Employment Agreement dated August 22, 2006 with Christopher Rasmussen, incorporated by reference to Form 8-K filed on August 25, 2006.

10.6 Form of Indemnification Agreement, incorporated by reference to Fomr 8-K filed on August 25, 2006.

10.7 Purchase Agreement dated July 26, 2005 between Gateway Pipeline Company and Madisonville Gas Processors, LP for the sale of certain Madisonville pipeline facility assets, incorporated by reference to Form 10-KSB for the year ended December 31, 2005.

10.8 Purchase Agreement dated December 22, 2006 between Gateway Processing Company and HNNG Development, LLC for the sale of that certain First Amended and Restated Agreement to Develop Natural Gas Treatment Projects Using Mehra Gas Treating Units, dated January 1, 2004, as amended January 1, 2005, by and between Advanced Extraction, incorporated by reference to Form 8-K filed on December 12, 2006.

10.9 2007 Equity Incentive Plan, incorporated by reference to Form 10-KSB for the year ended December 31, 2007.

10.10 Member Interest Purchase Agreement dated April 13, 2007 between Gateway Energy Corporation and Navitas Assets, L.L.C. for the sale of Fort Cobb Fuel Authority, L.L.C., incorporated by reference to Form 8-K filed on April 16, 2007.

10.11 Purchase Agreement dated September 6, 2007 between Gateway Offshore Pipeline Company and Gulfshore Midstream Pipelines, Ltd. for the sale of certain pipeline facility assets, incorporated by reference to Form 8-K filed on September 7, 2007.

10.12 Member Interest Purchase Agreement dated July 3, 2008 between Gateway Processing Company and Allen Drilling Acquisition Company for the purchase of a one-third interest in Gateway-ADAC Pipeline, L.L.C., incorporated by reference to Form 8-K filed on July 3, 2008.

10.13 Assignment of Member Interest Agreement dated December 22, 2008 between Gateway Energy Corporation and Constellation Energy Commodities Group, Inc. for the purchase of a net profits interest in certain leases and wells in the Madisonville Field, incorporated by reference to Form 8-K filed on December 22, 2008.

10.14 Purchase Agreement dated July 6, 2009 between Gateway Offshore Pipeline Company and Impact E&P for the sale of the Shipwreck gathering system and related Crystal Beach terminal, and purchase agreement dated July 6, 2009 between Gateway Offshore Pipeline Company and Emerald for the sale of the Pirates Beach gathering system, incorporated by reference to Form 8-K filed on July 6, 2009.

10.15 Loan Agreement, dated December 7, 2009, among Gateway Energy Corporation, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Processing Company, Gateway Energy Marketing Company and Meridian Bank, incorporated by reference to Form 8-K filed on December 10, 2009.

10.16 Purchase and Sale Agreement, dated January 7, 2010, by and among Gateway Pipeline Company, Hickory Creek Gathering, L.P., and Range Operating Texas, LLC., incorporated by reference to Form 8-K filed on January 11, 2010.

23.1           Consent of Pannell Kerr Forster of Texas, P.C.

31.1           Section 302 Certification of Chief Executive Officer

31.2           Section 302 Certification of Chief Financial Officer

32.1           Section 906 Certification of Chief Executive Officer

32.2           Section 906 Certification of Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GATEWAY ENERGY CORPORATION
                                                 (Registrant)

                                            By:  /s/  Robert Panico
                                               --------------------------------
                                                      Robert Panico
                                                      President & CEO

         Date:    March 24, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Name                      Title                    Date

         /s/  John A. Raasch                Director              March 24, 2010
         ------------------------------
              John A. Raasch

         /s/  Gordon Wright                 Director              March 24, 2010
         ------------------------------
              Gordon Wright

         /s/  William A. Henry              Director              March 24, 2010
         ------------------------------
              William A. Henry

         /s/  Charles O. Buckner            Director              March 24, 2010
         ------------------------------
              Charles O. Buckner

         /s/  J. Darby Sere                 Director              March 24, 2010
         ------------------------------
              J. Darby Sere

         /s/  Steven W Cattron              Director              March 24, 2010
         ------------------------------
              Steven W Cattron

         /s/  Robert Panico                 Chief Executive       March 24, 2010
         ------------------------------     Officer, President
              Robert Panico                 and Director
                                            (Principal Executive
                                            Officer)


         /s/  Christopher M. Rasmussen      Chief Financial       March 24, 2010
         ------------------------------     Officer and
              Christopher M. Rasmussen      Secretary (Principal
                                            Financial and
                                            Accounting Officer)

                           GATEWAY ENERGY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE


    Report of Independent Registered Public Accounting Firm                 F-2
    Consolidated Balance Sheets, December 31, 2009 and 2008                 F-3
    Consolidated Statements of Operations for the Years Ended
       December 31, 2009 and 2008                                           F-4
    Consolidated Statements of Stockholders' Equity for the Years Ended
       December 31, 2009 and 2008                                           F-5
    Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2009 and 2008                                           F-6
     Notes to Consolidated Financial Statements                             F-7

     All financial schedules have been omitted as required information is either not applicable or has been included in the financial statements or notes to the financial statements.





   The accompanying notes are an integral part of these financial statements.

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
Gateway Energy Corporation

We have audited the accompanying consolidated balance sheets of Gateway Energy Corporation and Subsidiaries (the "Company") as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway Energy Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.


/s/  Pannell Kerr Forster of Texas, P.C.
----------------------------------------
     Pannell Kerr Forster of Texas, P.C.

Houston, Texas
March 24, 2010


   The accompanying notes are an integral part of these financial statements.



                              GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS



                                                                                December 31,
                                                                            2009            2008
                                                                        ------------    ------------
                                     ASSETS
Current Assets
   Cash and cash equivalents ........................................   $  2,086,787    $  1,789,029
   Restricted cash ..................................................        900,000            --
   Accounts receivable trade, net ...................................      1,101,100         969,859
   Notes receivable .................................................        148,088            --
   Prepaid expenses and other assets ................................         41,941         121,398
   Current assets of discontinued operations ........................           --         1,805,167
                                                                        ------------    ------------
        Total current assets ........................................      4,277,916       4,685,453
                                                                        ------------    ------------

Property and Equipment, at cost
   Gas gathering, processing and transportation .....................      8,855,967       8,843,142
   Net profits production interest ..................................        701,482         763,909
   Office furniture and other equipment .............................        150,500         143,654
                                                                        ------------    ------------
                                                                           9,707,949       9,750,705
   Less accumulated depreciation, depletion, and amortization .......     (2,785,241)     (2,371,704)
                                                                        ------------    ------------
                                                                           6,922,708       7,379,001
                                                                        ------------    ------------
Other Assets
   Deferred tax assets, net .........................................      1,295,455       1,205,000
   Intangible assets, net of accumulated amortization of $345,567 and
     $222,082 as of December 31, 2009 and 2008, respectively ........        563,032         765,337
   Other ............................................................         36,803         136,657
   Non-current assets of discontinued operations ....................           --         2,519,253
                                                                        ------------    ------------
                                                                           1,895,290       4,626,247
                                                                        ------------    ------------
        Total assets ................................................   $ 13,095,914    $ 16,690,701
                                                                        ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable .................................................   $    660,504    $    776,519
   Accrued expenses and other liabilities ...........................        305,549         323,100
   Current maturities of long-term debt .............................           --         1,062,000
   Current maturities of capital lease ..............................          9,188          20,235
                                                                        ------------    ------------
        Total current liabilities ...................................        975,241       2,181,854
                                                                        ------------    ------------

Long-term capital lease, less current maturities ....................           --             9,187
Non-current liabilities of discontinued operations ..................           --         2,318,315
                                                                        ------------    ------------
        Total liabilities ...........................................   $    975,241    $  4,509,356
                                                                        ------------    ------------

Commitments and contingencies .......................................           --              --

Stockholders' Equity
   Preferred stock - $1.00 par value; 10,000 shares authorized;
      no shares issued and outstanding ..............................           --              --
   Common stock - $0.25 par value; 35,000,000 shares authorized;
      19,397,125 and 19,207,249 shares issued and outstanding at
      December 31, 2009 and 2008, respectively ......................      4,849,281       4,801,812
   Additional paid-in capital .......................................     17,395,828      17,284,485
   Accumulated deficit ..............................................    (10,124,436)     (9,904,952)
                                                                        ------------    ------------
        Total stockholders' equity ..................................     12,120,673      12,181,345
                                                                        ------------    ------------
        Total liabilities and stockholders' equity ..................   $ 13,095,914    $ 16,690,701
                                                                        ============    ============


              The accompanying notes are an integral part of these financial statements.

                                                   F-3



                             GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                          Year Ended December 31,
                                                                       ----------------------------
                                                                           2009            2008
                                                                       ------------    ------------
Operating revenues
   Sales of natural gas ............................................   $  4,183,830    $ 12,033,817
   Transportation of natural gas and liquids .......................      2,342,479       1,788,070
   Treating and other ..............................................        181,665          60,589
                                                                       ------------    ------------
                                                                          6,707,974      13,882,476
Operating costs and expenses
   Cost of natural gas purchased ...................................      3,586,046      10,979,136
   Operation and maintenance .......................................        384,009         433,577
   General and administrative ......................................      2,405,400       2,424,045
   Depreciation, depletion and amortization ........................        608,394         621,252
                                                                       ------------    ------------
                                                                          6,983,849      14,458,010
                                                                       ------------    ------------
Operating loss .....................................................       (275,875)       (575,534)

Other income (expense)
   Interest income .................................................         30,408          29,119
   Interest expense ................................................       (116,699)       (157,091)
   Other income (expense), net .....................................       (178,758)      1,731,155
                                                                       ------------    ------------
      Other income (expense) .......................................       (265,049)      1,603,183
                                                                       ------------    ------------

Income (loss) from continuing operations before income taxes
  and discontinued operations ......................................       (540,924)      1,027,649

Provision for income taxes
      Current income tax expense ...................................         36,069          35,000
      Deferred income tax expense (benefit) ........................       (195,226)        340,764
                                                                       ------------    ------------
                                                                           (159,157)        375,764
                                                                       ------------    ------------

Income (loss) from continuing operations ...........................       (381,767)        651,885
Net income attributable to non-controlling interest ................           --           (28,824)
                                                                       ------------    ------------
Income (loss) from continuing operations attributable to controlling
    interest .......................................................       (381,767)        623,061

Discontinued operations, net of taxes
   Income (loss) from discontinued operations, net of taxes ........       (155,897)        194,480
   Gain on disposal of assets, net of taxes ........................        318,180            --
                                                                       ------------    ------------
Income from discontinued operations ................................        162,283         194,480

Net income (loss) ..................................................   $   (219,484)   $    817,541
                                                                       ------------    ------------


Basic and diluted income (loss) per share:
   Continuing operations ...........................................   $      (0.02)   $       0.03
   Discontinued operations .........................................           0.01            0.01
                                                                       ------------    ------------
   Net income ......................................................   $      (0.01)   $       0.04
                                                                       ============    ============
Weighted average number of common shares outstanding:
   Basic ...........................................................     19,303,488      19,126,587
   Diluted .........................................................     19,303,488      19,330,409


             The accompanying notes are an integral part of these financial statements.

                                                 F-4


                                           GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         For the Years Ended December 31, 2009 and 2008



                                              Common Stock           Additional
                                      ---------------------------      Paid-in      Accumulated   Non-controlling
                                         Shares         Amounts        Capital        Deficit        Interest         Total
                                      ------------   ------------   ------------   ------------    ------------    ------------
Balance at January 1, 2008 ........     19,026,665   $  4,756,665   $ 16,460,763   $(10,909,734)   $    816,222    $ 11,123,916

Issuance of common stock for
   services .......................         10,000          2,500          6,500           --              --             9,000
Issuance of common stock and
  purchase of ADAC non-
  controlling interest ............        100,000         25,000        673,981        187,241        (845,046)         41,176
Stock-based compensation expense ..           --             --          100,891           --              --           100,891
Issuance of common stock related to
  exercise of stock options .......         70,584         17,647         42,350           --              --            59,997
Net income ........................           --             --             --          817,541          28,824         846,365
                                      ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2008 ......     19,207,249      4,801,812     17,284,485     (9,904,952)           --        12,181,345

Stock-based compensation expense ..           --             --           98,812           --              --            98,812
Issuance of common stock to
 directors ........................        189,876         47,469         12,531           --              --            60,000
Net loss ..........................           --             --             --         (219,484)           --          (219,484)
                                      ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2009 ......     19,397,125   $  4,849,281   $ 17,395,828   $(10,124,436)   $       --      $ 12,120,673
                                      ============   ============   ============   ============    ============    ============


                           The accompanying notes are an integral part of these financial statements.

                                                               F-5



                              GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             Year Ended December 31,
                                                                           --------------------------
                                                                               2009           2008
                                                                           -----------    -----------
Cash flows from operating activities - continuing operations:
   Income (loss) from continuing operations.............................      (381,767)       651,885
   Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
      Depreciation, depletion and amortization .........................       608,394        621,252
      Deferred tax expense (benefit) ...................................      (195,226)       340,764
      Stock based compensation expense .................................       158,812        169,888

      Impairment of intangible assets ..................................        52,066           --
      Impairment of net profits interest ...............................        77,942           --
      Amortization of deferred loan costs ..............................        99,445        124,835
      Net change in cash and cash equivalents resulting from changes in:
        Trade accounts receivable ......................................      (131,241)       882,990
        Prepaid expenses and other current assets ......................       390,189       (184,831)
        Accounts payable ...............................................       (96,144)      (362,134)
        Accrued expenses and other liabilities .........................       (61,374)        71,732
                                                                           -----------    -----------
          Net cash provided by operating activities ....................       521,096      2,316,381
                                                                           -----------    -----------
Cash flows from investing activities - continuing operations
   Capital expenditures ................................................       (35,186)       (29,358)
   Acquisition of minority interest and net profits interest ...........          --       (1,303,075)
   Property write-offs .................................................          --           18,067
                                                                           -----------    -----------
          Net cash used in investing activities ........................       (35,186)    (1,314,366)
                                                                           -----------    -----------
Cash flows from financing activities - continuing operations
   Proceeds from borrowings ............................................          --        1,362,000
   Payments on borrowings ..............................................    (1,082,233)    (1,067,370)
   Restricted cash for credit facility .................................      (900,000)          --
   Deferred financing costs ............................................       (42,102)       (39,820)
                                                                           -----------    -----------
          Net cash provided by (used in) financing activities ..........    (2,024,335)       254,810
                                                                           -----------    -----------
Net increase (decrease) in cash and cash equivalents from continuing
   operations ..........................................................    (1,538,425)     1,256,825

Discontinued operations:
    Net cash provided by (used in) discontinued operating activities ...     1,838,883     (1,170,934)
    Net cash used in discontinued investing activities .................        (2,700)      (104,086)
                                                                           -----------    -----------
Net increase (decrease) in cash and cash equivalents from discontinued
   operations ..........................................................     1,836,183     (1,275,020)

Cash and cash equivalents at beginning of year .........................     1,789,029      1,807,224
                                                                           -----------    -----------
Cash and cash equivalents at end of year ...............................   $ 2,086,787    $ 1,789,029
                                                                           ===========    ===========
Supplemental cash flow information
    Cash paid for interest - Continuing operations .....................   $    51,851    $    51,025

Supplemental schedule of noncash investing and financing activities
    Common stock issued for acquisition ................................          --           70,000
    Common stock issued for services ...................................          --            9,000



              The accompanying notes are an integral part of these financial statements.

                                                  F-6

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)       Nature of Business

          Gateway Energy Corporation (the "Company," or "Gateway"), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company and Gateway Processing Company and CEU TX NPI, L.L.C. Gateway-Madisonville Pipeline, L.L.C, previously known as Gateway-ADAC Pipeline, L.L.C., is 67% owned by Gateway Pipeline Company and 33% owned by Gateway Processing Company. The
Company acquired the minority interest (33%) from the prior owner on July 3, 2008 and the Company now owns 100% of this venture. Access to the Company's annual report on Form 10-K and Form 10-KSB, quarterly reports on Form 10-Q and Form 10-QSB, the Company's Code of Ethics, and current reports on Form 8-K are available at the Company's website www.gatewayenergy.com.

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

Principles of Consolidation

          The Company consolidates the financial statements of its majority-owned and wholly-owned subsidiaries. The portion of Gateway-ADAC Pipeline L.L.C. (through June 30, 2008) not owned by the Company is recorded as non-controlling interest. All significant intercompany transactions have been eliminated in consolidation.

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

Reclassifications

          Certain reclassifications have been made to the December 31, 2008 financial statements to conform to the current period presentation. These reclassifications had no effect on the total assets, liabilities, stockholders' equity or net income for the year ended December 31, 2008.

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

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

Property and Equipment

          Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period. Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For the year ended December 31, 2009, property and equipment included $78,056 of equipment financed under a capital lease, net of $21,944 of accumulated amortization. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation. When entire pipeline systems, gas plant or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

          For the years ended December 31, 2009 and 2008, depreciation, depletion and amortization expense was $608,394 and $621,252, respectively. At December 31, 2009 there was $1,146,362 of fully depreciated assets still in use. Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, "Property, Plant, and Equipment," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Impairments of assets recorded during the years ended December 31, 2009 and 2008 was $77,942, related to Net Profits Interest, and $0, respectively.

          The Company provides for future asset retirement obligations under the provisions of FASB ASC Topic 410, "Asset Retirement and Environmental Obligations," related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment. The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment. The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability. Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability. The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the years ended December 31, 2009 and 2008:

                                               Year Ended December 31,
                                            -------------------------------
                                                2009               2008
                                            ------------       ------------

              Beginning balance             $  2,318,315       $    394,640
              Accretion                           65,549             25,921
              Change in estimate                    --            1,897,754
              Sale of asset                   (2,383,864)              --
                                            ------------       ------------
              Ending balance                $       --         $  2,318,315
                                            ------------       ------------

Refer to Note 8 for discussion of the change in estimate.

Refer to Note 12 for discussion of sale, effective June 30, 2009 of the Shipwreck platform.

Goodwill and Other Intangibles

          FASB ASC Topic 350, "Intangibles, Goodwill, and Other" addresses the methods used to capitalize, amortize and to assess the impairment of intangible assets. In evaluating the Company's intangibles, management considered all of the criteria set forth in FASB ASC Topic 350 for determining useful life. Management performs our annual impairment test for intangible assets in the fourth quarter of each fiscal year or when changes in circumstance indicate impairment. No impairments were indicated as a result of impairment reviews for intangible assets in the year ended December 31, 2008. During the third quarter of 2009, intangible assets related to contracts with producers were impaired due to the abandonment of platforms by the producers. As such, the Company recognized approximately $52,000 of impairment for the year ended December 31, 2009.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

Concentrations of Credit Risk

          The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced losses in such accounts.

Casualty Loss

          Gateway owns pipelines, a related 140' x 70' operating platform, and an onshore terminal facility ("Crystal Beach" facility) located in southeast Texas, east of Galveston. The Crystal Beach facility is connected to the Company's Shipwreck system, which provides separation of gas and liquid hydrocarbon services, dehydrates the gas for a fee, delivers pipeline quality gas to market and provides storage and truck loading services for the liquid hydrocarbons.

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

          In June 2009, the Company completed the sale of the Crystal Beach facility and related Shipwreck system (see Note 12).

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

          Effective January 1, 2009, the Company adopted the interpretation within the ASC on Income Taxes which relates to Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained upon examination by the taxing authority. Interest and/or penalties related to income tax matters are to be recognized in income tax expense. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations. The Company's tax years 2003 and forward are subject to examination.

Stock-Based Compensation

          The Company's 2007 Equity Incentive Plan provides for stock-based compensation for officers, employees and non-employee directors.

          The Company accounts for stock based compensation under the provisions of FASB ASC Topic 718, "Compensation - Stock Compensation" ("ASC Topic 718"). The options generally vest ratably over three years and expire between five and ten years.

          Compensation cost related to non-qualified stock options recognized for the years ended Decmeber 31, 2009 and 2008 was $98,812 and $100,891, respectively. The Company views all awards of share-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the fair value of the award over the requisit service period.



                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


          During the second quarter of 2009, the Company made a stock grant of 189,876 restricted shares of common stock to the Company's Board of Directors.
The value of the stock grant was $0.315 per share and was included in stock based compensation expense.

          The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the value of the stock over the strike price received on the date of exercise. During the year ended December 31, 2009, there were no options exercised. In addition, the Company receives an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. The Company records these deductions as a tax asset with a corresponding amount recorded as additional paid-in capital when the Company can receive a tax cash savings from these awards. Due to the Company having significant unused net operating-loss carryforwards, the recording of this tax benefit is deferred until such tax savings is realized.

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

          The following weighted-average assumptions were used in determining the fair value of stock options granted during years ended December 31, 2009 and 2008, using the Black-Sholes model.

                                                           2009         2008
                                                          ------       ------
                 Risk-free interest rate (%)..........     2.19         2.80
                 Dividend yield (%)...................      -            -
                 Expected volatility (%)..............      62           66
                 Option life (years)..................     3.50         3.50


          At December 31, 2009, there was $87,514 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of three years.

          The following table represents stock option activity for the year ended December 31, 2009:


                                                                             Weighted
                                                               Weighted       Average
                                                               Average      Contractual    Intrinsic
                                                               Exercise      Terms (in     Value of
                                                   Shares       Price          years)       Options
                                                 ---------     ---------     ---------     ---------
Options outstanding, beginning of period..       1,038,947       $0.53         3.43
Options granted...........................         387,500        0.32         4.37
Options canceled..........................        (147,500)       0.64          --
                                                 ---------
Options outstanding, end of period........       1,278,947       $0.45         2.92         $   5,800
                                                 =========                                  =========
Options exercisable, end of period........         644,649       $0.44         2.10         $   4,400
                                                 =========                                  =========

                                                 F-10



                             GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The following table represents stock option activity for the year ended December
31, 2008:


                                                                             Weighted
                                                               Weighted       Average
                                                               Average      Contractual    Intrinsic
                                                               Exercise      Terms (in     Value of
                                                   Shares       Price          years)       Options
                                                 ---------     ---------     ---------     ---------
Options outstanding, beginning of period..         790,000       $0.43          4.18
Options granted...........................         268,947        0.80          4.44
Options canceled..........................         (20,000)       0.48           --
                                                 ---------
Options outstanding, end of period........       1,038,947       $0.53          3.43       $  21,650
                                                 =========                                 =========
Options exercisable, end of period........         430,000       $0.40          2.92       $  18,983
                                                 =========                                 =========

          The market value of the Company's common stock on December 31, 2009 was $0.32 per share.

          The weighted-average grant-date fair value of options granted during 2009 was $0.16 for year ended December 31, 2009.

Earnings Per Share

          Basic  earnings  per share is computed by dividing net earnings or net loss by the weighted  average  number of common  shares  outstanding  during the period.  Diluted  earnings per share is computed by dividing net earnings or net loss by the weighted average number of shares  outstanding,  after giving effect to potentially dilutive common share equivalents  outstanding during the period.
Potentially   dilutive  common  share   equivalents  are  not  included  in  the
computation  of diluted  earnings per share if they are  anti-dilutive.  For the years ended  December  31,  2009 and 2008,  1,278,947  and  203,822  potentially dilutive common shares arising from outstanding  stock options and warrants have
been   excluded   from  diluted   earnings  per  share  as  their  effects  were
anti-dilutive.

                                                      Year Ended December 31,
                                                       2009              2008
Weighted average number of common shares
    outstanding...............................      19,303,488       19,126,587
Effect of dilutive securities.................            --            203,822
                                                   -----------      -----------
Weighted average dilutive common shares
    outstanding...............................      19,303,488       19,330,409
                                                   ===========      ===========
Income (loss) from continuing operations              (381,767)         651,885
Income from discontinued operations, net of
    taxes                                              162,283          194,480
Net income attributable to noncontrolling
    interests.................................            --            (28,824)
Net income (loss) attributable to controlling
    interests.................................     $  (219,484)     $   817,541
                                                   ===========      ===========

Basic and diluted income per common share:....
    Continuing operations.....................     $     (0.02)     $      0.03
    Less:  income attributable to
        noncontrolling interests..............            --               --
    Discontinued operations...................            0.01             0.01
                                                   -----------      -----------
    Net loss..................................     $     (0.01)     $      0.04
                                                   ===========      ===========

                                      F-11

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

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

          ASC Topic 820 must be applied prospectively and retrospective application is not permitted. ASC Topic 820 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting ASC Topic 820 must also early adopt ASC Topic 320, "Investments, Debt, and Equity Securities". The Company adopted ASC Topic 820 as it applies to financial assets and liabilities as of June 30, 2009 and the adoption did not have a material impact on its consolidated financial statements.

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

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

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

          The adoption of this rule had no effect on the financial statements.

Use of Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's significant estimates include depreciation of long-lived assets, depletion of gas reserves, amortization of deferred loan costs, valuation of the asset retirement obligation liability, valuation of the fair value of the Company's long-lived assets and valuation of stock based compensation. Actual results could differ from those estimates.

(3)       Business Combinations

Acquisition of Allen Drilling Acquisition Company

          On July 3, 2008, Gateway Processing Company, a subsidiary of Gateway Energy Corporation (the "Company") closed on a Member Interest Purchase Agreement with Allen Drilling Acquisition Company ("ADAC"), effective as of July 1, 2008, regarding the purchase of ADAC's one-third interest in Gateway-ADAC Pipeline, LLC ("Gateway-ADAC") for $540,625 and 100,000 shares of Company common stock. Gateway-ADAC owns the Company's Madisonville pipeline, connecting the Madisonville gas treatment plant to two major pipelines.



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

(4)       Debt

Trade Notes Payable

          During 2009, the Company executed premium finance agreements for its insurance premiums. The total of the notes were $525,079 with an interest rate of 6.5%. The notes require monthly principal and interest payments. The amount of the monthly payment varies depending on any changes in coverage and policy renewal periods. The loans were refinanced in early 2009 resulting in a credit of $194,819. Additionally, due to the sale of the Crystal Beach, Pirates Beach, and Shipwreck assets, the Company was granted a refund in insurance of $147,763.
Total credits received from refinancing and the asset sales were $342,582. These notes were repaid during December 2009.



Long-term Debt

          Long-term debt at December 31 consisted of the following:

                                                          2009          2008
                                                      -----------   -----------
              Revolving credit facility.............  $       --    $ 1,062,000
              Less current maturities...............          --     (1,062,000)
                                                      -----------   -----------
                                                      $       --    $      --
                                                      ===========   ===========

Revolving Credit Facility

          On December 7, 2009, the Company entered into a Credit  Agreement (the
"Agreement") with Meridian Bank, Texas ("Meridian"), regarding a revolving credit facility provided by Meridian to the Company. The original borrowing base under the new Agreement had been established at $3 million, which may be increased at the discretion of the Lender to an amount not to exceed $6 million.
This credit facility replaces the Company's prior credit facility. The credit facility is secured by all of the Company's assets and originally has a term of 39 months maturing on April 30, 2012. The credit facility contains financial covenants defining various financial measures and levels of these measures with which the Company is in compliance. Interest on outstanding balances will accrue at the Wall Street Journal prime rate, plus one and a half percent, with a minimum rate of 5.50%. Unused borrowing base fees are 0.50% per year of the average for the period of calculation of an amount determined daily equal to the difference between the borrowing base and the aggregate outstanding principal balance of the facility. This amount is paid quarterly. As of December 31, 2009, there was a zero balance on the facility.

Letters of Credit

          At December 31, 2009, the Company had $900,000 in outstanding letters of credit for gas purchases.

(5)       Income Taxes

           The provision (benefit) for income taxes consisted of the following:
                                                                 2009              2008
                                                             ------------      ------------
           Current expense (benefit):
              U.S
                  Federal................................    $       --        $       --
                  State..................................          36,069            35,000
                                                             ------------      ------------
              Total U.S..................................          36,069            35,000
                                                             ------------      ------------
           Total current.................................    $     36,069      $     35,000
                                                             ------------      ------------

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



         Deferred expense (benefit):
              U.S
                  Federal................................    $   (197,181)     $    309,339
                  State..................................           1,955            31,425
                                                             ------------      ------------
              Total U.S..................................        (195,226)          340,764
                                                             ------------      ------------
           Total deferred................................        (195,226)          340,764
                                                             ------------      ------------
           Total provision (benefit) for income taxes....    $   (159,157)     $    375,764
                                                             ============      ============

          A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows:

                                                                 2009              2008
                                                             ------------      ------------
           Tax provision at statutory rate at 35%........    $   (183,914)     $    337,818
           Add (deduct):
              State income taxes, net of federal taxes...          25,095            44,232
           Change in deferred tax rate/true up...........            --              (6,707)
           Other non-deductible expenses.................            (338)              421
                                                             ------------      ------------
                                                             $   (159,157)     $    375,764
                                                             ============      ============

          The provision tax effects of temporary differences that give rise to the deferred tax assets and liabilities as of December 31, were as follows:

                                                                 2009              2008
                                                             ------------      ------------
          Deferred tax assets:
              Net operating loss carryforwards...........    $  1,650,332      $  1,427,247
              AMT tax credit.............................          54,297            54,297
              Property and equipment.....................         197,655              --
              Stock options..............................          96,056            60,831
              Asset retirement obligation................            --             826,479
              State NOL..................................          41,009            41,009
              Accrued bonus..............................           7,130              --
              Less: Current deferred tax asset...........          (7,130)             --
              Less: Valuation allowance..................         (41,009)          (41,009)
                                                             ------------      ------------
                        Total deferred tax asset.........       1,998,340         2,368,854

          Deferred tax liabilities:
              Identified intangible assets...............            (146)             --
              Property, plant, and equipment.............            --            (558,757)
              Discontinued operations....................         (97,642)             --
              Casualty gain/loss.........................        (605,097)         (605,097)
                                                             ------------      ------------
                        Total deferred tax liability.....        (702,885)       (1,163,854)
                                                             ------------      ------------
                        Net deferred tax asset...........    $  1,295,455      $  1,205,000
                                                             ============      ============

          The Company uses FASB ASC Topic 740 "Income Taxes" for presentation of its income taxes. The Company currently does not have any uncertain tax positions. Effective January 1, 2009, the Company adopted the interpretation within the ASC on Income Taxes which relates to Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained upon examination by the taxing authority.
Interest and/or penalties related to income tax matters are to be recognized in income tax expense. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations. The
Company's tax years 2003 and forward are subject to examination.

          As of December 31, 2009, the Company has federal net operating loss carryforward of approximately $4,861,105 which may be applied against future taxable income which expires beginning in 2010 through 2029. As of December 31, 2009, the Company has a valuation allowance of $41,009 for its Oklahoma net operating loss carryforward. The Company currently does not have any operations in Oklahoma.
                                      F-15



                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


          Topic 740 requires the Company to periodically assess whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets. In making this determination, it considers all available positive and negative evidence and make certain assumptions. It considers, among other things, the deferred tax liabilities; the overall business environment; the historical earning and losses; and its outlook for future years.

          The Company did not utilize any of its Net Operating Loss for the period ended December 31, 2009, however it did utilize $40,907 of its Net
Operating Loss for the period ended December 31, 2008. The Company also recorded a casualty gain of $1,697,327 in 2008 due to hurricane Ike that is being deferred for federal income tax purposes. The Company has partially replaced this property. The Company has forecasted taxable income for the tax year 2010.

          In 2009, the Company sold its Pirates Beach and Shipwreck gathering system consisting of an offshore platform and related pipelines, as well as a related onshore facility known as the Crystal Beach terminal, which represent a disposal of a segment of its business. Discontinued operations decreased net loss by $162,283 ($259,925 less tax effect of $97,642). See Footnote 12 to the Consolidated Financial Statements.

          We feel that we have sufficient positive evidence to conclude that it is more likely than not that our net deferred tax assets will be realized. We will assess the need for a deferred tax valuation allowance on an ongoing basis considering factors such as those mentioned above as well as other relevant criteria.

          For the years ended December 31, 2009 and 2008, the Company paid taxes of $42,746 (federal taxes of $0 and state taxes of $42,746) and $36,447 (federal taxes of $0 and state taxes of $36,447) respectively.

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

          The following table summarizes employee stock option and warrant information for the years ended December 31, 2009 and 2008:

                                                    December 31, 2009                         December 31, 2008
                                          -------------------------------------    ---------------------------------------
                                              Options/         Weighted average         Options/          Weighted average
                                              warrants          exercise price          warrants           exercise price
                                          ----------------    -----------------    ------------------    -----------------
Outstanding at beginning of period..         1,018,947               $0.53               750,000                $0.44
Granted.............................           387,500                0.32               268,947                 0.80
Canceled/expired/reclassified.......          (147,500)                --                   --                    --
                                             ---------                                 ---------
Outstanding at end of period........         1,258,947                0.46             1,018,947                 0.53
                                             =========                                 =========
Options exercisable at end of period           624,649                0.45               410,000                 0.40
                                             =========                                 =========
Options available for grant at the end of
   period...........................         1,302,720                                 1,542,720
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

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


          The following is a summary of the status of the Company's non-employee options and warrants for the years ended December 31, 2009 and 2008:

                                                 December 31, 2009                         December 31, 2008
                                       -------------------------------------    ---------------------------------------
                                           Options/         Weighted average         Options/          Weighted average
                                           warrants          exercise price          warrants           exercise price
                                       ----------------     ----------------    ------------------    -----------------
Outstanding and exercisable at
   beginning of period..............        20,000              $0.27                40,000                $0.37
Canceled/Expired....................          --                                    (20,000)                0.48
                                         ---------                                ---------
Outstanding and exercisable at end of
   period...........................        20,000               0.27                20,000                 0.27
                                         =========                                =========
Options available for grant at end of
   period...........................     1,302,720                                1,542,720
                                         =========                                =========

          At December  31, 2009,  the Company had a combined  total of 1,278,947
common  stock   options  and  warrants   outstanding,   644,649  of  which  were
exercisable. At December 31, 2008, the Company had a combined total of 1,038,947
common  stock   options  and  warrants   outstanding,   430,000  of  which  were
exercisable.


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

          The Company's contributions to the 401(k) plan were $12,413 and $15,151 for the years ended December 31, 2009 and 2008, respectively.

(7)       Leases

Capital Lease

          At December 31, 2009, the Company had one capital lease for equipment installed at the sales point of the Madisonville Pipeline Facilities, for a term of 84 months, maturing May 28, 2010. Interest expense is being recognized over the life of the lease at an imputed annual rate of 10%. At the end of the lease term, the Company owns the equipment, or at its option, the Company may buy out the lease at a fixed price at either of two interim dates. The equipment cost of $100,000 is reflected in the accompanying balance sheet as gas gathering, processing and transportation equipment. The related depreciation of $21,944 is reflected in accumulated depreciation and amortization. Future minimum lease payments, as well as the present value of the net minimum lease payments as of December 31, 2009, are as follows:

                 Year Ending
                 December 31, 2010
                 Total minimum lease payments                                   $     9,750
                 Less amount representing estimated executory costs (such
                     as taxes, maintenance and insurance) including profit
                     thereon, included in total minimum lease payments                 (160)
                                                                                -----------
                 Net minimum lease payments                                           9,590
                 Less amount representing interest                                     (402)
                                                                                -----------
                 Present value of net minimum lease payments                    $     9,188
                                                                                ===========
                 Current maturities of capital lease payments                         9,188
                 Long-term capital lease payments, less current maturities      $      --
                                                                                ===========

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

Operating Leases

          On January 15, 2008, the Company entered into a lease agreement with Wedge International for office space. The term of the agreement is five years commencing on April 1, 2008. The monthly lease payment is $12,527. The future minimum operating lease payments as of December 31, 2009, are as follows:

                 Year Ending
                 December 31,
                 ------------
                     2010                                $   153,422
                     2011                                    153,422
                     2012                                    150,502
                     2013                                     37,581
                                                         -----------
                 Total future minimum lease payments     $   494,927
                                                         ===========


The Company also has various month-to-month equipment operating leases. Rent expense for all leases totaled $153,422 and $142,472 for the years ended December 31, 2009 and 2008, respectively.

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

(10)      Financial Instruments

          The carrying amount of cash and cash equivalents, trade and insurance receivables, trade payables and short-term borrowings approximate fair value because of the short maturity of those instruments. The carrying amount of the term note approximates fair value because of its variable interest rate. The fair value of the Company's financial instruments is based upon current borrowing rates available for financings with similar terms and maturities, and is not representative of the amount that could be settled, nor does the fair value amount consider the tax consequences, if any, of settlement.



(11)      Segments, Major Customers and Concentrations

          All of the Company's operations are in the domestic U.S., including the Gulf of Mexico in Texas and federal waters. The Company's management reviews and evaluates the operations separately of the three main segments, Onshore Operations, Offshore Operations, and Net Profits Interest. Each segment is an aggregation of operations subject to similar economic and regulatory conditions



                GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

such that they are likely to have similar long-term prospects for financial performance. Onshore Operations include natural gas gathering, transportation and distribution activities in Texas. Offshore Operations include natural gas and liquid hydrocarbon gathering and transportation activities in the Gulf of Mexico in Texas and Louisiana as well as federal waters. Net Profits Interest include the 9.1% net profits interest in the Madisonville Field. The principal markets for the Onshore segment are affiliates of large intrastate and interstate pipeline companies and industrial customers; and for the Offshore segment they are affiliates of large intrastate and interstate pipeline companies.

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

          Summarized financial information for the years indicated of the Company's reportable segments from continuing operations:

                                                                                Year Ended December 31,
                                                                          -------------------------------------
                                                                               2009                 2008
                                                                          ----------------    -----------------
                               Onshore Operations
        Revenues......................................................     $  4,419,676        $ 12,373,321
        Cost of natural gas purchased.................................        3,586,046          10,979,136
        Operation and maintenance expense.............................          211,424             246,149
                                                                           ------------        ------------
             Operating margin.........................................          622,206           1,148,036
        General and administrative expense............................          729,370             993,997
        Depreciation, depletion and amortization expense..............          150,935             194,455
                                                                           ------------        ------------
             Operating loss...........................................         (258,099)            (40,416)

        Interest expense..............................................            3,165               6,030
        Capital expenditures..........................................            7,940              18,794
        Total assets..................................................     $  4,086,347        $  4,510,918

                              Offshore Operations
        Revenues......................................................     $  2,293,298        $  1,504,155
        Operation and maintenance expense.............................          172,585             187,428
                                                                           ------------        ------------
            Operating margin..........................................        2,120,713           1,316,727
        General and administrative expense............................        1,560,773           1,416,921
        Depreciation, depletion and amortization expense..............          416,114             420,891
                                                                           ------------        ------------
             Operating income (loss)..................................          143,826            (521,085)

        Capital expenditures..........................................            4,885                --
        Total assets..................................................     $  4,934,508        $  9,139,741

                              Net Profits Interest
        Revenues......................................................     $     (5,000)       $      5,000
                                                                           ------------        ------------
            Operating margin..........................................           (5,000)              5,000
        General and administrative expense............................          109,967               1,638
        Depreciation, depletion and amortization expense..............           34,462                 783
                                                                           ------------        ------------
             Operating income (loss)..................................         (149,429)              2,579

        Capital expenditures..........................................           15,515                --
        Total assets..................................................     $    666,237        $    768,125

                                 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                              Corporate Operations

        General and administrative expense............................     $      5,290        $     11,489
        Depreciation..................................................            6,883               5,123
                                                                           ------------        ------------
            Operating loss............................................          (12,173)            (16,612)

        Interest expense..............................................          113,534             151,061
        Capital expenditures..........................................            6,846              10,564
        Total assets..................................................     $  3,408,822        $  2,271,917

                                     Total
        Revenues......................................................     $  6,707,974        $ 13,882,476
        Cost of natural gas purchased.................................        3,586,046          10,979,136
        Operation and maintenance expense.............................          384,009             433,577
                                                                           ------------        ------------
             Operating margin.........................................        2,737,919           2,469,763
        General and administrative expense............................        2,405,400           2,424,045
        Depreciation, depletion and amortization expense..............          608,394             621,252
                                                                           ------------        ------------
            Operating loss............................................         (275,875)           (575,534)

        Interest expense..............................................          116,699             157,091
        Capital expenditures..........................................           35,186              29,358
        Total assets..................................................     $ 13,095,914        $ 16,690,701

                          Reconciliation to Net Income
        Operating margin..............................................     $  2,737,919        $  2,469,763
        Less:
        Depreciation, depletion and amortization expense..............          608,394             621,252
        General and administrative....................................        2,405,400           2,424,045
        Interest expense..............................................          116,699             157,091
        Income tax expense............................................                -             375,764
        Non-controlling interest......................................                -              28,824
        Plus:
        Interest income...............................................           30,408              29,119
        Other income (expense), net...................................         (178,758)          1,731,155
        Income tax benefit............................................          159,157                --
        Discontinued operations, net of taxes.........................         (155,897)            194,480
        Gain on sale of discontinued operations, net of taxes.........          318,180                --
                                                                           ------------        ------------
        Net income (loss).............................................     $   (219,484)       $    817,541
                                                                           ============        ============


          For the years ended December 31, 2009 and 2008, the Company purchased natural gas from one supplier. Gross sales to customers representing 10% or more of total revenue for the years ended December 31, 2009 and 2008 are as follows:

                                                                   Year Ended December 31,
                                                                -----------------------------
                                                                    2009            2008
                                                                -------------    ------------
        Dart Container Corporation.........................          60%              53%
        Owens Corning......................................          36%              27%
        Saint Gobain Containers............................           0%              16%

          The Company's natural gas pipeline operations have a diverse customer base in natural gas transmission, distribution and various other industries.
This diversity of customers may reduce the Company's overall exposure to credit risk since the variety of customers may not be similarly affected by the changes in economic or other conditions. The Company's accounts receivable are not collateralized. The Company believes that the loss of a major customer would not have a material adverse effect on its financial position, results of operations or cash flows because such customer could be replaced readily.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

(12)      Discontinued Operations

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

          The following are the results of operations of the Crystal Beach Terminal and Shipwreck and Pirates' Beach gathering systems for the periods presented:

                                          Year Ended December 31,
                                   ---------------------------------------
                                          2009                2008
                                   ------------------- -------------------
      Operating revenues (1)........        $   131,964        $   750,110
     Operating costs and
       expenses (2).................            337,359            432,652
     Income (loss) from
       discontinued operations,
       net of taxes.................           (155,897)           194,480
     Gain (loss) on disposal of
       discontinued operations,
       net of taxes.................            318,180               --

     Basic and diluted income
       (loss) per share from
       discontinued operations......        $     (0.01)       $      --
     Basic and diluted income
       per share from gain on
       disposal of discontinued
       operations...................               0.02               0.01
                                            -----------        -----------
     Total..........................        $      0.01        $      0.01
                                            ===========        ===========

     Weighted average number of
       common shares outstanding:
     Basic.......................         19,303,488          19,126,587
     Diluted.....................         19,303,488          19,330,409


(1)  This revenue is based on billings to producers for transportation services.

(2) This cost is comprised of operations and maintenance expense, depreciation expense, and accretion expenses.

                   GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

(13)      Subsequent Events

          The Company acquired the Hickory Creek Gathering System from Hickory Creek Gathering L.P. and Range Texas Production, LLC on January 10, 2010 for a cash purchase price of $3.9 million, adjusted to reflect a transaction effective date of November 1, 2009.

          The Hickory Creek Gathering System is located in Denton County, Texas, in the core area of the Barnett Shale and currently services two significant producers. There are currently 15 producing wells connected to the system with throughput of approximately 11,000 MMBtu per day at a fixed gathering fee for each MMBtu transported. The purchase price has been paid by the Company utilizing a combination of available cash and the Company's existing line of credit.