Form 10-K/A
period 2009-12-31
GATEWAY ENERGY CORP/NE
filed 2010-04-30
CIK 40194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-6404

Gateway Energy Corporation
(Exact name of registrant as specified in its charter)

Delaware	44-0651207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1415 Louisiana Street, Suite 4100, Houston, Texas 77002
(Address and Zip Code of principal executive offices)

(713) 600-1044
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:
Common Stock, $0.25 Par Value Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☒   No  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐   No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $7,370,908.

The number of shares outstanding of the issuer's common equity as of March 16, 2010, was 19,397,125.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into the indicated parts of this Annual Report to the extent specified in such parts:  None

EXPLANATORY NOTE

This amendment on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 24, 2010, and is being filed for the purpose of providing the disclosures required by Part III of Form 10-K, including Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services).  At the time of filing of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2009, it was anticipated that the disclosures required by Part III of Form 10-K would be incorporated therein by reference to various disclosures being made in the Proxy Statement to be used in connection with our 2010 Annual Meeting of Shareholders.  That Proxy Statement will not be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2009, and therefore this amendment on Form 10-K/A is being filed in accordance with General Instruction G(3) to Form 10-K to provide the disclosures required by Part III of Form 10-K that were to have been incorporated by reference from the Proxy Statement.

This amendment on Form 10-K/A is not intended to revise any other information presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as originally filed and all such other information in the original filing, which remains unchanged, has not been updated to reflect events occurring subsequent to the original filing date.  This amendment speaks as of the date of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except for certain certifications, which speak as of their respective dates and the filing date of this amendment. This amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2009, including any amendments to those filings.

FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K and other reports and proxy statements filed with the Securities and Exchange Commission, communications to shareholders, press releases and oral statements made by representatives of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance, and our future operations. In some cases, you can identify these forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipates,” “believes,” “expects,” “plans,” “future,” “intends,” “could,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements are only our predictions. Actual results could differ materially from those projected in such forward-looking statements as a result of the risk factors set forth below in the section entitled “Factors Affecting Future Results” and elsewhere in this document.  Therefore, we cannot guarantee future results, levels of activities, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

PART I

ITEM 1.  BUSINESS

General

Gateway Energy Corporation (the “Company,” or “Gateway”), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company and Gateway Processing Company and CEU TX NPI, L.L.C.  Gateway-Madisonville Pipeline, L.L.C, previously known as Gateway-ADAC Pipeline, L.L.C., is 67% owned by Gateway Pipeline Company and 33% owned by Gateway Processing Company.  The Company acquired the minority interest (33%) from the prior owner on July 3, 2008 and the Company now owns 100% of this venture. Access to the Company’s annual reports on Form 10-K and10-KSB, quarterly reports on Form 10-Q and Form 10-QSB, the Company’s Code of Ethics, and current reports on Form 8-K are available at the Company’s website, www.gatewayenergy.com.

In the following discussion, “Mcf” refers to thousand cubic feet of natural gas; “Tcf” refers to trillion cubic feet of natural gas; “Bbl” refers to barrel of liquid hydrocarbons of approximately 42 U.S. gallons;  “Btu” refers to British thermal unit, a common measure of the energy content of natural gas; “MMBtu” refers to one million British thermal units.  “Mcfe” refers to thousand cubic feet equivalent.  Liquid hydrocarbons are converted to Mcf equivalents using the ratio of 1.0 barrel of liquid hydrocarbons to 6.0 Mcf of natural gas.

Description of Business

Gateway Energy Corporation owns and operates natural gas gathering, transportation and distribution systems in Texas, Texas state waters and in federal waters of the Gulf of Mexico off the Texas and Louisiana coasts.  These systems include approximately 280 miles of pipeline ranging in diameter from 1 inch to 20 inches through which the Company gathers natural gas and liquid hydrocarbons from producing properties owned by others, transports gas and liquid hydrocarbons and distributes natural gas to various markets.  If the Company assumes title along with possession of the gas, it sells the gas directly to industrial end users under “back-to-back” purchase and sale contracts designed to minimize commodity risk.  Otherwise, the Company transports the gas for a fee per MMBtu or Mcf.  Liquid hydrocarbons are transported for a fee per Bbl.

Because the Company’s operating margin is generated under back-to-back purchase and sales contracts, or under contracts that have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported, the Company’s operating margin is relatively insensitive to the changes in commodity prices of natural gas and oil.  The primary impact of the level of natural gas and oil commodity prices on the Company is their impact on drilling activities.  High prices tend to generate greater cash flow for producers and thus greater enthusiasm to accelerate drilling; low prices tend to have the opposite effect.  When the drilling is successful and located near the Company’s pipelines, there is an increased possibility for new business.

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

•
Optimization of Existing Assets – The Company has valuable core assets in the midstream sector that it is actively seeking to optimize.  The Company’s Madisonville business has the potential to expand due to the Company’s position as the exclusive gas transporter for the largest producer and the only gas treating company in the area, as well as through its 9.1% net profits interest in certain production in the Madisonville Field.  In addition, the Company’s current throughput volume of its offshore pipeline assets is significantly less than its maximum daily throughput capacity, allowing the Company to solicit a significant amount of new gathering and transportation business without substantial capital outlay.

•
Acquisition Opportunities – The Company has positioned itself to aggresively seek out acquisition opportunities in the midstream sector.  Significant improvements in the Company’s operating results, financial position, and available credit facility enable the Company to actively investigate and pursue these potential acquisitions.

Major Customers and Suppliers

The Company purchases natural gas from several producers and suppliers, and during the years ended December 31, 2009 and 2008, one company supplied 100% of the total  natural gas purchased.    Gross sales to customers representing 10% or more of total revenue for the years ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31,
	2009	2008
Dart Container Corporation	60%	53%
Owens Corning	36%	27%
Saint Gobain Containers	0%	16%

Although these sales constitute a significant portion of total revenues, they represent a much less significant portion of the Company’s operating margin because of back-to-back purchase contracts to supply these major customers.  The Company believes that the loss of a major customer would not have a material adverse effect on its financial statements due to the small impact any one customer has on the Company’s operating margin.  However, the loss of revenues from more than one major producer concurrently could potentially have a material impact on earnings.

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

Because of the significantly higher costs to construct pipelines in marine environments and the difficulty of installing new onshore separation/dehydration and terminal facilities, it is likely that any new well that is completed within two miles of the Company's existing offshore systems will be connected to Gateway’s nearby system.  Since the Company became actively involved as the operator of these offshore systems, it has been successful in connecting every new, available well completed within that distance.

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

At December 31, 2009, the Company’s onshore systems were comprised of approximately 24 miles of six-inch to ten-inch pipelines and related meters, regulators, valves and equipment.  The systems are properly maintained and are capable of transporting natural gas under prescribed pressures.

On January 7, 2010, the Company purchased the Hickory Creek Gathering System in the Barnett Shale, Denton County, Texas.  Refer to Note 13 to the Consolidated Financial Statements for further discussion.

Offshore Properties

Gateway Offshore Pipeline Company owns pipelines that service producers in Texas and Louisiana offshore waters and Galveston Bay.  These systems and related facilities are in waters up to 650 feet in depth and provide the Company the capability to gather and transport gas and liquid hydrocarbons to various markets.  The Company’s offshore systems consist of approximately 266 miles of three-inch to 16-inch diameter pipelines and related equipment which transport the natural gas and liquid hydrocarbons primarily under fee-based contracts.

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

System Capacity

The capacity of a pipeline is primarily a function of its diameter and length and its inlet and outlet pressures.  Based upon normal operating pressures, the Company’s systems have a daily throughput capacity of over 800,000 Mcfe per day, which significantly exceeds the current daily throughput of approximately 50,000 Mcfe per day.

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

ITEM    4.  (REMOVED AND RESERVED)

PART II

ITEM    5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock is traded on the over-the-counter market in the bulletin board section under the symbol GNRG.  The closing prices shown reflect the highest and lowest inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2009	$0.61	$0.26
June 30, 2009	0.39	0.30
September 30, 2009	0.45	0.29
December 31, 2009	0.40	0.32

Quarter Ended	High	Low
March 31, 2008	$0.90	$0.60
June 30, 2008	0.90	0.68
September 30, 2008	0.85	0.46
December 31, 2008	0.52	0.30

Holders

As of December 31, 2009, there were 1,567 shareholders of the Company's common stock.

Dividends

There have been no dividends declared on the Company's common stock during the years ended December 31, 2009 and 2008.  The Company does not intend to pay dividends on its common stock in the near future.

On December 7, 2009, the Company entered into a Credit Agreement with Meridian Bank.  This agreement restricts the Company’s ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

This item is not applicable for smaller reporting companies such as Gateway.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis, and the discussion of the Company’s business beginning in Item 1 of this report, contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Actual results could differ materially from those projected in the forward-looking statements throughout this document as a result of the risk factors set forth below in the section entitled “Factors Affecting Future Results” and elsewhere in this document.

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

Revenue Recognition Policy

Revenues from the sales of natural gas are generated under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices.  The Company purchases and sells the gas using the same index to minimize commodity price risk.  Revenues from the sales of natural gas are recognized at the redelivery point, which is the point at which title to the natural gas transfers to the purchaser.  Transportation revenues are generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported.  Transportation revenues onshore are recognized at the redelivery point, which is the point at which another party takes physical custody of the natural gas or liquid hydrocarbons.  Transportation revenues offshore are recognized at the Company’s receipt point.

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

For the years ended December 31, 2009 and 2008, depreciation, depletion and amortization expense was $608,394 and $621,252, respectively.  Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Impairments of long-lived assets recorded during the years ended December 31, 2009 and 2008 was $77,942 and $0, respectively.  The impairment was recorded for Net Profits Interest (“NPI”) assets.

ASC Topic 820, “Fair Value Measurements” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  The NPI impairment was based on Level 3, unobservable inputs, including conversations with the producer of the net profits interest concerning future plans for the Madisonville field as well as preliminary results from their annual reserve report.  Additionally, no revenue had been recognized during 2009 for the interest.  The adjusted value of the NPI is $701,482.

Asset Retirement Obligation

The Company provides for future asset retirement obligations under the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations,” related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment.  The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment.  The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability.  Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability.

Refer to Note 8 to the Consolidated Financial Statements for discussion of change in estimate.

Refer to Note 12 to the Consolidated Financial Statements for discussion of sale, effective June 30, 2009, of the Shipwreck platform.

Goodwill and Other Intangibles

FASB ASC Topic 350, “Intangibles, Goodwill, and Other” addresses the methods used to capitalize, amortize and to assess the impairment of intangible assets.  In evaluating the Company’s intangibles, management considered all of the criteria set forth in FASB ASC Topic 350 for determining useful life.  Management performs our annual impairment test for intangible assets in the fourth quarter of each fiscal year or when changes in circumstance indicate impairment.  No impairments were indicated as a result of impairment reviews for intangible assets in the year ended December 31, 2008.  During the third quarter of 2009, intangible assets related to contracts with producers were impaired due to the abandonment of platforms by the producers.  As such, the Company recognized approximately $52,000 of impairment for the year ended December 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s significant estimates include depreciation of long-lived assets, depletion of gas reserves, amortization of deferred loan costs, valuation of the asset retirement obligation liability, valuation of the fair value of the Company’s long-lived assets, and valuation of stock based compensation.  Actual results could differ from those estimates.

Accounting Pronouncements and Recent Regulatory Developments

The FASB issued ASC Topic 820, “Fair Value Measurements and Disclosures”. This topic:

•	Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.

•	Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.

•
Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The topic instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.

•	Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.

•	Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the topic and to quantify its effects, if practicable.

•	Applies to all fair value measurements when appropriate.

ASC Topic 820 must be applied prospectively and retrospective application is not permitted. ASC Topic 820 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting ASC Topic 820 must also early adopt ASC Topic 320, “Investments, Debt, and Equity Securities”. The Company adopted ASC Topic 820 as it applies to financial assets and liabilities as of June 30, 2009 and the adoption did not have a material impact on its consolidated financial statements.

The FASB issued ASC Topic 825, “Financial Instruments”, and ASC Topic 270, “Interim Reporting”. They require an entity to provide disclosures about fair value of financial instruments in interim financial information. This also amends ASC Topic 270 to require those disclosures in summarized financial information at interim reporting periods. Under this topic, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by ASC Topic 825.

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

The FASB has issued ASC Topic 855, “Subsequent Events” (“ASC Topic 855”). ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC Topic 855 provides:

•
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The Company has adopted and will follow the guidance in ASC Topic 855 for all prospective subsequent event transactions and disclosures.

The FASB issued ASC Topic 105, the “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASC Topic 105”). ASC Topic 105 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC Topic 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

Results of Operations

General

The Henry Hub closing monthly index price for natural gas during the year ended December 31, 2009 averaged $3.99 per MMBtu, compared to $9.02 for the same period of the prior year.  In the accompanying financial statements, the Company’s revenues from sales of natural gas, along with the cost of natural gas purchased, decreased proportionately from prior year levels.  Because the Company buys and sells gas under purchase and sales contracts that are priced at the beginning of the month, based upon established gas indices to minimize commodity price risk, the Company’s net operating margin is relatively insensitive to fluctuations in the market price of gas.  Accordingly, the Company evaluates each of its activities based on the operating margin it produces.  The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses.  A reconciliation of operating margin to operating income is presented in Note 11 to the Consolidated Financial Statements.  Management reviews and evaluates the operations of three main segments—Onshore operations, Offshore operations and Net Profits Interest.

During 2009, the Company sold its Shipwreck, Crystal Beach, and Pirates Beach assets in the Gateway Offshore Pipeline subsidiary.  The Company presented the operating results of those assets in its statement of operations for the years ended December 31, 2009 and 2008 as discontinued operations.

Total Operations

	Year Ended December 31,
	2009	2008	2007
Revenues	$6,707,974	$13,882,476	$10,282,336
Operating margin	2,737,919	2,469,763	2,046,199
Depreciation, depletion, and amortization	608,394	621,252	405,632

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

Onshore Operations

	Year Ended December 31,
	2009	2008	2007
Revenues	$4,419,676	$12,373,321	$9,352,113
Operating margin	622,206	1,148,036	1,221,871
Depreciation and amortization	150,935	194,455	207,966

Onshore operating margin for the year ended December 31, 2009 decreased $526,000 from the prior year, mainly due to decreased throughput volumes on the Company’s Madisonville pipeline system and lower sales volumes on the Waxahachie distribution system.

The Company expects operating margins to increase on its Onshore segment as throughput volumes on the Madisonville pipeline system will be increasing during 2010 as well contributions from the newly acquired Hickory Creek Gathering System.

Onshore operating margin for the year ended December 31, 2008 decreased $74,000 from the prior year, mainly due to decreased throughput volumes on the Company’s Madisonville pipeline system offset by higher margins on the Company’s Waxahachie distribution system.

Offshore Operations

	Year Ended December 31,
	2009	2008	2007
Revenues	$2,293,298	$1,504,155	$930,223
Operating margin	2,120,713	1,316,727	824,328
Depreciation and amortization	416,114	420,891	193,214

Offshore operating margin for the year ended December 31, 2009 increased $804,000 compared to 2008 due to increased throughput volumes on the Company’s East Cameron 359 pipeline system.  These increases were offset by reduced volumes at several systems that have not fully recovered from the hurricanes in 2008.

Offshore operating margin for the year ended December 31, 2008 increased $492,000 compared to 2007 due to the August 2007 acquisition of all Gulfshore Midstream’s Offshore pipeline assets, as well as increased throughput volumes on the Company’s Bolivar pipeline system.

Net Profits Interest Operations

	Year Ended December 31,
	2009	2008	2007
Revenues	$(5,000)	$5,000	$-
Operating margin	(5,000)	5,000	-
Depletion	34,462	783	-

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

Discontinued Operations

On June 30, 2009, the Company sold its Shipwreck gathering system consisting of an offshore platform and related pipelines, as well as a related onshore facility known as the Crystal Beach terminal (the “Shipwreck/Crystal Beach Assets”).  In a separate transaction, the Company also sold its Pirates’ Beach gathering system (the “Pirates’ Beach Assets”).

The Shipwreck/Crystal Beach Assets were sold to Impact Exploration & Production, LLC for consideration consisting of $200,000, payable in four quarterly installments, and the assumption of liabilities, including abandonment and retirement obligations with an effective date of June 30, 2009.  As a result of the sale, the Company recognized a pre-tax gain of $363,781.

The Pirates’ Beach Assets were sold to Emerald Gathering and Transportation, L.L.C. for consideration consisting of $300,000, of which $50,000 was paid at closing, with the balance payable in five monthly installments, and the assumption of liabilities, including abandonment and retirement obligations with an effective date of June 1, 2009.  As a result of the sale, the Company recognized a pre-tax gain of $101,539.

Accordingly, prior period financial statement amounts have been adjusted to give effect to these dispositions as discontinued operations.

The following are the results of operations of the Crystal Beach Terminal and Shipwreck and Pirates’ Beach gathering systems for the periods presented:

	Years Ended December 31,
	2009	2008	2007
Operating revenues (1)	$131,964	$750,110	$1,007,065
Operating costs and expenses (2)	337,359	432,652	412,227
Income (loss) from discontinued operations, net of taxes	(155,897)	194,480	356,903
Gain on disposal of discontinued operations, net of taxes	318,180	-	-

Basic and diluted loss per share from discontinued operations	$(0.01)	$-	$-

Basic and diluted income per share from gain on disposal of discontinued operations	0.02	0.01	0.01
Total	$0.01	$0.01	$0.01

Weighted average number of common shares outstanding:
Basic	19,303,488	19,126,587	17,781,059
Diluted	19,303,488	19,330,409	17,956,541

(1)	This revenue is based on billings to producers for transportation services.

(2)	This cost is comprised of operations and maintenance expense, depreciation expense, and accretion expenses.

Operations Support and Other Income (Expense)

	Year Ended December 31,
	2009	2008	2007

General and administrative	$2,405,400	$2,424,045	$2,044,342
Interest income	30,408	29,119	114,265
Interest expense	(116,699)	(157,091)	(95,599)
Gain on sale of intangible asset	-	-	286,579
Noncontrolling interest	-	(28,824)	(94,060)
Other income (expense), net	(178,758)	1,731,155	55,119
Income tax benefit (expense)	159,157	(375,764)	1,906,678
Discontinued operations, net of tax	(155,897)	194,480	605,946
Gain on disposal of discontinued operations, net of taxes	318,180	-	1,241,722

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

Interest expense for the year ended December 31, 2009 decreased $40,000 compared to 2008 primarily because of the decreased outstanding balance on the Company’s revolving credit facility, which was used to acquire the minority interest in the Madisonville pipeline, as well as the net profits interest in the Madisonville Field and the amortization of fees associated with the credit facility.

Liquidity and Capital Resources

Going forward, the Company’s strategy is to maximize the potential of currently-owned properties, to construct new pipeline systems, and to acquire properties that meet its economic performance hurdles.  The Company is actively seeking additional outside capital to allow it to accelerate the implementation of its growth strategy, and such new capital may take several forms.  There is no guarantee that we will be able to raise outside capital or be able to sell assets on terms favorable to the Company.  Without a significant infusion of new capital, we believe we can finance the construction of new facilities and generate new cash flows to the Company, but only at a pace that can be supported by cash flows and our existing financing agreements.

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

On December 7, 2009, the Company entered into a Credit Agreement (the “Agreement”) with Meridian Bank, Texas (“Meridian”), regarding a revolving credit facility provided by Meridian to the Company.  The original borrowing base under the new Agreement had been established at $3 million, which may be increased at the discretion of the Lender to an amount not to exceed $6 million.  This credit facility replaces the Company’s prior credit facility.  The credit facility is secured by all of the Company’s assets and originally has a term of 39 months, maturing on April 30, 2012.  The credit facility contains financial covenants defining various financial measures and levels of these measures with which the Company is in compliance.  Interest on outstanding balances will accrue at the Wall Street Journal prime rate, plus one and a half percent, with a minimum rate of 5.50%.  Unused borrowing base fees are 0.50% per year of the average for the period of calculation of an amount determined daily equal to the difference between the borrowing base and the aggregate outstanding principal balance of the facility.  This amount is paid quarterly.  As of December 31, 2009, there was a zero balance on the facility.

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

Factors Affecting Future Results

The principal objective of the Company is to enhance stockholder value through the execution of certain strategies.  These strategies include, among other things: (i) focusing on gathering, transporting, and distributing natural gas; (ii) expanding the Company’s asset base in the existing core geographic areas; and (iii) acquiring or constructing properties in one or more new core areas.

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

Robert Panico has served as the Company's President and Chief Executive Officer since May 2005.  Mr. Panico had been a Vice President of the Company since 1997.  Christopher Rasmussen has served as the Company's Chief Financial Officer since June 2005.  Due to the Company’s cash flow constraints, Messrs. Panico and Rasmussen will be responsible for substantially all of the management duties of the Company.  The loss of either of these individuals as an employee of the Company could have a material adverse effect on the Company’s operations and ability to satisfy its reporting requirements under the applicable securities laws.

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

The Company’s cost of capital may be greater than its competitors which would adversely affect the ability of the Company to compete.

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

Our acquisitions potentially involve numerous risks, including:

•	operating a significantly larger combined organization and adding operations;

•	difficulties in the assimilation of the assets and operations of the acquired businesses, especially if the assets acquired are in a new business segment or geographic area;

•	the risk that natural gas reserves expected to support the acquired assets may not be of the anticipated magnitude or may not be developed as anticipated;

•	the loss of significant producers or markets;

•	the diversion of management’s attention from other business concerns;

•	the failure to realize expected profitability or growth;

•	the failure to realize any expected synergies and cost savings;

•	coordinating geographically disparate organizations, systems and facilities;

•	a decrease in liquidity as a result of using significant amounts of available cash or borrowing capacity to finance an acquisition.

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

Specifically, we may be unable to obtain adequate funding under our revolving credit facility because:

•	our lender may be unable or otherwise fail to meet its funding obligations;

•	our lender may elect to not renew the credit facility upon maturity;

•
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

Risks of nonpayment and nonperformance by our counterparties are a major concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers and other counterparties. Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. In connection with the recent economic downturn, commodity prices have declined sharply, and the credit markets and availability of credit have been constrained. Additionally, many of our customers’ equity values have declined substantially, increasing their cost of equity capital. The combination of lower cash flow due to commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of available debt or equity financing may result in a significant reduction in our customers’ liquidity and ability to pay or otherwise perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. Any increase in the nonpayment and nonperformance by our counterparties, either as a result of recent changes in financial and economic conditions or otherwise, could have an adverse impact on our operating results and could adversely affect our liquidity.

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

•
damage to pipelines, pipeline blockages and damage to related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires, extreme weather conditions and other natural disasters and acts of terrorism;

•	inadvertent damage from motor vehicles, construction or farm equipment;

•	leaks of natural gas and other hydrocarbons;

•	operator error; and

•	fires and explosions.

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

Management’s Report on Internal Control over Financial Reporting

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

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

ITEM 9B.  OTHER INFORMATION

None
PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Charles O. Buckner, 65, has served on the Board of Directors since 2008 and currently serves as the Chairman of the Audit Committee.  Mr. Buckner is a private investor, retired from the public accounting firm of Ernst & Young LLP in 2002 after 35 years of service in a variety of client services and administrative roles, including chairmanship of Ernst & Young’s United States energy practice.  Mr. Buckner presently serves as director of Patterson-UTI, a public company providing contract drilling and pressure pumping services to exploration and production companies, and Energy Partners, Ltd., a publicly held company with oil and natural gas exploration and production on the continental shelf in the Gulf of Mexico.  Mr. Buckner served as a director of Horizon Offshore, Incorporated, a marine construction services company for the offshore oil and gas industry from 2003 to 2007, and Whittier Energy Corporation, a publicly held company with domestic onshore oil and natural gas exploration and production from 2003 to 2007.  Mr. Buckner is a Certified Public Accountant and holds a Bachelor of Business Administration from the University of Texas and a Masters of Business Administration from the University of Houston.  We believe Mr. Buckner’s experience in the energy industry, his extensive accounting background and experience as a public company director qualifies him to serve on our board.  Mr. Buckner qualifies as an audit committee financial expert and brings strong financial expertise and experience to the Board.

Steven W. Cattron, 53, has served on the Board of Directors since 2005, and currently serves as the Chairman of the Board.  He currently is owner of Cattron Enterprises, Inc., a professional consulting practice focused on improving profitability of small- to medium-sized companies.  Prior to that, he was President and Chief Operating Officer of Missouri Gas Energy, a natural gas distribution company serving Western Missouri as well as Vice President of Sales and Marketing and Regulatory Affairs for Kansas City Power and Light, an electric company serving western Missouri and eastern Kansas.  Mr. Cattron holds a Bachelor of Business Administration with emphasis in Accounting from University of Missouri – Kansas City and a Masters of Business Administration with emphasis in Accounting from Rockhurst University.  He is a member of the Missouri Society of CPAs.  Mr. Cattron’s experience in the natural gas and electric industry and his consulting experience make him a valuable member of the Board.

William A. Henry, 67, has served on the Board of Directors since 2008, and currently serves as Vice President of Brown, Williams, Moorhead and Quinn, an energy consulting firm.  He primarily is focused on gas storage, LNG projects and gas marketing programs.  Mr. Henry retired as Vice President of Freeport LNG Development, LP in August 2009.  At Freeport LNG he was in charge of pipeline design and construction, responsible for obtaining all federal, state and local permits for the terminal and pipeline, public relations and land acquisitions.  Prior to that, he served as president of several operating divisions for Enron, including Northern Border Pipeline and Peoples Natural Gas, a gas distribution company and served as executive vice president for Reliant/NorAm Energy.  Mr. Henry has a B.S. in Petroleum Engineering from Louisiana State University and an Associate Degree from Harvard Business School.  Mr. Henry’s extensive experience in the natural gas industry and his background as a petroleum engineer bring particular strengths to the Board in administering our capital budget and evaluating properties and acquisitions.

Robert Panico, 53, has served on the Board of Directors since 2005.  Mr. Panico was elected as the Company’s President and Chief Executive Officer in May 2005.  Mr. Panico served as a Vice President of the Company from 1997 to 2005.  Mr. Panico has over 31 years of oil and gas industry experience.  Mr. Panico previously served as Director of Duke Energy Field Services and was responsible for the South Texas region.  Mr. Panico also has been employed with Williams, American Oil and Gas, Tenneco and United Energy Resources and has extensive experience in business development, mergers and acquisitions, gas storage and natural gas processing.  Mr. Panico has an engineering degree from the University of South Florida and currently serves on the Board of Directors for the Texas Pipeline Association.  We believe Mr. Panico’s experience in serving as our current Chief Executive Officer, and previously as a Vice President, his strong technical background and his previous leadership and technical roles at several corporations in the oil and gas industry allow him to make valuable contributions to our Board of Directors.

John A. Raasch, 77, has served on the Board of Directors since 2004 and currently serves as the Chairman of the Nominating Committee.  He was Senior Vice President of Wachovia Securities until his retirement on December 31, 2003 after 33 years of service.  Mr. Raasch served as Interim President and Chief Executive Officer of Gateway Energy Corporation from October 2004 through May 2005.  Mr. Raasch’s focus on finance and personal investment, particularly investments in the oil and gas industry, and his significant holding of our common stock provide the Board with valuable insights from the perspective of an investor.

J. Darby Seré, 62, has served on the Board of Directors since 2005.  Mr. Seré is currently President, Chief Executive Officer and Chairman of GeoMet, Inc., a coal bed methane exploration and development company.  Mr. Seré has over 36 years of experience in the oil and gas business, including 18 years as Chief Executive Officer of two other publicly held exploration and production companies.  Mr. Seré served as President, Chief Executive Officer, and a Director of Bellwether Exploration Company from 1988 to 1999, where he also served as Chairman of the Board from 1997 to 1999, and was a co-founder and President, Chief Executive Officer and Director of Bayou Resources, Inc. from 1982 to 1987.  Mr. Seré was Manager of Acquisitions, Vice President–Acquisitions and Engineering and Executive Vice President of Howell Corporation / Howell Petroleum Corporation from 1977 to 1981.  Mr. Seré began his career as a staff reservoir engineer for Chevron Oil Co. in 1970.  Mr. Seré holds a Bachelors degree in Petroleum Engineering from Louisiana State University and a Masters of Business Administration from Harvard University.  Mr. Seré is valuable to the Board because of his extensive experience in the energy industry and his service in an executive capacity for oil and gas companies.  Mr. Seré qualifies as an audit committee financial expert and brings strong financial expertise and experience to the Board.

Gordon L. Wright, 67, has served on the Board of Directors since 2005 and currently serves as the Chairman of the Compensation Committee.  Mr. Wright has over 40 years experience in the oil and gas industry and presently is the President of Gordon L. Wright Petroleum Consulting Company.  In the course of his career he has been directly involved in projects in over 22 foreign countries as well as major producing provinces in the United States.  Mr. Wright is former President and Chief Executive Officer of CMS NOMECO Oil & Gas Co., a privately held international and domestic energy company.  Mr. Wright also served as President and Chief Executive Officer of CGAS, Inc., an Appalachian independent oil and gas producer.  Mr. Wright holds a Bachelor of Science degree in Petroleum Engineering from West Virginia University and is a veteran of the Vietnam Conflict.  We believe that Mr. Wright’s extensive experience in the oil and gas industry, both domestically and internationally, and his extensive management and operational experience bring a valuable source of insights to the Board.  Mr. Wright’s experience as a petroleum engineer assists the Board in evaluating potential acquisition targets.

Executive Officers of the Company

Christopher M. Rasmussen, 37, has served as the Company’s Chief Financial Officer, Treasurer and Secretary since 2005.  He was the Senior Financial Accountant for the Company between 1999 and 2005, at which time he left the Company for a period of nine months and was a senior accountant of Apache Corporation, before returning to assume his current position with the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors and certain of our officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC.  SEC regulations also require these persons to furnish us with a copy of all Section 16(a) forms they file.  Based solely on our review of the copies of the forms furnished to us and written representations from our officers who are required to file Section 16(a) forms and our directors, we believe that all Section 16(a) filing requirements were met during fiscal 2009, except that, according to public records, Charles Oliver Buckner, a director of the Company,  filed one Form 4 late during fiscal 2009, which covered one open market purchase of 31,646 shares of our common stock by Mr. Buckner on May 20, 2009.

Audit Committee

The Board of Directors has established an Audit Committee.  The primary purpose of the Audit Committee is to protect the interests of the Company's stockholders and directors by assisting the Board of Directors in fulfilling its responsibilities over the financial policies and reporting process, internal controls structure and compliance with legal and regulatory requirements. The Audit Committee recommends to the Board the appointment of the independent auditors, and periodically reviews and evaluates their performance and independence from management. The Audit Committee acts under the authority of the Audit Committee Charter adopted by the Board of Directors on March 22, 2006, a copy of which can be found on the Company website, www.gatewayenergy.com.

Messrs. Buckner, Cattron and Seré comprise the Audit Committee and each is independent from the Company as defined by Nasdaq listing standards.  Mr. Buckner, the Chairman of the Audit Committee and Mr. Seré are each a financial expert as defined in Item 407(d)(5) of Regulation S-K. Under the Regulations, a financial expert is a person who possesses all of the following attributes:

•	an understanding of financial statements and generally accepted accounting principles;

•	an ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

•
experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities;

•	an understanding of internal controls and procedures for financial reporting; and

•	an understanding of audit committee functions.

Designation as an audit committee financial expert does not impose any duties, obligations or liability on an individual that are greater than those imposed on all members of the audit committee, nor does it affect the duties, obligations or liability of any other member of the committee or the Board of Directors.

Code of Ethics

The Company has adopted a Code of Ethics for all officers, directors and employees of the Company. It is available for inspection on the Company's website, www.gatewayenergy.com, or by mail free of charge by written request to: Gateway Energy Corporation, ATTN: Christopher M. Rasmussen, Chief Financial Officer, 1415 Louisiana Street, Suite 4100, Houston, Texas 77002. The Company intends to satisfy its disclosure requirements with respect to any amendment to, or waiver from, a provision of the Code of Ethics by posting such information on its Internet website.

ITEM 11.   EXECUTIVE COMPENSATION

For 2009, the Board of Directors and the Compensation and Stock Option Committee ("Compensation Committee") determined that the salary for Robert Panico, the Company’s Chief Executive Officer (“CEO”), would remain at $175,000 and he would receive a bonus of $23,265 based on the bonus determination formula applied to the Company's results for 2008.  Similarly, the Compensation Committee awarded Christopher M. Rasmussen, the CFO, a $11,250 bonus based on the bonus determination formula and increased his annual salary by $3,750 to $128,750.

Summary Compensation Table

The following table contains information on the compensation earned by the Company’s CEO and each of the Company’s other most highly compensated executive officers whose compensation exceeded $100,000 in 2009 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compen-sation ($)	Total ($)
Robert Panico, President and Chief Executive Officer	2009 2008	$175,000 175,000	$ 23,265 24,500	-- --	$56,353 56,302	-- --	-- --	$5,873 5,873	$260,491 261,675
Christopher M. Rasmussen, Chief Financial Officer, Treasurer and Secretary	2009 2008	$128,750 125,000	$11,250 15,981	-- --	$27,565 24,765	-- --	-- --	$4,221 4,117	$171,796 165,632

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding awards of stock options to the Named Executive Officers that have been granted but not vested or exercised as of December 31, 2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Robert Panico TOTAL	30,000 30,000 35,000 150,000 150,000 92,105 -- 487,105	50,000 150,000 46,053 228,000 474,053		$0.5000 $0.2625 $0.3400 $0.3600 $0.4500 $0.8500 $0.3160	02/06/2011 04/02/2012 03/30/2013 05/24/2011 03/15/2012 03/21/2013 05/21/2014
Christopher M. Rasmussen TOTAL	50,000 70,000 21,930 -- 141,930	35,000 43,859 142,000 220,859		$0.3600 $0.4500 $0.8500 $0.3160	05/24/2011 03/15/2012 03/21/2013 05/21/2014

Executive Employment Agreements

On August 23, 2006, the Company entered into employment agreements with its two officers, Messrs. Panico and Rasmussen. Under the agreements, which are for an indefinite period, these individuals are to be compensated in their positions as officers of the Company. The agreements provide for a minimum annual salary, that may be increased by the Board, of $139,920 and $90,000, for Messrs. Panico and Rasmussen, respectively.

The employment agreements provide for severance payments in the event the Company terminates the officer’s employment other than for cause, or if he resigns following certain adverse changes in the terms of his employment that constitute “good reason” under the agreement.  The employment agreements provide that the severance benefit for Messrs. Panico and Rasmussen will be a multiple of 1 ½ and 1, respectively, times an amount equal to the highest sum of the officer’s base salary plus annual incentive bonus earned, in each of the three most recently completed fiscal years of the Company, provided that in the event of a change of control which has occurred prior to the date of termination, such multiples increase to 2 and 1 ½ times, respectively.

A “change in control” means the occurrence of any of the following events and is deemed to have occurred on the date the first such event occurs:

•
Change in Voting Power.  Any person or persons acting together which would constitute a “group” for purposes of Section 13(d) of the Exchange Act (other than the Company, or any Subsidiary, or any entity beneficially owned by any of the foregoing) beneficially own (as defined in Rule 13(d)-3 under the Exchange Act) without Board approval or consent, directly or indirectly, at least 30% of the total voting power of the Company entitled to vote generally in the election of the Board;

•	Change in Board of Directors. Either:

o
the “current directors” cease for any reason to constitute at least a majority of the members of the Board (for these purposes, a “current director” means any current member of the Board, and any successor of a current director whose election or nomination for election by the Company’s stockholders was approved by at least a majority of the current directors then on the Board); or

o	at any meeting of the stockholders of the Company called for the purpose of electing directors, a majority of the persons nominated by the Board for election as directors fail to be elected; or

•
Liquidation, Merger or Consolidation. The stockholders of the Company approve an agreement providing for the merger or consolidation of the Company (a) in which the Company is not the continuing or surviving corporation (other than consolidation or merger with a wholly owned subsidiary of the Company in which all shares outstanding immediately prior to the effectiveness thereof are changed into or exchanged for the same consideration) or (b) pursuant to which the shares are converted into cash, securities or other property, except a consolidation or merger of the Company in which the holders of the shares immediately prior to the consolidation or merger have, directly or indirectly, at least a majority of the common stock of the continuing or surviving corporation immediately after such consolidation or merger, or in which the Board immediately prior to the merger or consolidation would, immediately after the merger or consolidation, constitute a majority of the board of directors of the continuing or surviving corporation; or

•
Sale of Assets. The stockholders of the Company approve an agreement (or agreements) providing for the sale or other disposition (in one transaction or a series of transactions) of all or substantially all of the assets of the Company or a plan of complete liquidation of the Company.

The employment agreements also have customary non-competition provisions and customer and personnel non-solicitation provisions.

The Company believes that these provisions and agreements are necessary to both retain Messrs. Panico and Rasmussen and protect the Company's interests.

Compensation of Directors

The Company does not compensate employee-directors in their capacity as directors of the Company.  All Directors were reimbursed for reasonable travel and lodging expenses incurred while attending Board, Committee or Annual meetings.  In the year ended December 31, 2009, the compensation policy for non-employee directors (i.e. "Outside Directors") was as follows:

•	Annual retainers payable $10,000 in cash and in stock valued at $10,000 as of the date of each Annual Meeting of Stockholders.

•	An annual payment to the Chairman of the Board of $5,000.

•	An annual payment to each member of the Audit Committee of $3,000.

•	An annual payment to each member of the other committees of the Board of Directors of $1,500.

•
A cash payment of $1,000 for each Board, Committee or Annual Meeting attended in person; provided that meetings held telephonically shall result in a cash payment of $125 per hour up to a maximum per meeting of $1,000 per day.

The following table contains information regarding the compensation earned by non-executive members of the Board of Directors during 2009:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Charles O. Buckner	$17,500	$10,000					$27,500
Steven W. Cattron	$24,000	$10,000					$34,000
William A. Henry	$16,000	$10,000					$26,000
John A. Raasch	$16,000	$10,000					$26,000
J. Darby Seré	$19,000	$10,000					$29,000
Gordon L. Wright	$17,500	$10,000					$27,500

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 31, 2010, regarding the beneficial ownership of our common stock by:

•	each stockholder known to us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors and each of our named executive officers; and

•	all of our directors and executive officers as a group.

The percentage of beneficial ownership for the table is based on approximately 19,397,125 shares of our common stock outstanding as of March 31, 2010.  To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock.  Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Gateway Energy Corporation, 1415 Louisiana Street, Suite 4100, Houston, Texas 77002.

The number of shares beneficially owned by each stockholder is determined under SEC rules and is not necessarily indicative of beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power and those shares of common stock that the stockholder has the right to acquire within 60 days after March 31, 2010, including through the exercise of any equity award.  The “Percent of Class” column treats as outstanding all shares underlying equity awards held by the stockholder, but not shares underlying equity awards held by other stockholders.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	GEC Holdings, LLC 910 Oak Valley Drive Houston, TX 77024	4,555,933 (2)	23.5%
Common Stock	Josh Buterin 365 Kaw Lane East Lake Quivera, KS 66217	1,287,564 (3)	6.6%

(1)	Based upon 19,397,125 shares of Common Stock outstanding as of March 31, 2010.
(2)	Based upon GEC Holdings, LLC Form 13D filed on March 18, 2010. Includes 2,292,070 shares for which GEC Holdings has sole dispositive power.
(3)	Based upon Mr. Buterin's 13G filed on April 7, 2008. This amount is included in the number of shares beneficially owned by GEC Holdings, LLC.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Charles O. Buckner, Director	87,760 (1)	*
Common Stock	Steven W. Cattron, Chairman	53,936 (2)	*
Common Stock	William A. Henry, Director	52,410 (3)	*
Common Stock	Robert Panico, Director, Chief Executive Officer and President	880,208 (4)(5)	4.5%
Common Stock	John A. Raasch, Director	1,281,409 (6)	6.6%
Common Stock	J. Darby Seré, Director	73,936 (7)	*
Common Stock	Gordon L. Wright, Director	53,410 (8)	*
Common Stock	Christopher M. Rasmussen, Chief Financial Officer, Treasurer and Secretary	416,789 (9) (10)	2.1%
	All directors, officers as a group (8 persons)	2,899,858	14.9%

________________________
*Indicates less than 1% ownership.
(1) Information obtained from Mr. Buckner’s Form 4 filed with the SEC on September 14, 2009.
(2) Information obtained from Mr. Cattron’s Form 4 filed with the SEC on May 22, 2009.
(3) Information obtained from Mr. Henry’s Form 4 filed with the SEC on September 2, 2009.
(4) Information obtained from Mr. Panico’s Form 4s filed with the SEC on May 22, 2009 and February 4, 2010.
(5) Includes 20,706 shares of Common Stock beneficially owned directly, 3,344 shares of Common Stock beneficially owned indirectly and 856,158 shares of Common Stock purchasable pursuant to exercisable stock options.
(6) Information obtained from Mr. Raasch’s Form 4 filed with the SEC on September 16, 2009.
(7) Information obtained from Mr. Seré’s Form 4 filed with the SEC on June 1, 2009.
(8) Information obtained from Mr. Wright’s Form 4 filed with the SEC on May 22, 2009.
(9) Information obtained from Mr. Rasmussen’s Form 4s filed with the SEC on September 11, 2008 and May 22, 2009.

(10) Includes 29,000 shares of Common Stock beneficially owned directly and 362,789 shares of Common Stock purchasable pursuant to exercisable stock options.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,258,947	$ 0.46	1,421,053

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since January 1, 2009 there have been no transactions, nor are there any currently proposed transactions, between the Company and any related persons which exceed $120,000 and in which any related person had or will have a direct or indirect material interest.

With the exception of Robert Panico, each of our directors satisfies the independence requirements of the SEC and Nasdaq listing standards.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the year ended December 31, 2009, the Company expects to pay Pannell Kerr Foster of Texas P.C. ("PKF") aggregate fees of $130,301 for auditing the financial statements included in the Company's Form 10-K and Form 8-K and reviewing the quarterly financial statements included in the Company's Forms 10.

For the year ended December 31, 2008, the Company paid PKF aggregate fees of $130,519 for auditing the financial statements included in the Company's Form 10-K and reviewing the quarterly financial statements included in the Company's Forms 10-Q.

Audit Related Fees

The Company did not pay any fees for audit related services.

Tax Fees

The Company paid PKF fees of $25,037 for non-audit related services, primarily for preparation of federal and state income tax returns in 2008 and paid FittsRoberts & Co., P.C. $42,394 in 2009 for the same services.

All Other Fees

The Company did not pay any fees for financial information systems design and implementation or for other non-audit related services for the fiscal years ended December 31, 2008 and 2009.

The Audit Committee of the Board of Directors is charged with approving in advance non-audit services proposed to be provided by PKF to ensure that such services do not compromise the accountants' independence from the Company.  All non-audit related services were approved by the audit committee.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.1	1994 Incentive and Non-Qualified Stock Option Plan; incorporated by reference to Exhibit 10(a) to Form 10-KSB for the year ended February 28, 1997.
10.2	1998 Stock Option Plan, incorporated by reference to Form 10-KSB for the year ended February 28, 1999.
10.3	1998 Outside Directors’ Stock Option Plan, incorporated by reference to Form 10-KSB for the year ended February 28, 1999.
10.4	Employment Agreement dated August 22, 2006 with Robert Panico, incorporated by reference to Form 8-K filed on August 25, 2006.
10.5	Employment Agreement dated August 22, 2006 with Christopher Rasmussen, incorporated by reference to Form 8-K filed on August 25, 2006.
10.6	Form of Indemnification Agreement, incorporated by reference to Fomr 8-K filed on August 25, 2006.
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

23.1	Consent of Pannell Kerr Forster of Texas, P.C.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1 32.2	Section 906 Certification of Chief Executive Officer Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY ENERGY CORPORATION
(Registrant)
By:	/s/Robert Panico
President & CEO

Date:    April 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Panico	Chief Executive Officer, President and Director (Principal Executive Officer)	April 30, 2010
Robert Panico

/s/ Christopher M. Rasmussen	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 30, 2010
Christopher M. Rasmussen

GATEWAY ENERGY CORPORATION

All financial schedules have been omitted as required information is either not applicable or has been included in the financial statements or notes to the financial statements.

  The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Gateway Energy Corporation

We have audited the accompanying consolidated balance sheets of Gateway Energy Corporation and Subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$2,086,787	$1,789,029
Restricted cash	900,000	-
Accounts receivable trade, net	1,101,100	969,859
Notes receivable	148,088	-
Prepaid expenses and other assets	41,941	121,398
Current assets of discontinued operations	-	1,805,167
Total current assets	4,277,916	4,685,453

Property and Equipment, at cost
Gas gathering, processing and transportation	8,855,967	8,843,142
Net profits production interest	701,482	763,909
Office furniture and other equipment	150,500	143,654
	9,707,949	9,750,705
Less accumulated depreciation, depletion, and amortization	(2,785,241)	(2,371,704)
	6,922,708	7,379,001
Other Assets
Deferred tax assets, net	1,295,455	1,205,000
Intangible assets, net of accumulated amortization of $345,567 and $222,082 as of December 31, 2009 and 2008, respectively	563,032	765,337
Other	36,803	136,657
Non-current assets of discontinued operations	-	2,519,253
	1,895,290	4,626,247
Total assets	$13,095,914	$16,690,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$660,504	$776,519
Accrued expenses and other liabilities	305,549	323,100
Current maturities of long-term debt	-	1,062,000
Current maturities of capital lease	9,188	20,235
Total current liabilities	975,241	2,181,854

Long-term capital lease, less current maturities	-	9,187
Non-current liabilities of discontinued operations	-	2,318,315
Total liabilities	$975,241	$4,509,356

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock – $1.00 par value; 10,000 shares authorized;
no shares issued and outstanding	-	-
Common stock – $0.25 par value; 35,000,000 shares authorized;
19,397,125 and 19,207,249 shares issued and outstanding at December 31, 2009 and 2008, respectively	4,849,281	4,801,812
Additional paid-in capital	17,395,828	17,284,485
Accumulated deficit	(10,124,436)	(9,904,952)
Total stockholders’ equity	12,120,673	12,181,345
Total liabilities and stockholders’ equity	$13,095,914	$16,690,701

    The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
Operating revenues
Sales of natural gas	$4,183,830	$12,033,817
Transportation of natural gas and liquids	2,342,479	1,788,070
Treating and other	181,665	60,589
	6,707,974	13,882,476
Operating costs and expenses
Cost of natural gas purchased	3,586,046	10,979,136
Operation and maintenance	384,009	433,577
General and administrative	2,405,400	2,424,045
Depreciation, depletion and amortization	608,394	621,252
	6,983,849	14,458,010
Operating loss	(275,875)	(575,534)

Other income (expense)
Interest income	30,408	29,119
Interest expense	(116,699)	(157,091)
Other income (expense), net	(178,758)	1,731,155
Other income (expense)	(265,049)	1,603,183

Income (loss) from continuing operations before income taxes and discontinued operations	(540,924)	1,027,649

Provision for income taxes
Current income tax expense	36,069	35,000
Deferred income tax expense (benefit)	(195,226)	340,764
	(159,157)	375,764

Income (loss) from continuing operations	(381,767)	651,885
Net income attributable to non-controlling interest	-	(28,824)
Income (loss) from continuing operations attributable to controlling interest	(381,767)	623,061

Discontinued operations, net of taxes
Income (loss) from discontinued operations, net of taxes	(155,897)	194,480
Gain on disposal of assets, net of taxes	318,180	-
Income from discontinued operations	162,283	194,480

Net income (loss)	$(219,484)	$817,541

Basic and diluted income (loss) per share:
Continuing operations	$(0.02)	$0.03
Discontinued operations	0.01	0.01
Net income	$(0.01)	$0.04
Weighted average number of common shares outstanding:
Basic	19,303,488	19,126,587
Diluted	19,303,488	19,330,409

    The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2009 and 2008

			Additional
	Common Stock		Paid-in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance at January 1, 2008	19,026,665	$4,756,665	$16,460,763	$(10,909,734)	$816,222	$11,123,916
Issuance of common stock for services	10,000	2,500	6,500	-	-	9,000
Issuance of common stock and purchase of ADAC non-controlling interest	100,000	25,000	673,981	187,241	(845,046)	41,176
Stock-based compensation expense	-	-	100,891	-	-	100,891
Issuance of common stock related to exercise of stock options	70,584	17,647	42,350	-	-	59,997
Net income	-	-	-	817,541	28,824	846,365
Balance at December 31, 2008	19,207,249	4,801,812	17,284,485	(9,904,952)	-	12,181,345
Stock-based compensation expense	-	-	98,812	-	-	98,812
Issuance of common stock to directors	189,876	47,469	12,531	-	-	60,000
Net loss	-	-	-	(219,484)	-	(219,484)
Balance at December 31, 2009	19,397,125	$4,849,281	$17,395,828	$(10,124,436)	$-	$12,120,673

    The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Cash flows from operating activities – continuing operations:
Income (loss) from continuing operations	(381,767)	651,885
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	608,394	621,252
Deferred tax expense (benefit)	(195,226)	340,764
Stock based compensation expense………………………………….	158,812	169,888
Impairment of intangible assets	52,066	-
Impairment of net profits interest	77,942	-
Amortization of deferred loan costs	99,445	124,835
Net change in cash and cash equivalents resulting from changes in:
Trade accounts receivable	(131,241)	882,990
Prepaid expenses and other current assets	390,189	(184,831)
Accounts payable	(96,144)	(362,134)
Accrued expenses and other liabilities	(61,374)	71,732
Net cash provided by operating activities	521,096	2,316,381
Cash flows from investing activities – continuing operations
Capital expenditures	(35,186)	(29,358)
Acquisition of minority interest and net profits interest	-	(1,303,075)
Property write-offs	-	18,067
Net cash used in investing activities	(35,186)	(1,314,366)
Cash flows from financing activities – continuing operations
Proceeds from borrowings	-	1,362,000
Payments on borrowings	(1,082,233)	(1,067,370)
Restricted cash for credit facility	(900,000)	-
Deferred financing costs	(42,102)	(39,820)
Net cash provided by (used in) financing activities	(2,024,335)	254,810
Net increase (decrease) in cash and cash equivalents from continuing operations	(1,538,425)	1,256,825

Discontinued operations:
Net cash provided by (used in) discontinued operating activities	1,838,883	(1,170,934)
Net cash used in discontinued investing activities	(2,700)	(104,086)
Net increase (decrease) in cash and cash equivalents from discontinued operations	1,836,183	(1,275,020)

Cash and cash equivalents at beginning of year	1,789,029	1,807,224
Cash and cash equivalents at end of year	$2,086,787	$1,789,029

Supplemental cash flow information
Cash paid for interest – Continuing operations	$51,851	$51,025

Supplemental schedule of noncash investing and financing activities
Common stock issued for acquisition	-	70,000
Common stock issued for services	-	9,000

    The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	Nature of Business

Gateway Energy Corporation (the “Company,” or “Gateway”), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company and Gateway Processing Company and CEU TX NPI, L.L.C.  Gateway-Madisonville Pipeline, L.L.C, previously known as Gateway-ADAC Pipeline, L.L.C., is 67% owned by Gateway Pipeline Company and 33% owned by Gateway Processing Company.  The Company acquired the minority interest (33%) from the prior owner on July 3, 2008 and the Company now owns 100% of this venture. Access to the Company’s annual report on Form 10-K and Form 10-KSB, quarterly reports on Form 10-Q and Form 10-QSB, the Company’s Code of Ethics, and current reports on Form 8-K are available at the Company’s website www.gatewayenergy.com.

In the following discussion, “Mcf” refers to thousand cubic feet of natural gas; “Mmcf” refers to million cubic feet of natural gas; “Bbl” refers to barrel of liquid hydrocarbons of approximately 42 U.S. gallons;  “Btu” refers to British thermal unit, a common measure of the energy content of natural gas; “MMBtu” refers to one million British thermal units.  “Mcfe” refers to thousand cubic feet equivalent.  Liquid hydrocarbons are converted to Mcf equivalents using the ratio of 1.0 barrel of liquid hydrocarbons to 6.0 Mcf of natural gas.

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

Reclassifications

Certain reclassifications have been made to the December 31, 2008 financial statements to conform to the current period presentation.  These reclassifications had no effect on the total assets, liabilities, stockholders’ equity or net income for the year ended December 31, 2008.

Revenue Recognition Policy

Revenues from the sales of natural gas are generated under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices.  The Company purchases and sells the gas using the same index to minimize commodity price risk.  Revenues from the sales of natural gas are recognized at the redelivery point, which is the point at which title to the natural gas transfers to the purchaser.  Transportation revenues are generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported.  Onshore transportation revenues are recognized at the redelivery point, which is the point at which another party takes physical custody of the natural gas or liquid hydrocarbons.  Offshore transportation revenues are recognized at the Company’s receipt point.

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

For the years ended December 31, 2009 and 2008, depreciation, depletion and amortization expense was $608,394 and $621,252, respectively.  At December 31, 2009 there was $1,146,362 of fully depreciated assets still in use.  Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Impairments of assets recorded during the years ended December 31, 2009 and 2008 was $77,942, related to Net Profits Interest, and $0, respectively.

The Company provides for future asset retirement obligations under the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations,” related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment.  The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment.  The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability.  Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability.   The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
Beginning balance	$2,318,315	$394,640
Accretion	65,549	25,921
Change in estimate	-	1,897,754
Sale of asset	(2,383,864)	-
Ending balance	$-	$2,318,315

Refer to Note 8 for discussion of the change in estimate.

Refer to Note 12 for discussion of sale, effective June 30, 2009 of the Shipwreck platform.

Goodwill and Other Intangibles

FASB ASC Topic 350, “Intangibles, Goodwill, and Other” addresses the methods used to capitalize, amortize and to assess the impairment of intangible assets.  In evaluating the Company’s intangibles, management considered all of the criteria set forth in FASB ASC Topic 350 for determining useful life.  Management performs our annual impairment test for intangible assets in the fourth quarter of each fiscal year or when changes in circumstance indicate impairment.  No impairments were indicated as a result of impairment reviews for intangible assets in the year ended December 31, 2008.  During the third quarter of 2009, intangible assets related to contracts with producers were impaired due to the abandonment of platforms by the producers.  As such, the Company recognized approximately $52,000 of impairment for the year ended December 31, 2009.

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

Effective January 1, 2009, the Company adopted the interpretation within the ASC on Income Taxes which relates to Accounting for Uncertainty in Income Taxes.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained upon examination by the taxing authority.  Interest and/or penalties related to income tax matters are to be recognized in income tax expense. The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations. The Company’s tax years 2003 and forward are subject to examination.

Stock-Based Compensation

The Company’s 2007 Equity Incentive Plan provides for stock-based compensation for officers, employees and non-employee directors.

The Company accounts for stock based compensation under the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”).  The options generally vest ratably over three years and expire between five and ten years.

Compensation cost related to non-qualified stock options recognized for the years ended Decmeber 31, 2009 and 2008 was $98,812 and $100,891, respectively.  The Company views all awards of share-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the fair value of the award over the requisite service period.

During the second quarter of 2009, the Company made a stock grant of 189,876 restricted shares of common stock to the Company’s Board of Directors.  The value of the stock grant was $0.315 per share and was included in stock based compensation expense.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is estimated using the annualized historical stock prices to derive an expected term. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The Company uses the Black-Scholes option pricing model to compute the fair value of stock options, which requires the Company to make the following assumptions:

•	The risk-free interest rate is based on the five-year Treasury bond at date of grant.

•	The dividend yield on the Company’s common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future.

•	The market price volatility of the Company’s common stock is based on daily, historical prices for the last three years.

•	The term of the grants is based on the simplified method as described in ASC Topic 718.

In addition, the Company estimates a forfeiture rate at the inception of the option grant based on historical data and adjusts this prospectively as new information regarding forfeitures becomes available.

The following weighted-average assumptions were used in determining the fair value of stock options granted during years ended December 31, 2009 and 2008, using the Black-Sholes model.

	2009	2008
Risk-free interest rate (%)	2.19	2.80
Dividend yield (%)	-	-
Expected volatility (%)	62	66
Option life (years)	3.50	3.50

At December 31, 2009, there was $87,514 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of three years.

The following table represents stock option activity for the year ended December 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Terms (in years)	Intrinsic Value of Options
Options outstanding, beginning of period	1,038,947	$0.53	3.43
Options granted	387,500	0.32	4.37
Options canceled	(147,500)	0.64	-
Options outstanding, end of period	1,278,947	$0.45	2.92	$5,800
Options exercisable, end of period	644,649	$0.44	2.10	$4,400

The following table represents stock option activity for the year ended December 31, 2008:
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Terms (in years)	Intrinsic Value of Options
Options outstanding, beginning of period	790,000	$0.43	4.18
Options granted	268,947	0.80	4.44
Options canceled	(20,000)	0.48	-
Options outstanding, end of period	1,038,947	$0.53	3.43	$21,650
Options exercisable, end of period	430,000	$0.40	2.92	$18,983

The market value of the Company’s common stock on December 31, 2009 was $0.32 per share.

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

	Year Ended December 31,
	2009	2008
Weighted average number of common shares outstanding	19,303,488	19,126,587
Effect of dilutive securities	-	203,822
Weighted average dilutive common shares outstanding	19,303,488	19,330,409

Income (loss) from continuing operations	(381,767)	651,885
Income from discontinued operations, net of taxes	162,283	194,480
Net income attributable to noncontrolling interests	-	(28,824)
Net income (loss) attributable to controlling interests	$(219,484)	$817,541
Basic and diluted income per common share:
Continuing operations	$(0.02)	$0.03
Less: income attributable to noncontrolling interests	-	-
Discontinued operations	0.01	0.01
Net loss	$(0.01)	$0.04

Accounting Pronouncements and Recent Regulatory Developments

The FASB issued ASC Topic 820, “Fair Value Measurements and Disclosures”. This topic:

•	Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.

•	Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.

•
Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The topic instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.

•	Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.

•	Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the topic and to quantify its effects, if practicable.

•	Applies to all fair value measurements when appropriate.

ASC Topic 820 must be applied prospectively and retrospective application is not permitted. ASC Topic 820 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting ASC Topic 820 must also early adopt ASC Topic 320, “Investments, Debt, and Equity Securities”. The Company adopted ASC Topic 820 as it applies to financial assets and liabilities as of June 30, 2009 and the adoption did not have a material impact on its consolidated financial statements.

The FASB issued ASC Topic 825, “Financial Instruments”, and ASC Topic 270, “Interim Reporting”. They require an entity to provide disclosures about fair value of financial instruments in interim financial information. This also amends ASC Topic 270 to require those disclosures in summarized financial information at interim reporting periods. Under this topic, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by ASC Topic 825.

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

The FASB has issued ASC Topic 855, “Subsequent Events” (“ASC Topic 855”). ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC Topic 855 provides:

•
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The Company has adopted and will follow the guidance in ASC Topic 855 for all prospective subsequent event transactions and disclosures.

The FASB issued ASC Topic 105, the “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASC Topic 105”). ASC Topic 105 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC Topic 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s significant estimates include depreciation of long-lived assets, depletion of gas reserves, amortization of deferred loan costs, valuation of the asset retirement obligation liability, valuation of the fair value of the Company’s long-lived assets and valuation of stock based compensation.  Actual results could differ from those estimates.

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

Long-term Debt

Long-term debt at December 31 consisted of the following:

	2009	2008
Revolving credit facility	$-	$1,062,000
Less current maturities	-	(1,062,000)
	$-	$-
Revolving Credit Facility

On December 7, 2009, the Company entered into a Credit Agreement (the “Agreement”) with Meridian Bank, Texas (“Meridian”), regarding a revolving credit facility provided by Meridian to the Company.  The original borrowing base under the new Agreement had been established at $3 million, which may be increased at the discretion of the Lender to an amount not to exceed $6 million.  This credit facility replaces the Company’s prior credit facility.  The credit facility is secured by all of the Company’s assets and originally has a term of 39 months maturing on April 30, 2012.  The credit facility contains financial covenants defining various financial measures and levels of these measures with which the Company is in compliance.  Interest on outstanding balances will accrue at the Wall Street Journal prime rate, plus one and a half percent, with a minimum rate of 5.50%.  Unused borrowing base fees are 0.50% per year of the average for the period of calculation of an amount determined daily equal to the difference between the borrowing base and the aggregate outstanding principal balance of the facility.  This amount is paid quarterly.  As of December 31, 2009, there was a zero balance on the facility.

Letters of Credit

At December 31, 2009, the Company had $900,000 in outstanding letters of credit for gas purchases.

(5)	Income Taxes

The provision (benefit) for income taxes consisted of the following:

	2009	2008
Current expense (benefit):
U.S
Federal	$-	$-
State	36,069	35,000
Total U.S.	36,069	35,000
Total current	$36,069	$35,000

Deferred expense (benefit):
U.S
Federal	$(197,181)	$309,339
State	1,955	31,425
Total U.S.	(195,226)	340,764
Total deferred	(195,226)	340,764
Total provision (benefit) for income taxes	$(159,157)	$375,764

A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows:

	2009	2008
Tax provision at statutory rate at 35%	$(183,914)	$337,818
Add (deduct):
State income taxes, net of federal taxes	25,095	44,232
Change in deferred tax rate/true up	-	(6,707)
Other non-deductible expenses	(338)	421
	$(159,157)	$375,764

The provision tax effects of temporary differences that give rise to the deferred tax assets and liabilities as of December 31, were as follows:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards.	$1,650,332	$1,427,247
AMT tax credit.	54,297	54,297
Property and equipment.	197,655	-
Stock options.	96,056	60,831
Asset retirement obligation.	-	826,479
State NOL.	41,009	41,009
Accrued bonus	7,130	-
Less: Current deferred tax asset	(7,130)	-
Less: Valuation allowance.	(41,009)	(41,009)
Total deferred tax asset	1,998,340	2,368,854

Deferred tax liabilities:
Identified intangible assets.	(146)	-
Property, plant, and equipment.	-	(558,757)
Discontinued operations.	(97,642)	-
Casualty gain/loss.	(605,097)	(605,097)
Total deferred tax liability	(702,885)	(1,163,854)
Net deferred tax asset	$1,295,455	$1,205,000

The Company uses FASB ASC Topic 740 “Income Taxes” for presentation of its income taxes.  The Company currently does not have any uncertain tax positions.  Effective January 1, 2009, the Company adopted the interpretation within the ASC on Income Taxes which relates to Accounting for Uncertainty in Income Taxes.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained upon examination by the taxing authority.  Interest and/or penalties related to income tax matters are to be recognized in income tax expense. The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations. The Company’s tax years 2003 and forward are subject to examination.

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

The following table summarizes employee stock option and warrant information for the years ended December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Options/ warrants	Weighted average exercise price	Options/ warrants	Weighted average exercise price
Outstanding at beginning of period	1,018,947	$0.53	750,000	$0.44
Granted	387,500	0.32	268,947	0.80
Canceled/expired/reclassified	(147,500)	-	-	-
Outstanding at end of period	1,258,947	0.46	1,018,947	0.53
Options exercisable at end of period	624,649	0.45	410,000	0.40
Options available for grant at the end of period	1,302,720		1,542,720

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

The following is a summary of the status of the Company’s non-employee options and warrants for the years ended December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Options/ warrants	Weighted average exercise price	Options/ warrants	Weighted average exercise price
Outstanding and exercisable at beginning of period	20,000	$0.27	40,000	$0.37
Canceled/Expired	-		(20,000)	0.48
Outstanding and exercisable at end of period	20,000	0.27	20,000	0.27
Options available for grant at end of period	1,302,720		1,542,720

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

The Company’s contributions to the 401(k) plan were $12,413 and $15,151 for the years ended December 31, 2009 and 2008, respectively.

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

Year Ending
December 31, 2010
Total minimum lease payments	$9,750
Less amount representing estimated executory costs (such as taxes, maintenance and insurance) including profit thereon, included in total minimum lease payments	(160)
Net minimum lease payments	9,590
Less amount representing interest	(402)
Present value of net minimum lease payments	$9,188
Current maturities of capital lease payments	9,188
Long-term capital lease payments, less current maturities	$-

Operating Leases

On January 15, 2008, the Company entered into a lease agreement with Wedge International for office space.  The term of the agreement is five years commencing on April 1, 2008.  The monthly lease payment is $12,527. The future minimum operating lease payments as of December 31, 2009, are as follows:

Year Ending
December 31,
2010	$153,422
2011	153,422
2012	150,502
2013	37,581
Total future minimum lease payments	$494,927

The Company also has various month-to-month equipment operating leases.  Rent expense for all leases totaled $153,422 and $142,472 for the years ended December 31, 2009 and 2008, respectively.

(8)	Change in Estimate

The Company calculates the Asset Retirement Obligation (“ARO”) liability and related expenses utilizing a methodology that is in accordance with ASC Topic 410.  The calculation provides for an ARO liability based on an estimated fair value of the asset.  ASC Topic 410 requires the Company to review the liability periodically and adjust fair values and other assumptions based on current market conditions.

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

The adjustment, recorded during the fourth quarter of 2008, increased the book value of the asset and corresponding liability.  The increase in the liability, as discussed above, better depicts the fair value of the abandonment of the asset. The adjustment itself is considered a change in estimate as defined by FASB ASC Topic 250, “Accounting Changes and Error Corrections,” which requires disclosure in the financial statements.

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

(11)	Segments, Major Customers and Concentrations

All of the Company’s operations are in the domestic U.S., including the Gulf of Mexico in Texas and federal waters.  The Company’s management reviews and evaluates the operations separately of the three main segments, Onshore Operations, Offshore Operations, and Net Profits Interest.  Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance.  Onshore Operations include natural gas gathering, transportation and distribution activities in Texas.  Offshore Operations include natural gas and liquid hydrocarbon gathering and transportation activities in the Gulf of Mexico in Texas and Louisiana as well as federal waters.  Net Profits Interest include the 9.1% net profits interest in the Madisonville Field.  The principal markets for the Onshore segment are affiliates of large intrastate and interstate pipeline companies and industrial customers; and for the Offshore segment they are affiliates of large intrastate and interstate pipeline companies.

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

Summarized financial information for the years indicated of the Company’s reportable segments from continuing operations:

	Year Ended December 31,
	2009	2008
Onshore Operations
Revenues	$4,419,676	$12,373,321
Cost of natural gas purchased	3,586,046	10,979,136
Operation and maintenance expense	211,424	246,149
Operating margin	622,206	1,148,036
General and administrative expense	729,370	993,997
Depreciation, depletion and amortization expense	150,935	194,455
Operating loss	(258,099)	(40,416)

Interest expense	3,165	6,030
Capital expenditures	7,940	18,794
Total assets	$4,086,347	$4,510,918

Offshore Operations
Revenues	$2,293,298	$1,504,155
Operation and maintenance expense	172,585	187,428
Operating margin	2,120,713	1,316,727
General and administrative expense	1,560,773	1,416,921
Depreciation, depletion and amortization expense	416,114	420,891
Operating income (loss)	143,826	(521,085)

Capital expenditures	4,885	-
Total assets	$4,934,508	$9,139,741

Net Profits Interest
Revenues	$(5,000)	$5,000
Operating margin	(5,000)	5,000
General and administrative expense	109,967	1,638
Depreciation, depletion and amortization expense	34,462	783
Operating income (loss)	(149,429)	2,579

Capital expenditures	15,515	-
Total assets	$666,237	$768,125

Corporate Operations

General and administrative expense	$5,290	$11,489
Depreciation	6,883	5,123
Operating loss	(12,173)	(16,612)

Interest expense	113,534	151,061
Capital expenditures	6,846	10,564
Total assets	$3,408,822	$2,271,917

Total
Revenues	$6,707,974	$13,882,476
Cost of natural gas purchased	3,586,046	10,979,136
Operation and maintenance expense	384,009	433,577
Operating margin	2,737,919	2,469,763
General and administrative expense	2,405,400	2,424,045
Depreciation, depletion and amortization expense	608,394	621,252
Operating loss	(275,875)	(575,534)

Interest expense	116,699	157,091
Capital expenditures	35,186	29,358
Total assets	$13,095,914	$16,690,701

Reconciliation to Net Income
Operating margin	$2,737,919	$2,469,763
Less:
Depreciation, depletion and amortization expense	608,394	621,252
General and administrative	2,405,400	2,424,045
Interest expense	116,699	157,091
Income tax expense	-	375,764
Non-controlling interest	-	28,824
Plus:
Interest income	30,408	29,119
Other income (expense), net	(178,758)	1,731,155
Income tax benefit	159,157	-
Discontinued operations, net of taxes	(155,897)	194,480
Gain on sale of discontinued operations, net of taxes	318,180	-
Net income (loss)	$(219,484)	$817,541

 For the years ended December 31, 2009 and 2008, the Company purchased natural gas from one supplier.  Gross sales to customers representing 10% or more of total revenue for the years ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31,
	2009	2008
Dart Container Corporation	60%	53%
Owens Corning	36%	27%
Saint Gobain Containers	0%	16%

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

On June 30, 2009, the Company sold its Shipwreck gathering system consisting of an offshore platform and related pipelines, as well as a related onshore facility known as the Crystal Beach terminal (the “Shipwreck/Crystal Beach Assets”).  In a separate transaction, the Company also sold its Pirates’ Beach gathering system (the “Pirates’ Beach Assets”).

The Shipwreck/Crystal Beach Assets were sold to Impact Exploration & Production, LLC for consideration consisting of $200,000, payable in four quarterly installments, and the assumption of liabilities, including abandonment and retirement obligations with an effective date of June 30, 2009.  As a result of the sale, the Company recognized a pre-tax gain of $363,781.

The Pirates’ Beach Assets were sold to Emerald Gathering and Transportation, L.L.C. for consideration consisting of $300,000, of which $50,000 was paid at closing, with the balance payable in five monthly installments, and the assumption of liabilities, including abandonment and retirement obligations with an effective date of June 1, 2009.  As a result of the sale, the Company recognized a pre-tax gain of $101,539.

Accordingly, prior period financial statement amounts have been adjusted to give effect to these dispositions as discontinued operations.

The following are the results of operations of the Crystal Beach Terminal and Shipwreck and Pirates’ Beach gathering systems for the periods presented:

	Year Ended December 31,
	2009	2008
Operating revenues (1)	$131,964	$750,110
Operating costs and expenses (2)	337,359	432,652
Income (loss) from discontinued operations, net of taxes	(155,897)	194,480
Gain (loss) on disposal of discontinued operations, net of taxes	318,180	-

Basic and diluted income (loss) per share from discontinued operations	$(0.01)	$-
Basic and diluted income per share from gain on disposal of discontinued operations	0.02	0.01
Total	$0.01	$0.01

Weighted average number of common shares outstanding:
Basic	19,303,488	19,126,587
Diluted	19,303,488	19,330,409

(1)	This revenue is based on billings to producers for transportation services.

(2)	This cost is comprised of operations and maintenance expense, depreciation expense, and accretion expenses.

(13)	Subsequent Events

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