Form 10-Q
period 2010-03-31
GATEWAY ENERGY CORP/NE
filed 2010-05-17
CIK 40194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from
 __________to __________

                                  Commission File No.     0-6404

GATEWAY ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	44-0651207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1415 Louisiana Street, Suite 4100
Houston, TX  77002
(Address of principal executive offices)

(713) 336-0844
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes   X__     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes   X    No  ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes______ No__ X___

As of April 30, 2010, the Issuer had 19,402,853 shares of its common stock outstanding.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Part  I – Financial Information

ITEM 1.     FINANCIAL STATEMENTS

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,654,030	$2,086,787
Restricted cash	250,000	900,000
Accounts receivable trade, net	851,712	1,101,100
Notes receivable	149,314	148,088
Prepaid expenses and other assets	191,998	41,941
Total current assets	3,097,054	4,277,916

Property and Equipment, at cost
Gas gathering, processing and transportation	11,359,163	8,855,967
Net profits production interest	701,482	701,482
Office furniture and other equipment	150,500	150,500
	12,211,145	9,707,949
Less accumulated depreciation, depletion and amortization	(2,934,365)	(2,785,241)
	9,276,780	6,922,708

Other Assets
Deferred tax assets, net	1,457,913	1,295,455
Intangible assets, net of accumulated amortization of $393,775 and $345,567 as of March 31, 2010 and December 31, 2009, respectively	1,749,334	563,032
Other	56,323	36,803
	3,263,570	1,895,290
Total assets	$15,637,404	$13,095,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$752,635	$660,504
Accrued expenses and other liabilities	320,010	305,549
Insurance notes payable	156,803	-
Current maturities of capital lease	3,651	9,188
Total current liabilities	1,233,099	975,241

Long term debt, less current maturities	2,500,000	-
Total liabilities	3,733,099	975,241

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock – $1.00 par value; 10,000 shares authorized;
no shares issued and outstanding	-	-
Common stock – $0.25 par value; 35,000,000 shares authorized;
19,402,853 and 19,397,125 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	4,850,713	4,849,281
Additional paid-in capital	17,412,421	17,395,828
Accumulated deficit	(10,358,829)	(10,124,436)
Total stockholders’ equity	11,904,305	12,120,673
Total liabilities and stockholders’ equity	$15,637,404	$13,095,914

The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010 2009
Operating revenues
Sales of natural gas	$1,407,489	$1,153,910
Transportation of natural gas and liquids	383,648	678,067
Treating and other	59,952	45,456
	1,851,089	1,877,433
Operating costs and expenses
Cost of natural gas purchased	1,264,376	1,025,018
Operation and maintenance	99,769	95,532
General and administrative	467,049	669,130
Acquisition costs	43,453	-
Consent proxy revocation fees	98,870	-
Depreciation, depletion and amortization	197,331	196,284
Operating loss	(319,759)	(108,531)

Other income (expense)
Interest income	7,901	4,898
Interest expense	(41,344)	(40,424)
Other income (expense), net	(14,569)	9,343
	(48,012)	(26,183)

Loss from operations before income taxes and discontinued operations	(367,771)	(134,714)

Income tax benefit	133,378	48,496

Loss from continuing operations	(234,393)	(86,218)

Discontinued operations, net of tax
Loss from discontinued operations, net of tax	-	(49,220)

Net loss	$(234,393)	$(135,438)

Basic and diluted loss per share:
Continuing operations	(0.01)	(0.01)
Discontinued operations	-	-
Net loss	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic	19,400,689	19,207,249
Diluted	19,400,689	19,207,249

The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Loss from continuing operations	$(234,393)	$(86,218)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	197,331	196,284
Deferred tax benefit	(163,504)	(40,698)
Stock based compensation expense	18,713	22,973
Amortization of deferred loan costs	7,091	32,890
Change in operating assets and liabilities:
Accounts receivable trade	249,388	(134,448)
Prepaid expenses and other assets	45,026	(81,243)
Accounts payable	91,443	(276,309)
Accrued expenses and other liabilities	14,460	10,651
Net cash provided by (used in) operating activities	225,555	(356,118)

Cash flows from investing activities
Capital expenditures	-	(25,409)
Acquisitions	(3,737,705)	-
Net cash used in investing activities	(3,737,705)	(25,409)

Cash flows from financing activities
Payments on borrowings	(43,996)	(7,174)
Proceeds from borrowings	2,500,000	-
Change in restricted cash	650,000	-
Deferred finance charges	(26,611)	(18,139)
Net cash provided by (used in) financing activities	3,079,393	(25,313)

Net decrease in cash and cash equivalents from continuing operations	(432,757)	(406,840)

Discontinued operations:
Net cash provided by discontinued operating activities	-	1,824,234
Net cash used in discontinued investing activities	-	(2,700)

Net increase in cash and cash equivalents from discontinued operations	-	1,821,534

Net increase (decrease) in cash and cash equivalents	(432,757)	1,414,694
Cash and cash equivalents at beginning of period	2,086,787	1,789,029
Cash and cash equivalents at end of period	$1,654,030	$3,203,723

Supplemental disclosures of cash flow information:
Cash paid for interest	$24,446	$17,416

Supplemental schedule of noncash investing and financing activities:
Trade note payable for insurance premiums	$195,263	$328,938

Exercise of stock options	$1,432	$-

The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-
MARCH 31, 2010
(Unaudited)

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

The accompanying consolidated financial statements have been prepared by the Company.  In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”).

In connection with our preparation of the consolidated financial statements, we evaluated events that occurred subsequent to March 31, 2010, for recognition or disclosure in our financial statements and notes to our financial statements.

Property and Equipment

Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period.  Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  For the three months ended March 31, 2010, property and equipment included $77,222 of equipment financed under a capital lease, net of $22,778 of accumulated amortization.  Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment.  Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation.  When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-
MARCH 31, 2010
(Unaudited

For the three months ended March 31, 2010 and 2009, depreciation, depletion and amortization expense was $197,331 and $196,284, respectively.  Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  There have been no impairments of long-lived assets required during the three months ended March 31, 2010.

Future Asset Retirement Obligation

The Company provides for future asset retirement obligations under the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations,” related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment.  The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment.  The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability.  Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability.  The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Beginning balance	$-	$2,318,315
Accretion	-	34,775
Ending balance	$-	$2,353,090

Refer to Note 4 for discussion of sale, effective June 30, 2009, of the Shipwreck platform.

Refer to Note 7 for discussion of change in estimate.

Goodwill and Other Intangibles

FASB ASC Topic 350, “Intangibles, Goodwill, and Other” addresses the methods used to capitalize, amortize and to assess the impairment of intangible assets.  In evaluating the Company’s intangibles, management considered all of the criteria set forth in FASB ASC Topic 350 for determining useful life.  Management performs our annual impairment test for intangible assets in the fourth quarter of each fiscal year or when changes in circumstance indicate an impairment.  There were no indications intangible assets were impaired for the three months ended March 31, 2010.

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-
MARCH 31, 2010
(Unaudited

Restricted Cash

Restricted cash is related to the collateral for gas purchase costs.

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

	Three Months Ended March 31, 2010 2009
Weighted average number of common shares outstanding	19,400,689	19,207,249
Effect of dilutive securities	-	-
Weighted average dilutive common shares outstanding	19,400,689	19,207,249

Net loss from continuing operations	$(234,393)	$(86,218)
Net loss from discontinued operations	-	(49,220)
Net loss	$(234,393)	$(135,438)

Basic and diluted loss per common share:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	-	-
Net loss	$(0.01)	$(0.01)

Accounting Pronouncements and Recent Regulatory Developments

In June 2009, the FASB issued ASC Topic 810 “Consolidation” which requires a qualitative rather than a quantitative approach to determine the primary beneficiary of a VIE, it amends certain guidance pertaining to the determination of the primary beneficiary when related parties are involved, and it amends certain guidance for determining whether an entity is a VIE. Additionally, this Topic requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE. This Topic was effective January 1, 2010, and its adoption did not impact the Company’s consolidated financial statements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). This update provides amendments to Topic 820 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Topic 820 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements). The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact the Company’s consolidated financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-
MARCH 31, 2010
(Unaudited

In February 2010, FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09). This update amends Topic 855 and gives a definition to SEC filers, and requires an SEC filer to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. The Company adopted the provisions of ASU 2010-09 for the period ended March 31, 2010.

(3)	Business Combinations

Acquisition of Hickory Creek Gathering System

The Company acquired the Hickory Creek Gathering System from Hickory Creek Gathering L.P. and Range Texas Production, LLC on January 7, 2010 for a cash purchase price of $3.9 million, adjusted to reflect a transaction effective date of November 1, 2009.

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

In connection with the acquisition, Gateway was assigned the contract rights held by Hickory Creek Gathering L.P. as they relate to the transportation of gas through the acquired pipeline.  In these contracts, Gateway agrees to deliver all gas owned or controlled by the producers within the area of dedication into the third-party pipeline.  Gateway has the right to transport all future natural gas productions from the producers within the same area of dedication.  Based on the measurement of fair  values for the identifiable tangible and intangible assets acquired, we assigned $2,503,195 to “Property, plant, and equipment” and $1,234,510 to “Intangible assets” (representing customer relationships) of the total consideration of $3,737,705 paid.

Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2009 are presented as if the above named acquisition had been made on January 1, 2009.  The operations of the above named acquisition have been included in the statement of operations since the acquisition date disclosed above.  The pro forma consolidated results of operations include adjustments to give effect to the effective change in depreciation rates as well as certain other adjustments.

Three months ended March 31, 2009

HICKORY
	GEC	CREEK	TOTAL
Revenues	$1,877,433	$51,007	$1,928,440
Operating costs and other (income) expenses	2,012,147	30,305	2,042,452
Income (loss) from continuing operations before taxes	(134,714)	20,702	(114,012)
Income tax benefit (expense)	48,496	(7,039)	41,457
Loss from discontinued operations	(49,220)	-	(49,220)
Net income (loss)	$(135,438)	$13,663	$(121,775)

Basic and diluted earnings per share	$(0.01)	$-	$(0.01)

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-
MARCH 31, 2010
(Unaudited

(4)	Discontinued Operations

Gateway owned pipelines, a related 140' x 70' operating platform, and an onshore terminal facility (the "Crystal Beach" facility) located in southeast Texas, east of Galveston. The Crystal Beach facility is connected to the Company's Shipwreck system, which provides separation of gas and liquid hydrocarbon services, dehydrates the gas for a fee, delivers pipeline quality gas to market and provides storage and truck loading services for the liquid hydrocarbons.

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

10

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-
MARCH 31, 2010
(Unaudited)

The following are the results of operations of the Crystal Beach Terminal and Shipwreck and Pirates’ Beach gathering systems for the periods presented:

	Quarter Ended March 31,
	2010	2009
Operating revenues (1)	$-	$56,990
Operating costs and expenses (2)	-	133,896
Income (loss) from discontinued operations, net of taxes	-	(49,220)

Basic and diluted income (loss) per share from discontinued operations	$-	$-
Basic and diluted income per share from gain on disposal of discontinued operations	-	-
Total	$-	$-

Weighted average number of common shares outstanding:
Basic	19,400,689	19,207,249
Diluted	19,400,689	19,207,249

(1)	This revenue is based on billings to producers for transportation services.
(2)	This cost is comprised of operations and maintenance expense, depreciation expense, and accretion expenses.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-
MARCH 31, 2010
(Unaudited)

(5)	Stock-Based Compensation Plans

The Company’s 2007 Equity Incentive Plan provides for stock-based compensation for officers, employees and non-employee directors.

The Company accounts for stock based compensation under the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”).  The options generally vest ratably over three years and expire between five and ten years.

Compensation cost related to non-qualified stock options recognized for the three months ended March 31, 2010 and 2009 was $18,713 and $22,973, respectively.  The Company views all awards of share-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the fair value of the award over the requisit service period.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the value of the stock over the strike price received on the date of exercise.  During the three months ended March 31, 2010,  there were 25,000 shares of options exercised.  In addition, the Company receives an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant.  The Company records these deductions as a tax asset with a corresponding amount recorded as additional paid-in capital when the Company can receive a tax cash savings from these awards.  Due to the Company having significant unused net operating-loss carryforwards, the recording of this tax benefit is deferred until such tax savings is realized.

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

At March 31, 2010, there was $68,801 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of two years.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-
MARCH 31, 2010
(Unaudited

The following table represents stock option activity for the three months ended March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Terms (in years)	Intrinsic Value of Options as of March 31, 2010
Options outstanding, beginning of period	1,278,947	$0.53	3.43
Options granted	-	-	-
Options canceled	-	-	-
Options exercised	(25,000)	0.25	-
Options outstanding, end of period	1,253,947	$0.46	2.73	$88,250
Options exercisable, end of period	744,649	$0.45	1.96	$37,517

The market value of the Company’s common stock on March 31, 2010 was $0.46 per share.

(6)	Debt

Trade Notes Payable

During 2010, the Company executed premium finance agreements for its insurance premiums.  The total of the notes were $195,263 with an interest rate of 4.95%.  The notes require monthly principal and interest payments.  The amount of the monthly payment varies depending on any changes in coverage and policy renewal periods.

Revolving Credit Facility

On December 7, 2009, the Company entered into a Credit Agreement (the “Agreement”) with Meridian Bank, Texas (“Meridian”), regarding a revolving credit facility provided by Meridian to the Company.  The original borrowing base under the new Agreement had been established at $3 million, which may be increased at the discretion of the Lender to an amount not to exceed $6 million.  This credit facility replaces the Company’s prior credit facility.  The credit facility is secured by all of the Company’s assets and originally has a term of 39 months maturing on April 30, 2012.  The credit facility contains financial covenants defining various financial measures and levels of these measures with which the Company is in compliance.  Interest on outstanding balances will accrue at the Wall Street Journal prime rate, plus one and a half percent, with a minimum rate of 5.50%.  The principal is due upon maturity.  Unused borrowing base fees are 0.50% per year of the average for the period of calculation of an amount determined daily equal to the difference between the borrowing base and the aggregate outstanding principal balance of the facility.  This amount is paid quarterly.  As of March 31, 2010, there was a $2,500,000 outstanding balance on the facility.

Long-term Debt and Notes Payable

Long-term debt and notes payable at March 31, 2010 consisted of the following:

Trade note payable – Insurance	$156,803
Revolving credit facility	2,500,000
2,656,803
Less current maturities	(156,803)
$2,500,000

(7)	Change in Estimate

The Company calculates the Asset Retirement Obligation (“ARO”) liability and related expenses utilizing a methodology that is in accordance with ASC Topic 410.  The calculation provides for an ARO liability based on an estimated fair value of the asset.  ASC Topic 410 requires the Company to review the liability periodically and adjust fair values and other assumptions based on current market conditions.  This pertains to the ARO liability assumed by the purchaser of the Shipwreck/Crystal Beach assets as discussed in Note 4.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-
MARCH 31, 2010
(Unaudited

(8)	Commitments and Contingencies

From time to time the Company is involved in litigation concerning its properties and operations.  There is no known or pending litigation expected to have a material effect on the Company’s financial statements.

(9)	Financial Instruments

The carrying amount of cash and cash equivalents,  trade and insurance receivables, trade payables and short-term borrowings approximate fair value because of the short maturity of those instruments.  The carrying amount of the term note receivable approximates fair value because of its variable interest rate.  The fair value of the Company’s financial instruments is based upon current borrowing rates available for financings with similar terms and maturities, and is not representative of the amount that could be settled, nor does the fair value amount consider the tax consequences, if any, of settlement.

(10)	Segments, Major Customers and Concentrations

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-
MARCH 31, 2010
(Unaudited

Summarized financial information for the years indicated of the Company’s reportable segments from continuing operations:

	Three Months Ended March 31,
	2010	2009
Onshore Operations
Revenues	$1,673,156	$1,217,040
Cost of natural gas purchased	1,264,376	1,025,018
Operation and maintenance expense	57,914	57,215
Operating margin	350,866	134,807
Depreciation and amortization expense	87,467	47,803
Operating income	263,399	87,004

Interest expense	313	1,077
Capital expenditures	3,737,705	6,420

Total assets	$8,494,136	$4,181,463

Offshore Operations
Revenues	$177,933	$646,852
Operation and maintenance expense	41,855	38,317
Operating margin	136,078	608,535
Depreciation and amortization expense	102,014	140,879
Operating income	34,064	467,656

Interest expense	-	-
Capital expenditures	-	-

Total assets	$4,413,761	$7,629,356

Net Profits Interest
Revenues	$-	$13,541
Operating margin	-	13,541
Depletion expense	6,090	5,755
Operating income	(6,090)	7,786

Interest expense	-	-
Capital expenditures	-	15,513

Total assets	$660,147	$791,427

Corporate Operations

General and administrative expenses	$467,049	$669,130
Acquisition costs	43,453	-
Consent proxy revocation fees	98,870	-
Depreciation and amortization expense	1,760	1,847
Operating loss	(611,132)	(670,977)

Interest expense	41,031	39,347
Capital expenditures	-	3,476

Total assets	$2,069,360	$4,066,870

Total
Revenues	$1,851,089	$1,877,433
Cost of natural gas purchased	1,264,376	1,025,018
Operation and maintenance expense	99,769	95,532
Operating margin	486,944	756,883
General and administrative expenses	467,049	669,130
Acquisition costs	43,453	-
Consent proxy revocation fees	98,870	-
Depreciation, depletion and amortization expense	197,331	196,284
Operating loss	(319,759)	(108,531)

Interest expense	41,344	40,424
Capital expenditures	3,737,705	25,409

Total assets	$15,637,404	$16,669,116

Reconciliation to Net Loss
Operating margin	$486,944	$756,883
Less:
Depreciation, depletion and amortization	197,331	196,284
General and administrative expenses	467,049	669,130
Acquisition costs	43,453	-
Consent proxy revocation fees	98,870	-
Interest expense	41,344	40,424
Plus:
Interest income	7,901	4,898
Income tax benefit	133,378	48,496
Discontinued operations, net of tax	-	(49,220)
Other income (expense), net	(14,569)	9,343
Net loss	$(234,393)	$(135,438)

Item  2.   Management's Discussion and Analysis or Plan of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance, and our future operations. In some cases, you can identify these forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipates,” “believes,” “expects,” “plans,” “future,” “intends,” “could,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements are only our predictions. Our actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2009, and our quarterly reports on Form 10-Q. We cannot guarantee future results, levels of activities, performance, or achievements. We undertake no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

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

Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying value.  The amount of impairment is measured by comparing the fair value of the asset to its carrying amount.  There was no impairment required as of March 31, 2010.

Intangible Assets

In connection with the Hickory Creek Gathering System acquisition, Gateway was assigned the contract rights held by Hickory Creek Gathering L.P. as they relate to the transportation of gas through the acquired pipeline.  In these contracts, Gateway agrees to deliver all gas owned or controlled by the producers within the area of dedication into the third-party pipeline.  Gateway has the right to transport all future natural gas productions from the producers within the same area of dedication.  Based on our analysis concerning the contracts, we concluded that the Income Approach, using an excess earnings method, offered the most reliable indication as to the fair value of the contracts.  Based on the measurement for the identifiable intangible assets acquired, we assigned $1,234,510 of the purchase price, which will be amortized over the remaining useful life coinciding with the expected economic life of the tangible assets of 20 years.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s significant estimates include depreciation of long-lived assets, amortization of deferred loan costs, valuation of the Shipwreck asset retirement obligation, deferred tax valuation allowance, valuation of assumed liabilties, intangible lives, pipeline asset allocations, and valuation of stock based transactions.  Actual results could differ from those estimates.

Results of Operations

General

The Henry Hub closing index price for natural gas during the three months ended March 31, 2010 averaged $5.30 per MMBtu, compared to $4.91 for the same period of the prior year.  In the accompanying consolidated financial statements, the Company’s revenues from sales of natural gas, along with the cost of natural gas purchased, increased proportionately from prior year levels.  Because the Company buys and sells gas under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices to minimize commodity price risk, the Company’s net operating margin is relatively insensitive to fluctuations in the market price of gas.  Accordingly, the Company evaluates each of its activities based on the operating margin it produces.  The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses.  Management reviews and evaluates the operations of its main segments—Onshore operations, Offshore operations and Net Profits Interest.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Total Operations
	Three Months Ended March 31,
	2010	2009
Revenues	$1,851,089	$1,877,433
Operating margin	486,944	756,883
Depreciation, depletion and amortization	197,331	196,284

Operating margins for the three months ended March 31, 2010 decreased $270,000 compared to the same period of the prior year.  Onshore operating margin increased $216,000, Offshore operating margin decreased by $472,000 and the Net Profits Interest operating margin decreased by $14,000.  These segments are discussed individually below in greater detail.

Onshore Operations
	Three Months Ended March 31,
	2010	2009
Revenues	$1,673,156	$1,217,040
Operating margin	350,866	134,807
Depreciation and amortization	87,467	47,803

Operating margins for onshore operations increased in the first quarter by $216,000 from the same period of the prior year.  The increase was primarily due to transporation revenues on the newly acquired Hickory Creek gathering system with consistent sales on the Waxahachie distribution system and Madisonville pipeline.  The producer at the Madisonville field is expected to have additional production from  two new wells beginning in the 3rd quarter of 2010 that would result in an increase in volumes transported.

Offshore Operations

	Three Months Ended March 31,
	2010	2009
Revenues	$177,933	$646,852
Operating margin	136,078	608,535
Depreciation and amortization	102,014	140,879

Operating margins for offshore operations decreased in the first quarter by $472,000 from the same period of the prior year.  The decrease was due to decreased throughput on the Company’s East Cameron 359 pipeline and Bolivar pipeline,  offset by increased throughput at the South Marsh Island 141 pipeline.  The Company’s High Island 389 system has been out of service since Hurricane Ike and was back online in late April 2010.  The Company’s East Cameron 121 and East Cameron 381 systems increased their volumes transported in late April 2010 due to an additional production coming online.

Net Profits Interest

	Three Months Ended March 31,
	2010	2009
Revenues	$-	$13,541
Operating margin	-	13,541
Depletion	6,090	5,755

The Net Profits Interest operating margin decreased in the first quarter by $13,541.  The Company purchased this Net Profits Interest in the Madisonville Field on December 22, 2008.  The producer at the Madisonville field is expected to have additional production from  two new wells beginning in the 3rd quarter of 2010 that would result in an increase in volumes produced.

Operations Support and Other Income (Expense)

General and administrative expenses for the first quarter decreased by $202,000 compared to the same period in 2009.  This decrease relates to a decrease in insurance expense, lower consulting and legal fees, and a reduction in employee salaries and benefits in 2010.  The following table represents a comparison of the major categories of general and administrative expenses for the quarters ended March 31, 2010 and 2009.

	Quarter Ended March 31,
	2010	2009
Salaries and employee related costs	$183,998	$217,523
Accounting, tax, and legal costs	94,011	127,118
Insurance costs	54,240	134,253
Investor relation costs	27,784	27,961
Other general and administrative costs	106,016	162,275
Total general and administrative costs	$467,049	$669,130

Acquisition costs are related the the Hickory Creek acquisition in January 2010.  See Note 3 for discussion of the acquisition.

Consent proxy revocation fees are related to legal and proxy preparation fees incurred.

Interest income fluctuates directly with the average amount of cash on deposit.

Interest expense fluctuates directly with the amount of outstanding note payable and the amount of borrowings under the Company’s bank revolving credit agreement.  Interest expense for the quarter ended March 31, 2010 increased $920 compared to the same period in 2009 primarily because of the higher interest rate and outstanding balance on the Company’s revolving credit facility.

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

The Company had available cash of  $1,654,030 at March 31, 2010.

Net cash provided by continuing operating activities totaled approximately $225,555 for the three months ended March 31, 2010, compared to net cash used of $356,000 during the same period of the previous year.

Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally-generated funds and available cash and bank borrowings as needed.  The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

In January 2010, the Company executed a premium finance agreement for its insurance premiums.  The total of the note was $195,263 with an interest rate of 4.95%.  The note requires monthly principal and interest payments.  The amount of the monthly payment varies depending on any changes in coverage and policy renewal period changes.

On December 7, 2009, the Company entered into a Credit Agreement (the “Agreement”) with Meridian Bank, Texas (“Meridian”), regarding a revolving credit facility provided by Meridian to the Company.  The original borrowing base under the new Agreement had been established at $3 million, which may be increased at the discretion of the Lender to an amount not to exceed $6 million.  This credit facility replaces the Company’s prior credit facility.  The credit facility is secured by all of the Company’s assets and originally has a term of 39 months maturing on April 30, 2012.  The credit facility contains financial covenants defining various financial measures and levels of these measures with which the Company is in compliance.  Interest on outstanding balances will accrue at the Wall Street Journal prime rate, plus one and a half percent, with a minimum rate of 5.50%.  The principal is due upon maturity.  Unused borrowing base fees are 0.50% per year of the average for the period of calculation of an amount determined daily equal to the difference between the borrowing base and the aggregate outstanding principal balance of the facility.  This amount is paid quarterly.  As of March 31, 2010, there was a $2,500,000 balance on the facility.
Natural gas prices as represented by the NYMEX Henry Hub index averaged $5.30 per MMBtu and $4.91 per MMBtu for the three months ended March 31, 2010 and 2009, respectively.  The Company’s operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements.  However, natural gas prices can affect exploration and development which can result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements at March 31, 2010; however, see Note 8 to the consolidated financial statements regarding Commitments and Contingencies.

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

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (1) accumulated and communicated to the Company’s management in a timely manner, and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.                    Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.                   (Removed and Reserved)

Item 5.                   Other Information

None

Item 6.                   Exhibits

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

                                                                          GATEWAY ENERGY CORPORATION

/s/ Robert Panico
President and Chief Executive Officer

/s/ Christopher M. Rasmussen
Chief Financial Officer

May 17, 2010
(Date)