Form 10-Q
period 2010-06-30
GATEWAY ENERGY CORP/NE
filed 2010-08-16
CIK 40194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
__________to __________

Commission File No.                                                      000-06404

GATEWAY ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	44-0651207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1415 Louisiana Street, Suite 4100 Houston, TX 77002	77002
(Address of principal executive offices)	(Zip Code)

(713) 336-0844
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes   X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes   X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes______ No___X___

As of August 12, 2010, the registrant had 19,402,853 shares of its common stock, par value $0.25 per share, outstanding.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Part	I – Financial Information

Item	1.	Financial Statements	3
		Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	3
		Consolidated Statements of Operations (Unaudited) for the three and six month periods ended June 30, 2010 and June 30, 2009	4
		Consolidated Statements of Cash Flows (Unaudited) for the six month periods ended June 30, 2010 and June 30, 2009	5
		Notes to Consolidated Financial Statements (Unaudited)	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item	4.	Controls and Procedures	19

Part	II – Other Information		19

Item	1.	Legal Proceedings	19
Item	1A.	Risk Factors	19
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item	3.	Defaults Upon Senior Securities	19
Item	4.	(Removed and Reserved)	19
Item	5.	Other Information	20
Item	6.	Exhibits	20

Signatures			21

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$520,340	$2,086,787
Restricted cash	250,000	900,000
Accounts receivable trade, net	759,042	1,101,100
Notes receivable	150,000	148,088
Prepaid expenses and other assets	245,310	41,941
Total current assets	1,924,692	4,277,916

Property and Equipment, at cost
Gas gathering, processing and transportation	11,359,163	8,855,967
Net profits production interest	701,482	701,482
Office furniture and other equipment	150,500	150,500
	12,211,145	9,707,949
Less accumulated depreciation, depletion and amortization	(3,049,168)	(2,785,241)
	9,161,977	6,922,708

Other Assets
Deferred tax assets, net	1,840,671	1,295,455
Intangible assets, net of accumulated amortization of $447,928 and $345,567 as of June 30, 2010 and December 31, 2009, respectively	1,695,181	563,032
Other	51,265	36,803
	3,587,117	1,895,290
Total assets	$14,673,786	$13,095,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$854,457	$660,504
Accrued expenses and other liabilities	258,096	305,549
Insurance notes payable	162,650	-
Current maturities of capital lease	-	9,188
Total current liabilities	1,275,203	975,241

Long-term debt, less current maturities	2,500,000	-
Total liabilities	3,775,203	975,241

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock – $1.00 par value; 10,000 shares authorized;
no shares issued and outstanding	-	-
Common stock – $0.25 par value; 35,000,000 shares authorized;
19,402,853 and 19,397,125 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	4,850,713	4,849,281
Additional paid-in capital	17,363,708	17,395,828
Accumulated deficit	(11,315,838)	(10,124,436)
Total stockholders’ equity	10,898,583	12,120,673
Total liabilities and stockholders’ equity	$14,673,786	$13,095,914

The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating revenues
Sales of natural gas	$1,189,028	$932,234	$2,596,517	$2,086,144
Transportation of natural gas and liquids	438,502	711,606	822,150	1,386,755
Treating and other	168,433	96,903	335,796	237,300
	1,795,963	1,740,743	3,754,463	3,710,199
Operating costs and expenses
Cost of natural gas purchased	1,036,816	761,678	2,301,191	1,786,696
Operation and maintenance	205,125	186,850	412,305	374,405
General and administrative	350,472	743,082	817,524	1,412,212
Acquisition costs	-	-	43,453	-
Consent solicitation and severance costs	1,444,092	-	1,542,962	-
Depreciation, depletion and amortization	168,958	141,600	366,289	302,652
	3,205,463	1,833,210	5,483,724	3,875,965

Operating loss	(1,409,500)	(92,467)	(1,729,261)	(165,766)

Other income (expense)
Interest income	2,589	6,622	10,492	11,520
Interest expense	(41,917)	(43,407)	(83,261)	(83,831)
Other income, net	55,883	32,401	41,314	41,744
Other income (expense)	16,555	(4,384)	(31,455)	(30,567)

Loss from operations before income taxes and discontinued operations	(1,392,945)	(96,851)	(1,760,716)	(196,333)

Income tax benefit	435,936	2,914	569,314	79,096

Loss from continuing operations	(957,009)	(93,937)	(1,191,402)	(117,237)

Discontinued operations, net of taxes
Loss from discontinued operations, net of taxes	-	(39,255)	-	(151,393)
Gain on disposal of assets, net of taxes	-	324,997	-	324,997
Income from discontinued operations	-	285,742	-	173,604

Net income (loss)	$(957,009)	$191,805	$(1,191,402)	$56,367

Basic and diluted income (loss) per share:
Continuing operations	$(0.05)	$-	$(0.06)	$(0.01)
Discontinued operations	-	0.01	-	0.01
Net income (loss)	$(0.05)	$0.01	$(0.06)	$-

Weighted average number of common shares outstanding:
Basic	19,402,853	19,209,336	19,401,777	19,208,298
Diluted	19,402,853	19,219,611	19,401,777	19,223,033

The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Loss from continuing operations	$(1,191,402)	$(117,237)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	366,289	302,652
Deferred tax benefit	(581,811)	(90,000)
Stock based compensation expense (forfeiture adjustment)	(30,000)	108,253
Amortization of deferred loan costs	12,149	67,813
Change in operating assets and liabilities:
Accounts receivable trade	342,058	16,706
Prepaid expenses and other assets	99,483	201,527
Accounts payable	193,265	(351,912)
Accrued expenses and other liabilities	(56,269)	(52,037)
Net cash provided by (used in) operating activities	(846,238)	85,765

Cash flows from investing activities
Capital expenditures	-	(25,817)
Acquisitions	(3,737,705)	-
Net cash used in investing activities	(3,737,705)	(25,817)

Cash flows from financing activities
Payments on borrowings	(105,893)	(231,684)
Proceeds from borrowings	2,500,000	-
Change in restricted cash	650,000	(1,750,000)
Deferred finance charges	(26,611)	(18,139)
Net cash provided by (used in) financing activities	3,017,496	(1,999,823)

Net decrease in cash and cash equivalents from continuing operations	(1,566,447)	(1,939,875)

Discontinued operations:
Net cash provided by discontinued operating activities	-	1,803,065
Net cash used in discontinued investing activities	-	(2,700)

Net increase in cash and cash equivalents from discontinued operations	-	1,800,365

Net decrease in cash and cash equivalents	(1,566,447)	(139,510)
Cash and cash equivalents at beginning of period	2,086,787	1,789,029
Cash and cash equivalents at end of period	$520,340	$1,649,519

Supplemental disclosures of cash flow information:
Income taxes paid	$32,467	$33,000
Cash paid for interest	$61,243	$36,172

Supplemental schedule of noncash investing and financing activities:
Trade note payable for insurance premiums	$259,356	$328,938
Exercise of stock options	$1,432	$-

The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)   Nature of Business

Gateway Energy Corporation (the “Company” or “Gateway”), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company’s common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. Gateway is a midstream energy company providing natural gas gathering, transmission and distribution services in Texas, Texas state waters and in federal waters of the Gulf of Mexico off the Texas and Louisiana coasts.  Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Gateway Processing Company and CEU TX NPI, L.L.C.  Access to the Company’s annual reports on Form 10-K and10-KSB, quarterly reports on Form 10-Q and Form 10-QSB, the Company’s Code of Ethics and current reports on Form 8-K are available at the Company’s website, www.gatewayenergy.com.

In the following discussion, “Mcf” refers to thousand cubic feet of natural gas; “Bbl” refers to barrel of liquid hydrocarbons of approximately 42 U.S. gallons;  “Btu” refers to British thermal unit, a common measure of the energy content of natural gas; “MMBtu” refers to one million British thermal units; “Mcfe” refers to thousand cubic feet equivalent; and liquid hydrocarbons are converted to Mcf equivalents using the ratio of 1.0 barrel of liquid hydrocarbons to 6.0 Mcf of natural gas.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s significant estimates include depreciation of long-lived assets, amortization of deferred loan costs, deferred tax valuation allowance, valuation of assumed liabilties, intangible lives, pipeline asset allocations, and valuation of stock based transactions.  Actual results could differ from those estimates.

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

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”).  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009 in our annual report on Form 10-K.

In connection with our preparation of the consolidated financial statements, we evaluated events that occurred subsequent to June 30, 2010, for recognition or disclosure in our financial statements and notes to our financial statements.

Property and Equipment

Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period.  Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  For the six months ended June 30, 2010, property and equipment included $76,389 of equipment financed under a capital lease, net of $23,611 of accumulated amortization.  Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment.  Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation.  When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to, or charged against, operations.

For the three and six months ended June 30, 2010 and 2009, depreciation, depletion and amortization expense was $168,958 and $141,600 and $366,289 and $302,652, respectively.  Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  There have been no impairments of long-lived assets required during the six months ended June 30, 2010.

Goodwill and Other Intangibles

FASB ASC Topic 350, “Intangibles, Goodwill, and Other” addresses the methods used to capitalize, amortize and to assess the impairment of intangible assets.  In evaluating the Company’s intangibles, management considered all of the criteria set forth in FASB ASC Topic 350 for determining useful life.  Management performs our annual impairment test for intangible assets in the fourth quarter of each fiscal year or when changes in circumstance indicate impairment.  There were no indications intangible assets were impaired for the six months ended June 30, 2010.

Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits.  Additionally, the Company maintains credit on account for customers.The Company has not experienced material losses in such accounts.

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

	Three Months Ended June 30, 2010 2009		Six Months Ended June 30, 2010 2009
Weighted average number of common shares outstanding	19,402,853	19,209,336	19,401,777	19,208,298
Effect of dilutive securities	-	10,275	-	14,735
Weighted average dilutive common shares outstanding	19,402,853	19,219,611	19,401,777	19,223,033

Net loss from continuing operations	$(957,009)	$(93,937)	$(1,191,402)	$(117,237)
Net income from discontinued operations	-	285,742	-	173,604
Net income (loss)	$(957,009)	$191,805	$(1,191,402)	$56,367
Basic and diluted income (loss) per common share:
Continuing operations	$(0.05)	$-	$(0.06)	$(0.01)
Discontinued operations	-	0.01	-	0.01
Net income (loss)	$(0.05)	$0.01	$(0.06)	$-

Accounting Pronouncements and Recent Regulatory Developments

In June 2009, the FASB issued ASC Topic 810, “Consolidation” which requires a qualitative rather than a quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”), it amends certain guidance pertaining to the determination of the primary beneficiary when related parties are involved, and it amends certain guidance for determining whether an entity is a VIE. Additionally, this Topic requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE. This Topic was effective January 1, 2010, and its adoption did not impact the Company’s consolidated financial statements.

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

On July 31, 2010, President Obama signed into law the exemption from Sarbanes Oxley 404(b) for public companies with less than $75 million in market capitalization.  The law did not impact the Company’s consolidated financial statements.

(3)	Business Combinations

Acquisition of Hickory Creek Gathering System

The Company acquired the Hickory Creek Gathering System from Hickory Creek Gathering L.P. and Range Texas Production, LLC on January 7, 2010 for a purchase price of $3.7 million, adjusted to reflect a transaction effective date of November 1, 2009.

The Hickory Creek Gathering System is located in Denton County, Texas, in the core area of the Barnett Shale and currently services two significant producers.  There are currently 15 producing wells connected to the system with throughput of approximately 11,000 MMBtu per day at the time of acquisition at a fixed gathering fee for each MMBtu transported.  Seven of the fifteen wells did not begin producing until July 2009.  Operting margin generated by the Hickory Creek Gathering System was approximately $179,000 and $386,000 for the three and six months ended June 30, 2010.  The purchase price has been paid by the Company utilizing a combination of available cash and the Company's existing line of credit.

In connection with the acquisition, Gateway was assigned the contract rights held by Hickory Creek Gathering L.P. as they relate to the transportation of gas through the acquired pipeline.  In these contracts, Gateway agrees to deliver all gas owned or controlled by the producers within the area of dedication into the third-party pipeline.  Gateway has the right to transport all future natural gas productions from the producers within the same area of dedication.  Based on the measurement of fair values for the identifiable tangible and intangible assets acquired, we assigned $2,503,195 to “Property and equipment” and $1,234,510 to “Intangible assets” of the total consideration of $3,737,705 paid.

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

Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2009 are presented as if the above named acquisition had been made on January 1, 2009.  The operations of the above named acquisition have been included in the statement of operations since the acquisition date disclosed above.  The pro forma consolidated results of operations include adjustments to give effect to the effective change in depreciation rates as well as certain other adjustments.

Three months ended June 30, 2009
	GATEWAY	HICKORY CREEK	TOTAL
Revenues	$1,740,743	$36,861	$1,777,604
Operating costs and other expenses	1,837,594	30,305	1,867,899
Income (loss) from continuing operations before taxes	(96,851)	6,556	(90,295)
Income tax benefit (expense)	2,914	(2,229)	685
Income from discontinued operations	285,742	-	285,742
Net income	$191,805	$4,327	$196,132

Basic and diluted earnings per share	$0.01	$-	$0.01

Six months ended June 30, 2009
	GATEWAY	HICKORY CREEK	TOTAL
Revenues	$3,710,199	$87,868	$3,798,067
Operating costs and other expenses	3,906,532	60,610	3,967,142
Income (loss) from continuing operations before taxes	(196,333)	27,258	(169,075)
Income tax benefit (expense)	79,096	(9,268)	69,828
Income from discontinued operations	173,604	-	173,604
Net income	$56,367	$17,990	$74,357

Basic and diluted earnings per share	$-	$-	$-

(4)	Stock-Based Compensation Plans

The Company’s 2007 Equity Incentive Plan provides for stock-based compensation for officers, employees and non-employee directors.

The Company accounts for stock based compensation under the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”).  The options generally vest ratably over three years and expire between five and ten years.

Compensation cost and forfeiture adjustments related to non-qualified stock options recognized for the three months ended June 30, 2010 and 2009 were $(48,714) and $25,279, respectively.  The $(48,714) is a combination of actual compensation cost of $962 less the reversal of $49,676 recognized in previous periods for non-vested options forfeited.  For the six months ended June 30, 2010 and 2009, compensation cost and forfeiture adjustments were $(30,000) and $48,251 respectively.  The $(30,000) is a combination of actual compensation cost of $19,676 less the reversal of $49,676 recognized in previous periods for non-vested options forfeited.  The Company views all awards of share-based compensation as a single award with an expected life equal to the average expected life of component awards and amortizes the fair value of the award over the requisite service period.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the value of the stock over the strike price received on the date of exercise.  During the six months ended June 30, 2010,  there were 25,000 shares of options exercised.  In addition, the Company receives an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant.  The Company records these deductions as a tax asset with a corresponding amount recorded as additional paid-in capital when the Company can receive a tax cash savings from these awards.  Due to the Company having significant unused net operating-loss carryforwards, the recording of this tax benefit is deferred until such tax savings is realized.

During the six months ended June 30, 2010, there were 475,965 options forfeited.  On May 19, 2010, the Company terminated the employment of its then-Chief Executive Officer and then-Chief Financial Officer without cause.  In connection with the terminations of employment, the Company entered into a separation agreement and release with the mentioned officers.  The non-vested options granted to the officers were forfeited on the date of termination.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is estimated using the annualized historical stock prices to derive an expected term. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The Company uses the Black-Scholes option pricing model to compute the fair value of stock options, which requires the Company to make the following assumptions:

•	The risk-free interest rate is based on the five-year Treasury bond at date of grant.

•	The dividend yield on the Company’s common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future.

•	The market price volatility of the Company’s common stock is based on daily, historical prices for the last three years.

•	The term of the grants is based on the simplified method as described in ASC Topic 718. 10

In addition, the Company estimates a forfeiture rate at the inception of the option grant based on historical data and adjusts this prospectively as new information regarding forfeitures becomes available.

At June 30, 2010, there was $4,501 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of two years.

The following table represents stock option activity for the six months ended June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Terms (in years)	Intrinsic Value of Options as of June 30, 2010
Options outstanding, beginning of period	1,278,947	$0.45	2.92
Options granted	-	-	-
Options canceled	(475,965)	0.47	-
Options exercised	(25,000)	0.25	-
Options outstanding, end of period	777,982	$0.45	1.79	$1,750
Options exercisable, end of period	751,316	$0.45	1.72	$1,750

The market value of the Company’s common stock on June 30, 2010 was $0.30 per share.

(5)	Debt

Trade Notes Payable

During 2010, the Company executed premium finance agreements for its insurance premiums.  The total of the notes were $259,356 with an interest rate of 4.95%.  The notes require monthly principal and interest payments.  The amount of the monthly payment varies depending on any changes in coverage and policy renewal periods.

Revolving Credit Facility

On December 7, 2009, the Company entered into a Credit Agreement (the “Agreement”) with Meridian Bank, Texas (“Meridian”), regarding a revolving credit facility provided by Meridian to the Company.  The original borrowing base under the new Agreement had been established at $3 million, which may be increased at the discretion of the Lender to an amount not to exceed $6 million.  This credit facility replaces the Company’s prior credit facility.  The credit facility is secured by all of the Company’s assets and originally has a term of 39 months maturing on April 30, 2012.  The credit facility contains financial covenants defining various financial measures and levels of these measures with which the Company is in compliance.  Interest on outstanding balances will accrue at the Wall Street Journal prime rate, plus one and a half percent, with a minimum rate of 5.50%.  The principal is due upon maturity.  Unused borrowing base fees are 0.50% per year of the average for the period of calculation of an amount determined daily equal to the difference between the borrowing base and the aggregate outstanding principal balance of the facility.  This amount is paid quarterly.  As of June 30, 2010, there was a $2,500,000 outstanding balance on the facility.

Long-term Debt and Notes Payable

Long-term debt and notes payable at June 30, 2010 consisted of the following:

Trade note payable – Insurance	$162,650
Revolving credit facility	2,500,000
2,662,650
Less current maturities	(162,650)
$2,500,000

(6)	Commitments and Contingencies

From time to time the Company is involved in litigation concerning its properties and operations.  There is no known or pending litigation expected to have a material effect on the Company’s financial statements.

(7)	Financial Instruments

The carrying amount of cash and cash equivalents,  trade and note receivables, trade payables and short-term borrowings approximate fair value because of the short maturity of those instruments.  The fair value of the Company’s financial instruments is based upon current borrowing rates available for financings with similar terms and maturities, and is not representative of the amount that could be settled, nor does the fair value amount consider the tax consequences, if any, of settlement.

(8)	Segments, Major Customers and Concentrations

All of the Company’s operations are in the domestic U.S., including the Gulf of Mexico in Texas and federal waters.  The Company’s management reviews and evaluates the operations separately of the three main segments, Onshore Operations, Offshore Operations and Net Profits Interest.  Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance.  Onshore Operations include natural gas gathering, transportation and distribution activities in Texas.  Offshore Operations include natural gas and liquid hydrocarbon gathering and transportation activities in the Gulf of Mexico in Texas and Louisiana as well as federal waters.  Net Profits Interest include the 9.1% net profits interest in the Madisonville Field.  The principal markets for the Onshore segment are affiliates of large intrastate and interstate pipeline companies and industrial customers; and for the Offshore segment they are affiliates of large intrastate and interstate pipeline companies.

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

Summarized financial information for the years indicated of the Company’s reportable segments from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Onshore Operations
Revenues	$1,423,474	$993,002	$3,096,630	$2,210,042
Cost of natural gas purchased	1,036,816	761,678	2,301,191	1,786,696
Operation and maintenance expense	58,923	54,006	116,837	111,221
Operating margin	327,735	177,318	678,602	312,125
General and administrative expense	598	-	598	-
Depreciation and amortization expense	60,029	24,197	147,497	72,000
Operating income	267,108	153,121	530,507	240,125

Interest expense	41	891	354	1,968
Capital expenditures and aquisitions	-	408	3,737,705	6,826

Total assets	8,198,623	4,027,882	8,198,623	4,027,882

Offshore Operations
Revenues	$372,489	$762,091	$657,833	$1,500,966
Operation and maintenance expense	146,202	132,844	295,468	263,184
Operating margin	226,287	629,247	362,365	1,237,782
Depreciation and amortization expense	102,015	105,648	204,029	211,295
Operating income	124,272	523,599	158,336	1,026,487

Interest expense	-	-	-	-
Capital expenditures and aquisitions	-	-	-	-

Total assets	4,251,979	5,431,944	4,251,979	5,431,944

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net Profits Interest
Revenues (loss)	$-	$(14,350)	$-	$(809)
Operating margin (loss)	-	(14,350)	-	(809)
General and administrative expense	598	-	598	-
Depletion expense	5,153	10,157	11,242	15,912
Operating loss	5,751	24,507	11,840	16,721

Interest expense	-	-	-	-
Capital expenditures and aquisitions	-	-	-	15,515

Total assets	654,995	766,920	654,995	766,920
Corporate Operations
General and administrative expenses	$349,276	$743,082	$816,328	$1,412,212
Acquisition costs	-	-	43,453	-
Consent soliciation and severance costs	1,444,092	-	1,542,962	-
Depreciation and amortization expense	1,761	1,598	3,521	3,445
Operating loss	1,795,129	744,680	2,406,264	1,415,657

Interest expense	41,876	42,516	82,907	81,863
Capital expenditures and aquisitions	-	-	-	3,476

Total assets	1,568,189	4,026,707	1,568,189	4,026,707

Total
Revenues	$1,795,963	$1,740,743	$3,754,463	$3,710,199
Cost of natural gas purchased	1,036,816	761,678	2,301,191	1,786,696
Operation and maintenance expense	205,125	186,850	412,305	374,405
Operating margin	554,022	792,215	1,040,967	1,549,098
General and administrative expense	350,472	743,082	817,524	1,412,212
Acquisition costs	-	-	43,453	-
Consent soliciation and severance costs	1,444,092	-	1,542,962	-
Depreciation, depletion and amortization	168,958	141,600	366,289	302,652
Operating loss	(1,409,500)	(92,467)	(1,729,261)	(165,766)

Interest expense	41,917	43,407	83,261	83,831
Capital expenditures and aquisitions	-	408	3,737,705	25,817

Total assets	14,673,786	14,253,453	14,673,786	14,253,453

Reconciliation to net income
Operating margin	$554,022	$792,215	$1,040,967	$1,549,098
Less:
Depreciation, depletion and amortization	168,958	141,600	366,289	302,652
General and administrative	350,472	743,082	817,524	1,412,212
Acquisition costs	-	-	43,453	-
Consent soliciation and severance costs	1,444,092	-	1,542,962	-
Interest expense	41,917	43,407	83,261	83,831
Plus:
Interest income	2,589	6,622	10,492	11,520
Income tax benefit	435,936	2,914	569,314	79,096
Discontinued operations, net of taxes	-	(39,255)	-	(151,393)
Gain on disposal of discontinued operations – net of taxes	-	324,997	-	324,997
Other income, net	55,883	32,401	41,314	41,744
Net income (loss)	$(957,009)	$191,805	$(1,191,402)	$56,367

(9)	Subsequent Events

On July 26, 2010, the Company granted an aggregate of 216,665 shares of restricted stock to non-employee members of the board of directors of the Company, granted an aggregate of 100,000 shares of restricted stock to officers of the Company and issued an aggregate of 327,778 stock options to officers of the Company.

Item  2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance and our future operations. In some cases, you can identify these forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipates,” “believes,” “expects,” “plans,” “future,” “intends,” “could,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other similar expressions. These statements are only our predictions. Our actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2009, and our quarterly reports on Form 10-Q. We cannot guarantee future results, levels of activities, performance or achievements. We undertake no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

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

Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying value.  The amount of impairment is measured by comparing the fair value of the asset to its carrying amount.  There was no impairment required as of June 30, 2010.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s significant estimates include depreciation of long-lived assets, amortization of deferred loan costs, deferred tax valuation allowance, valuation of assumed liabilties, intangible lives, pipeline asset allocations, and valuation of stock based transactions.  Actual results could differ from those estimates.

Results of Operations

General

The Henry Hub closing index price for natural gas during the six months ended June 30, 2010 averaged $4.79 per MMBtu, compared to $4.21 for the same period of the prior year.  In the accompanying consolidated financial statements, the Company’s revenues from sales of natural gas, along with the cost of natural gas purchased, increased proportionately from prior year levels.  Because the Company transports natural gas at fixed rates and buys and sells gas under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices to minimize commodity price risk, the Company’s net operating margin is relatively insensitive in the near-term to fluctuations in the market price of gas.  However, natural gas prices over time do affect the amount of drilling and thus volumes transported by the Company’s natural gas gathering systems.  The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses.  Management reviews and evaluates the operations of its main segments—Onshore operations, Offshore operations and Net Profits Interest.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Total Operations
	Three Months Ended June 30,
	2010	2009
Revenues	$1,795,963	$1,740,743
Operating margin	554,022	792,215
Depreciation, depletion and amortization	168,958	141,600

Operating margins for the three months ended June 30, 2010 decreased by approximately $238,000 compared to the same period of the prior year.  Onshore operating margin increased by approximately $150,000, Offshore operating margin decreased by approximately $403,000 and the Net Profits Interest operating margin increased by approximately $14,000.  These segments are discussed individually below in greater detail.

Onshore Operations
	Three Months Ended June 30,
	2010	2009
Revenues	$1,423,474	$993,002
Operating margin	327,735	177,318
Depreciation and amortization	60,029	24,197

Operating margins for onshore operations increased in the second quarter by approximately $150,000 from the same period of the prior year.  The increase was primarily due to transporation revenues on the newly acquired Hickory Creek gathering system, which generated operating margin of approximately $179,000, offset by a slight decrease in margin on the Waxahachie distribution system and Madisonville pipeline.

Offshore Operations
	Three Months Ended June 30,
	2010	2009
Revenues	$372,489	$762,091
Operating margin	226,287	629,247
Depreciation and amortization	102,015	105,648

Operating margins for offshore operations decreased in the second quarter by approximately $403,000 from the same period of the prior year.  The decrease was due to decreased throughput on the Company’s East Cameron 359 pipeline and Bolivar pipeline, offset by increased throughput at the High Island A-389 pipeline.  The East Cameron 359 pipeline operating margin for the three months ended June 30, 2009 was favorably impacted by temporary volumes as an alternate pipeline for several producers while the main Sea Robin pipeline used was temporarily out of service.  The Sea Robin pipeline used by the producers is now active, and the East Cameron 359 system is no longer being used as an alternate route.  The Company’s High Island 389 system had been out of service since Hurricane Ike and was back online in late April 2010.

Net Profits Interest
	Three Months Ended June 30,
	2010	2009
Revenues	$-	$(14,350)
Operating margin	-	(14,350)
Depletion	5,153	10,157

The Net Profits Interest operating margin increased in the second quarter by approximately $14,000.  The negative operating margin in 2009 was due to a reversal of revenue recognized during the fourth quarter of 2008.  The Company purchased this Net Profits Interest in the Madisonville Field on December 22, 2008.

Operations Support and Other Income (Expense)

General and administrative expenses for the three months ended June 30, 2010 decreased by $393,000 compared to the same period in 2009.  This decrease relates to a decrease in insurance expense, lower consulting and legal fees, and a reduction in employee salaries and benefits in 2010.  The following table represents a comparison of the major categories of general and administrative expenses for the quarters ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010	2009
Salaries and employee related costs	$80,837	$213,346
Accounting, tax, and legal costs	72,412	119,791
Insurance costs	54,589	154,983
Investor relation costs	32,281	59,905
Other general and administrative costs	110,353	195,057
Total general and administrative costs	$350,472	$743,082

Consent solicitation and severance costs of $1,444,092 are related to fees and expenses incurred in connection with the Company’s consent solicitation with Frederick M. Pevow, Jr. and the Company’s review of strategic alternatives. These fees and expenses include investment banking fees, proxy solicitation fees, legal and printing fees, reimbursement by the Company of Mr. Pevow’s fees and expenses and severance costs associated with the termination of the prior management of the Company at the conclusion of the consent solicitation.

Interest income fluctuates directly with the average amount of cash on deposit.

Interest expense fluctuates directly with the amount of outstanding note payable and the amount of borrowings under the Company’s revolving credit agreement.  Interest expense for the quarter ended June 30, 2010 decreased $1,500 compared to the same period in 2009 primarily because lower interest on insurance.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Total Operations
	Six Months Ended June 30,
	2010	2009
Revenues	$3,754,463	$3,710,199
Operating margin	1,040,967	1,549,098
Depreciation, depletion and amortization	366,289	302,652

Operating margins for the six months ended June 30, 2010 decreased by approximately $508,000 compared to the same period of the prior year.  Onshore operating margin increased by approximately $366,000, Offshore operating margin decreased by approximately $875,000 and the Net Profits Interest operating margin increased by approximately $1,000.  These segments are discussed individually below in greater detail.

Onshore Operations
	Six Months Ended June 30,
	2010	2009
Revenues	$3,096,630	$2,210,042
Operating margin	678,602	312,125
Depreciation and amortization	147,497	72,000

Operating margins for onshore operations for the six months ended June 30, 2010 increased by approximately $366,000 from the same period of the prior year.  The increase was primarily due to transporation revenues on the newly acquired Hickory Creek gathering system, which generated operating margin of approximately $386,000,  offset by a slight decrease in margin on the Waxahachie distribution system and Madisonville pipeline.

Offshore Operations
	Six Months Ended June 30,
	2010	2009
Revenues	$657,833	$1,500,966
Operating margin	362,365	1,237,782
Depreciation and amortization	204,029	211,295

Operating margins for offshore operations for the six months ended June 30, 2010 decreased by approximately $875,000 from the same period of the prior year.  The decrease was due to decreased throughput on the Company’s East Cameron 359 pipeline and Bolivar pipeline, offset by increased throughput at the South Marsh Island 141 and High Island A-389 pipelines.  The East Cameron 359 pipeline operating margin for the six months ended June 30, 2009 was favorably impacted by temporary volumes as an alternate pipeline for several producers while the main Sea Robin pipeline used was temporarily out of service.  The Sea Robin pipeline used by the producers is now active, and the East Cameron 359 system is no longer being used as an alternate route.  The Company’s High Island 389 system had been out of service since Hurricane Ike and was back online in late April 2010.

Net Profits Interest
	Six Months Ended June 30,
	2010	2009
Revenues	$-	$(809)
Operating margin	-	(809)
Depletion	11,242	15,912

The Net Profits Interest operating margin for the six months ended June 30, 2010 increased by $1,000.  The negative operating margin in 2009 was due to a reversal of revenue recognized during the fourth quarter of 2008.  The Company purchased this Net Profits Interest in the Madisonville Field on December 22, 2008.

Operations Support and Other Income (Expense)

General and administrative expenses for the six months ended June 30, 2010 decreased by $595,000 compared to the same period in 2009.  This decrease relates to a decrease in insurance expense, lower consulting and legal fees, and a reduction in employee salaries and benefits in 2010.  The following table represents a comparison of the major categories of general and administrative expenses for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
Salaries and employee related costs	$264,835	$430,869
Accounting, tax, and legal costs	166,423	246,909
Insurance costs	108,829	289,236
Investor relation costs	61,065	87,866
Other general and administrative costs	216,372	357,332
Total general and administrative costs	$817,524	$1,412,212

Acquisition costs are related the Hickory Creek acquisition in January 2010.  See Note 3 to the Company’s consolidated financial statements for discussion of the acquisition.

Consent solicitation and severance costs of $1,542,962 are related to fees and expenses incurred in connection with the Company’s consent solicitation with Frederick M. Pevow, Jr. and the Company’s review of strategic alternatives. These fees and expenses include investment banking fees, proxy solicitation fees, legal and printing fees, reimbursement by the Company of Mr. Pevow’s fees and expenses and severance costs associated with the termination of the prior management of the Company at the conclusion of the consent solicitation.

Interest income fluctuates directly with the average amount of cash on deposit.

Interest expense fluctuates directly with the amount of outstanding note payable and the amount of borrowings under the Company’s revolving credit agreement.  Interest expense for the six months ended June 30, 2010 decreased $570 compared to the same period in 2009 primarily because of the lower interest on insurance.

Liquidity and Capital Resources

The Company had available cash of  $520,340 at June 30, 2010.

Net cash used in continuing operating activities totaled approximately $846,000 for the six months ended June 30, 2010, compared to net cash provided by continuing operating activities of $86,000 during the same period of the previous year.

Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally-generated funds and available cash and bank borrowings as needed.  The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

Going forward, the Company’s strategy is to maximize the potential of currently-owned properties, to construct new pipeline systems and to acquire properties that meet its economic performance hurdles.  The Company is actively seeking additional outside capital to allow it to accelerate the implementation of its growth strategy, and such new capital may take several forms.  There is no guarantee that the Company will be able to raise outside capital.

In January 2010, the Company executed a premium finance agreement for its insurance premiums.  The total of the note was $259,356 with an interest rate of 4.95%.  The note requires monthly principal and interest payments.  The amount of the monthly payment varies depending on any changes in coverage and policy renewal period changes.

On December 7, 2009, the Company entered into a Credit Agreement (the “Agreement”) with Meridian Bank, Texas (“Meridian”), regarding a revolving credit facility provided by Meridian to the Company.  The original borrowing base under the new Agreement had been established at $3 million, which may be increased at the discretion of the Lender to an amount not to exceed $6 million.  This credit facility replaces the Company’s prior credit facility.  The credit facility is secured by all of the Company’s assets and originally has a term of 39 months maturing on April 30, 2012.  The credit facility contains financial covenants defining various financial measures and levels of these measures with which the Company is in compliance.  Interest on outstanding balances will accrue at the Wall Street Journal prime rate, plus one and a half percent, with a minimum rate of 5.50%.  The principal is due upon maturity.  Unused borrowing base fees are 0.50% per year, of the average for the period of calculation, of an amount determined daily equal to the difference between the borrowing base and the aggregate outstanding principal balance of the facility.  This amount is paid quarterly.  As of June 30, 2010, there was a $2,500,000 balance on the facility, leaving $500,000 of borrowing availability under the original borrowing base.

Natural gas prices as represented by the NYMEX Henry Hub index averaged $4.79 per MMBtu and $4.21 per MMBtu for the six months ended June 30, 2010 and 2009, respectively.  The Company’s operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements.  However, natural gas prices can affect exploration and development which can result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements at June 30, 2010; however, see Note 6 to the Company’s consolidated financial statements regarding commitments and contingencies.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.    Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s President and Chief Executive Officer and the Controller, as appropriate, to allow timely decisions regarding required disclosure.

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Controller as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Controller concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (1) accumulated and communicated to the Company’s management in a timely manner, and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                    Legal Proceedings
None

Item 1A.                 Risk Factors
Not required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.                   (Removed and Reserved)

Item 5.                   Other Information

None

Item 6.                   Exhibits

31.1           Section 302 Certification of Chief Executive Officer
31.2           Section 302 Certification of Controller
32.1           Section 906 Certification of Chief Executive Officer
32.2           Section 906 Certification of Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY ENERGY CORPORATION

August 16, 2010	/s/ Frederick M. Pevow
(Date)	President and Chief Executive Officer
(Principal Executive Officer)

August 16, 2010	/s/ Jill R. Marlatt
(Date)	Controller
(Principal Financial Officer)
                                                                                                                                                            21