Form 10-Q/A
period 2009-06-30
GATEWAY ENERGY CORP/NE
filed 2010-11-15
CIK 40194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

 FORM 10-Q/A

(Amendment No. 1)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes______ No    X

As of July 30, 2009, the Issuer had 19,397,125 shares of its common stock outstanding.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Part  I – Financial Information

EXPLANATORY NOTE

               This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 contains restated financial statements correcting an error in the financial statements contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 as originally filed with the Securities and Exchange Commission (“SEC”) on August 14, 2009.  Please see Note 11 to the Consolidated Financial Statements for a description of the accounting error which led to the restatement.  As a result of this restatement, we are also amending disclosures which appear in Part I, Item 1, Notes to the Consolidated Financial Statements and Item 4(T). Controls and Procedures.  This amended Form 10-Q also contains currently dated certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2.

Also, in response to comments received from the Staff of the SEC, we are (i) providing additional analysis and clarification to the results of operations section included in “Management’s Discussion and Analysis of Results of Operations” and to the notes to the Consolidated Financial Statements therein and (ii) reclassifying certain financial statement items which have no impact on the financial statements.

               Except as described above, no other information in the original filing has been updated and this Amendment continues to speak as of the date of the original filing.  Other events occurring after the information in the original filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the original filing.  Accordingly, this Form 10-Q/A should be read in conjunction with such reports.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	June 30, 2009	December 31, 2008
ASSETS	(unaudited)(restated)	(reclassified)
Current Assets
Cash and cash equivalents	$1,649,519	$1,789,029
Restricted cash	1,750,000	-
Accounts receivable trade	953,152	969,859
Notes receivable	440,742	-
Prepaid expenses and other assets	309,255	121,398
Current assets of discontinued operations	-	1,805,167
Total current assets	5,102,668	4,685,453

Property and Equipment, at cost
Gas gathering, processing and transportation	8,849,969	8,843,142
Net profits production interest	779,424	763,909
Office furniture and other equipment	147,129	143,654
	9,776,522	9,750,705
Less accumulated depreciation, depletion and amortization	(2,552,144)	(2,371,704)
	7,224,378	7,379,001

Other Assets
Deferred tax assets, net	1,195,000	1,205,000
Intangible assets, net of accumulated amortization of $300,484 and $222,082 as of June 30, 2009 and December 31, 2008, respectively	686,935	765,337
Other	44,472	136,657
Non-current assets of discontinued operations	-	2,519,253
	1,926,407	4,626,247
Total assets	$14,253,453	$16,690,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$404,736	$776,519
Accrued expenses and other liabilities	314,077	323,100
Insurance notes payable	206,984	-
Current maturities of long-term debt	962,000	1,062,000
Current maturities of capital lease	19,691	20,235
Deferred gain on sale of discontinued operations	100,800	-
Total current liabilities	2,008,288	2,181,854

Long-term capital lease, less current maturities	-	9,187
Non-current liabilities of discontinued operations	-	2,318,315
Total liabilities	2,008,288	4,509,356

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock – $1.00 par value; 10,000 shares authorized;
no shares issued and outstanding	-	-
Common stock – $0.25 par value; 35,000,000 shares authorized;
19,397,125 and 19,207,249 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	4,849,281	4,801,812
Additional paid-in capital	17,345,269	17,284,485
Accumulated deficit	(9,949,385)	(9,904,952)
Total stockholders’ equity	12,245,165	12,181,345
Total liabilities and stockholders’ equity	$14,253,453	$16,690,701
The accompanying notes are an integral part of these financial statements.

 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenues
Sales of natural gas	$932,234	$3,679,554	$2,086,144	$6,452,636
Transportation of natural gas and liquids	711,606	603,433	1,386,755	1,171,331
Treating and other	96,903	102,613	237,300	209,624
	1,740,743	4,385,600	3,710,199	7,833,591
Operating costs and expenses
Cost of natural gas purchased	761,678	3,321,047	1,786,696	5,890,161
Operation and maintenance	186,850	204,969	374,405	385,287
General and administrative	743,082	635,019	1,412,212	1,312,573
Depreciation, depletion and amortization	141,600	156,626	302,652	325,799
	1,833,210	4,317,661	3,875,965	7,913,820
Operating income (loss)	(92,467)	67,939	(165,766)	(80,229)

Other income (expense)
Interest income	6,622	5,305	11,520	16,611
Interest expense	(43,407)	(37,194)	(83,831)	(80,882)
Other income (expense), net	32,401	(3,649)	41,744	1,302
Other expense	(4,384)	(35,538)	(30,567)	(62,969)

Income (loss) from operations before income taxes and discontinued operations	(96,851)	32,401	(196,333)	(143,198)

Income tax benefit	2,914	(395)	79,096	63,922

Income (loss) from continuing operations	(93,937)	32,006	(117,237)	(79,276)

Discontinued operations, net of taxes
Income (loss) from discontinued operations, net of taxes	(39,255)	154,015	(151,393)	191,675
Gain on disposal of assets, net of taxes	224,197	-	224,197	-
Income from discontinued operations	184,942	154,015	72,804	191,675

Net income (loss)	91,005	186,021	(44,433)	112,399
Net income (loss) attributable to noncontrolling interest	-	(11,896)	-	(28,824)
Net income (loss) attributable to controlling interest	$91,005	$174,125	$(44,433)	$83,575

Basic and diluted income (loss) per share:
Continuing operations	$-	$-	$(0.01)	$(0.01)
Discontinued operations	0.01	0.01	-	0.01
Net income (loss)	$0.01	$0.01	$(0.01)	$-

Weighted average number of common shares outstanding:
Basic	19,209,336	19,062,313	19,208,298	19,044,587
Diluted	19,219,611	19,240,228	19,223,033	19,184,029

The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities		(revised)
Loss from continuing operations	$(117,237)	$(79,276)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	302,652	325,799
Deferred tax benefit	(90,000)	14,420
Stock based compensation expense (forfeiture adjustment)	108,253	113,353
Net income attributable to noncontrolling interest	-	28,824
Amortization of deferred loan costs	67,813	76,143
Change in operating assets and liabilities:
Accounts receivable trade	16,706	(618,381)
Prepaid expenses and other assets	201,527	130,520
Accounts payable	(351,912)	223,949
Accrued expenses and other liabilities	(52,037)	(63,003)
Net cash provided by operating activities	85,765	152,348

Cash flows from investing activities
Capital expenditures	(25,817)	(20,003)
Restricted cash for asset acquisition	-	(605,425)
Other	-	475
Net cash used in investing activities	(25,817)	(624,953)

Cash flows from financing activities
Payments on borrowings	(231,684)	(943,462)
Proceeds from borrowings	-	600,000
Change in restricted cash	(1,750,000)	-
Deferred finance charges	(18,139)	-
Distribution to minority partner	-	(39,821)
Net cash used in financing activities	(1,999,823)	(383,283)

Net decrease in cash and cash equivalents from continuing operations	(1,939,875)	(855,888)

Discontinued operations:
Net cash provided by discontinued operating activities	1,803,065	280,144
Net cash used in discontinued investing activities	(2,700)	(13,547)
Net increase in cash and cash equivalents from discontinued operations	1,800,365	266,597

Net decrease in cash and cash equivalents	(139,510)	(589,291)
Cash and cash equivalents at beginning of period	1,789,029	1,807,224
Cash and cash equivalents at end of period	$1,649,519	$1,217,933

Supplemental disclosures of cash flow information:
Income taxes paid	$33,000	$46,000
Cash paid for interest	$36,172	$28,682

Supplemental schedule of noncash investing and financing activities:
Trade note payable for insurance premiums	$328,938	$408,703

The accompanying notes are an integral part of these financial statements.

(1)             Nature of Business

               Gateway Energy Corporation (the “Company,” or “Gateway”), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company and Gateway Processing Company and CEU TX NPI, L.L.C.  Gateway-Madisonville Pipeline, L.L.C, previously known as Gateway-ADAC Pipeline, L.L.C., is 67% owned by Gateway Pipeline Company and 33% owned by Gateway Processing Company.  The Company acquired the minority interest (33%) from the prior owner (see Note 3) on July 3, 2008 and the Company now owns 100% of this venture. Access to the Company’s annual reports on Form 10-K and Form 10-KSB, quarterly reports on Form 10-QSB and Form 10-Q, the Company’s Code of Ethics, and current reports on Form 8-K are available at the Company’s website www.gatewayenergy.com.

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

For the three and six months ended June 30, 2009 and 2008, depreciation, depletion and amortization expense was $141,600 and $156,626 and $302,652 and $325,799, respectively.  Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected discounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  There have been no impairments of long-lived assets required during the six months ended June 30, 2009.

Future Asset Retirement Obligation

The Company provides for future asset retirement obligations under the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” related to the Shipwreck offshore production platform because, eventually, law or regulation will require its abandonment.  The present value of the estimated future asset retirement obligation, as of the date of acquisition, was capitalized to gas gathering, processing and transportation equipment.  The present value of the estimated future asset retirement obligation, as of the balance sheet date, is presented as a noncurrent liability.  Until the platform is ultimately sold or retired, the Company will recognize (i) depreciation expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability.  The following table sets forth a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008

Beginning balance	$2,318,315	$394,640
Accretion	69,549	13,689
Sale of asset	(2,387,864)	-
Ending balance	$-	$408,329

Refer to Note 4 for discussion of sale, effective June 30, 2009, of the Shipwreck platform.

Refer to Note 7 for discussion of change in estimate.

Goodwill and Other Intangibles

SFAS No. 142, “Goodwill and Other Intangible Assets” addresses the methods used to capitalize, amortize and to assess the impairment of intangible assets.  In evaluating the Company’s intangibles, management considered all of the criteria set forth in SFAS No. 142 for determining useful life.  Management performs our annual impairment test for intangible assets in the fourth quarter of each fiscal year.  No impairments were indicated as a result of impairment reviews for intangible assets in 2008 nor was there any indication that intangible assets were impaired during the six  months ended June 30, 2009.

Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

               The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits.  The Company has not had any significant credit losses in the past and believes its accounts receivables are fully collectable. Accordingly, no allowance for doubtful accounts has been provided.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average number of common shares outstanding	19,209,336	19,062,313	19,208,298	19,044,587
Effect of dilutive securities	10,275	177,915	14,735	139,442
Weighted average dilutive common shares outstanding	19,219,611	19,240,228	19,223,033	19,184,029

Net income (loss) from continuing operations	$(93,937)	$32,006	$(117,237)	$(79,276)
Net income from discontinued operations	184,942	154,015	72,804	191,675
Net income attributable to noncontrolling interests	-	(11,896)	-	(28,824)
Net income (loss) attributable to controlling interests	$91,005	$174,125	$(44,433)	$83,575
Basic and diluted income (loss) per common share:
Continuing operations	$-	$-	$(0.01)	$(0.01)
Less: income attributable to noncontrolling interests	-	-	-	-
Discontinued operations	0.01	0.01	-	0.01
Net income (loss)	$0.01	$0.01	$(0.01)	$-

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

Accounting Pronouncements and Recent Regulatory Developments

The Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP:

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

FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The Company adopted SFAS No. 157 as it applies to financial assets and liabilities as of January 1, 2008 and the adoption did not have a material impact on its consolidated financial statements.

The FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

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

The FASB has issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 provides:

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

The FASB issued FASB Statement No. 168, the “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

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

Acquisition of Madisonville Field Net Profits Interest

On December 22, 2008, the Company acquired a 9.1% net profits interest for $779,424 in certain identified leases and wells owned and operated by Redwood Energy Production, L.P. ("Redwood") in the Madisonville Field insofar as they cover the Rodessa/Sligo interval, together with all interests acquired by Redwood in any additional oil and gas leases or rights to acquire oil and gas leases within a specified area of mutual interest ("AMI") and any interests acquired by Redwood in sands, zones, formations, horizons or in and to the depths acquired by Redwood in leases above or below the Rodessa/Sligo interval.  Redwood is a subsidiary of GeoPetro Resources Company. There are currently four wells drilled in the AMI by Redwood in the Rodessa zone at approximately 12,000 feet.  The investment is recorded as a net profits production interest under plant and equipment on the balance sheet and depleted based on a net reserves depletion rate.

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

	Three Months Ended June 30,
	GEC	ADAC	CEU TX NPI, LLC	Total
Operating revenues	$4,665,991	$-	$218,133	$4,884,124
Net income	174,125	7,851	129,350	311,326
Basic and diluted earnings per share	$0.01	$-	$0.01	$0.02

	Six Months Ended June 30,
	GEC	ADAC	CEU TX NPI, LLC	Total
Operating revenues	$8,367,558	$-	$360,516	$8,728,074
Net income	83,575	19,024	208,500	311,099
Basic and diluted earnings per share	$-	$-	$0.01	$0.02

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

(4)             Discontinued Operations

Sale of the Crystal Beach Terminal and Shipwreck and Pirates’ Beach Gathering Systems

On June 30, 2009, the Company sold its Shipwreck gathering system consisting of an offshore platform and related pipelines, as well as a related onshore facility known as the Crystal Beach terminal (the “Shipwreck/Crystal Beach Assets”).  In a separate transaction, the Company also sold its Pirates’ Beach gathering system (the “Pirates’ Beach Assets”).

The Shipwreck/Crystal Beach Assets were sold to Impact Exploration & Production, LLC for consideration consisting of $200,000, payable in four quarterly installments, and the assumption of liabilities, including abandonment and retirement obligations with an effective date of June 30, 2009.  We are reasonably certain that we will receive the first quarterly installment on the note.  However, as we are uncertain as to the timing of the remaining collection of the note, we have calculated the gain on sale of assets according to ASC Topic 605 “Revenue Recognition” using the cost recovery method.  As a result of the sale, the Company recognized a pre-tax gain of $221,743 and a pre-tax deferred gain of $150,000 which will be deferred and recognized as the remaining installments are received.

The Pirates’ Beach Assets were sold to Emerald Gathering and Transportation, L.L.C. for consideration consisting of $300,000, of which $50,000 was paid at closing, with the balance payable in five monthly installments, and the assumption of liabilities, including abandonment and retirement obligations, with an effective date of June 1, 2009.  We are reasonably certain as to the collection of the installments on the note and recognized the full amount of the gain up front.  As a result of the sale, the Company recognized a pre tax gain of $102,660.

Accordingly, prior period financial statement amounts have been adjusted to give effect to these dispositions as discontinued operations.

Following are the results of operations of the Crystal Beach Terminal and Shipwreck and Pirates’ Beach gathering systems for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenues (1)	$74,974	$280,391	$131,964	533,967
Operating costs and expenses (2)	163,727	123,351	332,855	228,950
Income (loss) from discontinued operations, net of taxes	(39,255)	154,015	(151,393)	191,675
Gain on disposal of discontinued operations, net of taxes	224,197	-	224,197	-

Basic and diluted income (loss) per share from discontinued operations	$-	$0.01	$(0.01)	$0.01
Basic and diluted income per share from gain on disposal of discontinued operations	0.01	-	0.01	-
Total	$0.01	$0.01	$-	$0.01

Weighted average number of common shares outstanding:
Basic	19,209,336	19,062,313	19,208,298	19,044,587
Diluted	19,219,611	19,240,228	19,223,033	19,184,029

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

(1)    This revenue is based on billings to producers for transportation services.

(2)    This cost is comprised of operations and maintenance expense, depreciation expense, and accretion expenses.

(5)             Stock-Based Compensation Plans

The Company’s 2007 Equity Incentive Plan provides for stock-based compensation for officers, employees and non-employee directors.  The Company accounts for stock based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).  The options generally vest ratably over three years and expire between five and ten years.

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

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

The following table represents stock option activity for the six months ended June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Terms (in years)	Intrinsic Value of Options as of June 30, 2009
Options outstanding, beginning of period	1,038,947	$0.53	3.43
Options granted	417,500	0.32	4.87
Options canceled or expired	(82,500)	0.59	-
Options exercised	-	-	-
Options outstanding, end of period	1,373,947	$0.46	3.50	$39,420
Options exercisable, end of period	665,482	$0.45	2.64	$14,300

The market value of the Company’s common stock on June 30, 2009 was $0.38 per share.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2009 was $0.15 per share.

During the second quarter of 2009, the Company made a stock grant of 189,876 shares of common stock to the Company’s Board of Directors.  The value of the stock grant was $0.315 per share and was recognized as Board compensation expense.

(6)             Debt

The Company’s outstanding debt at June 30, 2009 consisted of the following:

Trade note payable - Insurance	$	$ 206,984
Revolving credit facility		962,000
		1,168,984
Less current maturities		(1,168,984)
	$	$ -

Trade Notes Payable

            In January 2009, the Company executed a premium finance agreement for its insurance premiums.  The total of the note was $328,938 with an interest rate of 6.40%.  The note requires monthly principal and interest payments.  The amount of the monthly payment varies depending on any changes in coverage and policy renewal period changes.

Revolving Credit Facility

               On August 23, 2007, the Company entered into a Credit Agreement (the “Agreement”) with a bank (the “Lender”), regarding a revolving credit facility provided by Lender to the Company.  The original borrowing base under the Agreement had been established at $2.5 million, which may be increased at the discretion of the Lender to an amount not to exceed $20 million.  The credit facility is secured by a portion of the Company’s assets and has a term of two years maturing in August 2009.  Interest on outstanding balances will accrue at Lender’s prime rate, plus one percent, with a minimum rate of 5.00%.  In connection with the acquisition of the minority interest in the Madisonville pipeline as well as the net profits interest in the Madisonville Field assets, the Company borrowed $1,362,000 on the credit facility.  As of June 30, 2009, the balance was $962,000 and the interest rate was 5%.  Due to the maturing of the Agreement in August 2009, the Company is currently in negotiations with the Lender to renew the Agreement; however, there is no guarantee that the Lender will renew the Agreement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

The  Company completed the sale of the Crystal Beach Terminal and Shipwreck and Pirates’ Beach Gathering Systems effective June 30, 2009 (see Note 4).  As these sales involved collateral under the Company’s credit agreement, the credit agreement was amended to reduce the borrowing base to $1.6 million. The Company is currently considering pledging additional available assets as collateral to restore the borrowing base to its prior level of $2.5 million or greater.

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

    The Company notes that the prior accounting treatment related to the asset retirement obligation recorded in 2007 and 2008, which was originally considered a change in estimate, is more appropriately considered an accounting error; however, the impact on the prior periods’ financial statements is immaterial based on the guidance provided by SAB Topics 1M and 1N.  Therefore, we did not restate prior periods.

(8)             Commitments and Contingencies

From time to time the Company is involved in litigation concerning its properties and operations.  There is no known or pending litigation expected to have a material effect on the Company’s consolidated financial statements.

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

(10)          Segment Disclosures

All of the Company’s operations are in the domestic U.S., including the Gulf of Mexico in Texas and federal waters.  The Company’s management reviews and evaluates the operations separately of the two main

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

segments—Onshore Operations and Offshore Operations.  Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance.  Onshore Operations include natural gas gathering, transportation and distribution activities in Texas.  Offshore Operations include natural gas and liquid hydrocarbon gathering, transportation, and processing activities in the Gulf of Mexico in Texas as well as federal waters.  The principal markets for the Onshore segment are affiliates of large intrastate and interstate pipeline companies and industrial customers; and for the Offshore segment they are affiliates of large intrastate and interstate pipeline companies.

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

Summarized financial information for the three and six months ended June 30, 2009 and 2008 of the Company’s reportable segments from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Onshore Operations
Revenues	$993,002	$3,775,130	$2,210,042	$6,663,554
Cost of natural gas purchased	761,678	3,321,047	1,786,696	5,890,161
Operation and maintenance expense	54,006	57,705	111,221	129,052
Operating margin	177,318	396,378	312,125	644,341
General and administrative expense	-	181	-	231
Depreciation and amortization expense	24,197	49,115	72,000	98,102
Operating income	153,121	347,082	240,125	546,008

Interest expense	891	1,593	1,968	3,346
Capital expenditures and acquisitions	408	-	6,826	-

Total assets	4,027,882	4,818,381	4,027,882	4,818,381

Offshore Operations
Revenues	$762,091	$610,470	$1,500,966	$1,170,037
Operation and maintenance expense	132,844	147,264	263,184	256,235
Operating margin	629,247	463,206	1,237,782	913,802
Depreciation and amortization expense	105,648	106,333	211,295	225,321
Operating income	523,599	356,873	1,026,487	688,481

Interest expense	-	-	-	-
Capital expenditures and acquisitions	-	-	-	19,105

Total assets	5,431,944	6,425,840	5,431,944	6,425,840

Net Profits Interest
Revenues (loss)	$(14,350)	$-	$(809)	$-
Operating margin (loss)	(14,350)	-	(809)	-
Depletion expense	10,157	-	15,912	-
Operating loss	(24,507)	-	(16,721)	-

Interest expense	-	-	-	-
Capital expenditures and acquisitions	-	-	15,515	-

Total assets	766,920	-	766,920	-
Corporate Operations
General and administrative expenses	$743,082	$634,838	$1,412,212	$1,312,342
Depreciation and amortization expense	1,598	1,178	3,445	2,376
Operating loss	(744,680)	(636,016)	(1,415,657)	(1,314,718)

Interest expense	42,516	35,601	81,863	77,536
Capital expenditures and acquisitions	-	995	3,476	898

Total assets	4,026,707	5,446,480	4,026,707	5,446,480

Total
Revenues	$1,740,743	$4,385,600	$3,710,199	$7,833,591
Cost of natural gas purchased	761,678	3,321,047	1,786,696	5,890,161
Operation and maintenance expense	186,850	204,969	374,405	385,287
Operating margin	792,215	859,584	1,549,098	1,558,143
General and administrative expense	743,082	635,019	1,412,212	1,312,573
Depreciation, depletion and amortization	141,600	156,626	302,652	325,799
Operating income (loss)	(92,467)	67,939	(165,766)	(80,229)

Interest expense	43,407	37,194	83,831	80,882
Capital expenditures and acquisitions	408	995	25,817	20,003

Total assets	14,253,453	16,690,701	14,253,453	16,690,701

Reconciliation to net income
Operating margin	$792,215	$859,584	$1,549,098	$1,558,143
Less:
Depreciation, depletion and amortization	141,600	156,626	302,652	325,799
General and administrative	743,082	635,019	1,412,212	1,312,573
Interest expense	43,407	37,194	83,831	80,882
Noncontrolling interest	-	11,896	-	28,824
Income tax expense	-	395	-	-
Plus:
Interest income	6,622	5,305	11,520	16,611
Income tax benefit	2,914	-	79,096	63,922
Discontinued operations, net of taxes	(39,255)	154,015	(151,393)	191,675
Gain on disposal of discontinued operations – net of taxes	224,197	-	224,197	-
Other income (expense), net	32,401	(3,649)	41,744	1,302
Net income (loss)	$91,005	$174,125	$(44,433)	$83,575

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

(11)          Restatement of Previously Issued Financial Statements

               On November 8, 2010, the Company’s Audit Committee concluded that our consolidated financial statements for the quarters ended June 30, 2009, September 30, 2009, March 31, 2010 and June 30, 2010 and year ended December 31, 2009 should be restated because we incorrectly recorded the full amount of the gain on sale of discontinued operations related to the sale of the Shipwreck Gathering System in June 2009.  The Company’s management concluded that a portion of the gain should have been deferred and that the associated transactions were incorrectly accounted for under U.S. generally accepted accounting principles (“GAAP”).

The Company has concluded that there were material accounting errors with respect to the gain on sale of discontinued operations related to the sale of the Shipwreck Gathering System.  The consideration for the sale was a $200,000 note, payable in four quarterly installments and assumption of associated liabilities.  The Company was reasonably certain that it would receive the first quarterly installment on the note but not as certain to the remaining payments.  The Company has $150,000 outstanding on the note receivable and the purchaser is delinquent on the note at the time of the amended filing.  Since we cannot estimate when the collection on the remaining note will be made, the gain is calculated according to ASC Topic 605 “Revenue Recognition”, using the cost recovery method.  As a result of this error, we have restated our consolidated balance sheet at June 30, 2009 and our consolidated statement of operations for the three and six months ended June 30, 2009.

The following tables set forth the effects of the restatement on certain line items within our consolidated balance sheet at June 30, 2009 and our consolidated statement of operations for the three and six months ended June 30, 2009:

	June 30, 2009
	As Restated	As Previously Filed

Deferred gain on sale of discontinued operations	$100,800	$-
TOTAL LIABILITIES	2,008,288	1,907,488
Accumulated deficit	(9,949,385)	(9,848,585)
TOTAL SHAREHOLDERS’ EQUITY	$12,245,165	$12,345,965

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	As Restated	As Previously Filed	As Restated	As Previously Filed
Gain on disposal of assets, net of tax	$224,197	$324,997	$224,197	$324,997
Income from discontinued operations	184,942	285,742	72,804	173,604
Net income (loss)	$91,005	$191,805	$(44,433)	$56,367

Basic and diluted income (loss) per share:
Discontinued operations	0.01	0.01	-	0.01
Net income (loss)	$0.01	$0.01	$(0.01)	$-

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

Results of Operations

General

The Company evaluates its segments based on operating margin, which is defined as revenues less cost of purchased gas and operating and maintenance expenses.  Such amounts are before general and administrative expense, depreciation, depletion and amortization expense, interest income or expense or income taxes.  Operating margin is not a GAAP measure but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating income, which is its nearest comparable GAAP financial measure, is included in footnote 10 to the consolidated financial statements.

The Henry Hub closing index price for natural gas during the six months ended June 30, 2009 averaged $4.21 per MMBtu, compared to $9.44 for the same period of the prior year.  In the accompanying consolidated financial statements, the Company’s revenues from sales of natural gas, along with the cost of natural gas purchased, decreased  proportionately from prior year levels.  Because the Company buys and sells gas under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices to minimize commodity price risk, the Company’s net operating margin is relatively insensitive to fluctuations in the market price of gas.  Accordingly, the Company evaluates each of its activities based on the operating margin it produces.  The Company defines operating margin as revenues, less the cost of purchased gas and operating and maintenance expenses.  Management reviews and evaluates the operations of two main segments—Onshore operations and Offshore operations.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Total Operations

	Three Months Ended June 30,
	2009	2008
Revenues	$1,740,743	$4,385,600
Operating margin	792,215	859,584
Depreciation, depletion and amortization	141,600	156,626

Operating margins for the three months ended June 30, 2009 decreased $67,000 compared to the same period of the prior year.  Onshore operating margin decreased $219,000, offshore operating margin increased by $166,000 and the net profits interest decreased by $14,350.  These segments are discussed individually below in greater detail.

Onshore Operations

	Three Months Ended June 30,
	2009	2008
Revenues	$993,002	$3,775,130
Operating margin	177,318	396,378
Depreciation and amortization	24,197	49,115

Operating margins for onshore operations decreased in the second quarter by $219,000 compared to the same period of the prior year.  The decrease was mainly due to a decrease in sales volumes on the Company’s Waxahachie distribution system due to less demand, as well as a continuing reduction in throughput volumes on the Madisonville pipeline due to the natural decline of the field.

Offshore Operations

	Three Months Ended June 30,
	2009	2008
Revenues	$762,091	$610,470
Operating margin	629,247	463,206
Depreciation and amortization	105,648	106,333

Operating margins for offshore operations increased in the second quarter by $166,000 compared to the same period of the prior year.  The increase was due to increased throughput on the Company’s East Cameron 359 pipeline.  The East Cameron 359 pipeline operating margin for the for the three months ended June 30, 2009 was favorably impacted by temporary volumes as an alternate pipeline for several producers while the main Sea Robin pipeline used was temporarily out of service.  These increases were partially offset by reduced volumes at several systems that have not fully recovered from the hurricanes in 2008.

Net Profits Interest

	Three Months Ended June 30,
	2009	2008
Revenues (loss)	$(14,350)	$-
Operating margin (loss)	(14,350)	-
Depletion	10,157	-

The Net Profits Interest operating margin for the three months ended June 30, 2009 was $(14,350).  The negative operating margin was due to a reversal of revenue recognized during the fourth quarter of 2008.  The Company purchased this Net Profits Interest in the Madisonville Field on December 22, 2008.  Unless the price of natural gas increases and/or the operator completes pre-announced workovers to increase production in the Madisonville Field, the Company will not recognize an operating margin from this interest.

Operations Support and Other Income (Expense)

General and administrative expenses for the second quarter increased by $108,000 compared to the same period in 2008.  This increase relates to higher outside legal expenses and higher insurance costs.  We expect insurance costs will significantly decrease over the next few quarters due to the sale of the Shipwreck and Crystal Beach assets.  The following table represents a comparison of the major categories of general and administrative expenses for the quarters ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009	2008
Salaries and employee related costs	$213,346	$222,653
Accounting, tax, and legal costs	119,791	53,228
Insurance costs	154,983	118,276
Investor relation costs	59,905	63,030
Board of director expenses	89,610	93,280
Consulting fees	22,435	13,549
Other general and administrative costs	83,012	71,003
Total general and administrative costs	$743,082	$635,019

Interest income fluctuates directly with the average amount of cash on deposit.

Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company’s bank revolving credit agreement.  Interest expense for the quarter ended June 30, 2009 increased $6,000 compared to the same period in 2008 primarily because of the outstanding balance on the Company’s revolving credit facility.

               Income tax expense for the second quarter 2009 related to the estimated state and federal tax provisions.

               Other income for the three months ended June 30, 2009 was primarily comprised of a true-up of accumulated depreciation and depreciation expense from prior years of approximately $33,000.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Total Operations

	Six Months Ended June 30,
	2009	2008
Revenues	$3,710,199	$7,833,591
Operating margin	1,549,098	1,558,143
Depreciation, depletion and amortization	302,652	325,799

Operating margins for the six months ended June 30, 2009 decreased $9,000 compared to the same period of the prior year.  Onshore operating margin decreased $332,000, offshore operating margin increased by $324,000 and the net profits interest operating margin decreased by $809.  These segments are discussed individually below in greater detail.

Onshore Operations

	Six Months Ended June 30,
	2009	2008
Revenues	$2,210,042	$6,663,554
Operating margin	312,125	644,341
Depreciation and amortization	72,000	98,102

Operating margins for onshore operations decreased for the six months ended June 30, 2009 by $332,000 compared to the same period of the prior year.  The decrease was mainly due to a decrease in sales volumes on the Company’s Waxahachie distribution system due to less demand, as well as a continuing reduction in throughput volumes on the Madisonville pipeline due to the natural decline of the field.

Offshore Operations

	Six Months Ended June 30,
	2009	2008
Revenues	$1,500,966	$1,170,037
Operating margin	1,237,782	913,802
Depreciation and amortization	211,295	225,321

Operating margins for offshore operations increased by $324,000 for the six months ended June 30, 2009 compared to the same period of the prior year.  The increase was due to increased throughput on the Company’s East Cameron 359 pipeline.  The East Cameron 359 pipeline operating margin for the for the six months ended June 30, 2009 was favorably impacted by temporary volumes as an alternate pipeline for several producers while the main Sea Robin pipeline used was temporarily out of service.  These increases were partially offset by reduced volumes at several systems that have not fully recovered from the hurricanes in 2008.

Net Profits Interest

	Six Months Ended June 30,
	2009	2008
Revenues (loss)	$(809)	$-
Operating margin (loss)	(809)	-
Depletion	15,912	-

The Net Profits Interest operating margin for the six months ended June 30, 2009 was $(809).  The negative operating margin was due to a reversal of revenue recognized during the fourth quarter of 2008.  The Company purchased this Net Profits Interest in the Madisonville Field on December 22, 2008.  Unless the price of natural gas increases and/or the operator completes pre-announced workovers to increase production in the Madisonville Field, the Company will not recognize an operating margin from this interest.

Operations Support and Other Income (Expense)

General and administrative expenses for the six months ended June 30, 2009 increased by $100,000 compared to the same period in 2008.  This increase relates to higher legal expenses, insurance costs associated with the Shipwreck platform, and consulting fees.  We expect insurance costs will significantly decrease over the next few quarters due to the sale of the Shipwreck and Crystal Beach assets.  The following table represents a comparison of the major categories of general and administrative expenses for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008
Salaries and employee related costs	$430,869	$463,786
Accounting, tax, and legal costs	246,909	183,621
Insurance costs	289,236	233,737
Investor relation costs	87,866	126,767
Board of director expenses	118,218	124,784
Consulting fees	86,234	44,904
Other general and administrative costs	152,880	134,974
Total general and administrative costs	$1,412,212	$1,312,573

Interest income fluctuates directly with the average amount of cash on deposit.

Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company’s bank revolving credit agreement.  Interest expense for the six months ended June 30, 2009 increased $3,000 compared to the same period in 2008 primarily because of the outstanding balance on the Company’s revolving credit facility.

            Income tax benefit (expense) for the six months ended June 30, 2009 related to the estimated state and federal tax provision.

               Other income for the six months ended June 30, 2009 was primarily comprised of a true-up of accumulated depreciation and depreciation expense from prior years of approximately $33,000.

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

The Company had available cash of  $1,649,519 at June 30, 2009.

Net cash provided by continuing operating activities totaled approximately $86,000 for the six months ended June 30, 2009, compared to $152,000 during the same period of the previous year.  The decrease is primarily realted to an increase in cash general and administrative expenses paid.

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

               On August 23, 2007, the Company entered into a Credit Agreement (the “Agreement”) with a bank (the “Lender”), regarding a revolving credit facility provided by Lender to the Company.  The original borrowing base under the Agreement had been established at $2.5 million, which may be increased at the discretion of the Lender to an amount not to exceed $20 million.  The credit facility is secured by a portion of the Company’s assets and has a term of two years maturing in August 2009.  Interest on outstanding balances will accrue at Lender’s prime rate, plus one percent, with a minimum rate of 5.00%.  In connection with the acquisition of the minority interest in the Madisonville pipeline as well as the net profits interest in the Madisonville Field assets, the Company borrowed $1,362,000 on the credit facility.  As of June 30, 2009, the balance was $962,000, the interest rate was 5% and the available borrowings were $638,000.  Due to the maturing of the Agreement in August 2009, the Company is currently in negotiations with the Lender to renew the Agreement; however, there is no guarantee that the Lender will renew the Agreement.  In the event the Company is unable to renew the agreement, it has adequate available cash to repay all outstanding balances.

The  Company completed the sale of the Crystal Beach Terminal and Shipwreck and Pirates’ Beach Gathering Systems effective June 30, 2009 (see Note 4).  As these sales involved collateral under the Company’s credit agreement, the credit agreement was amended to reduce the borrowing base to $1.6 million. The Company is currently considering pledging additional available assets as collateral to restore the borrowing base to its prior level of $2.5 million or greater.

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

Item 4T.  Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report, the Company’s principal executive officer and principal financial officer initially concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e)  under the Securities Exchange Act of 1934 (the “Exchange Act”) were effective such that the information relating to Gateway required to be disclosed in reports that it files or submits under the Exchange Act (1) was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange commission rules and forms and (2) was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

               As described elsewhere herein, in November 2010 we determined that our financial statements for the year ended December 31, 2009 contained accounting errors in our gain recognition procedures for the gain on sale of discontinued operations.  As a result, management determined that a restatement was required of our financial statements for the quarters ended June 30, 2009 and September 30, 2009 and for the year ended December 31, 2009.  The restatement of our quarterly reports for the periods ended March 31, 2010 and June 30, 2010 were necessary to reflect the effects of the December 31, 2009 restatement.  Because of this error, our principal executive officer and our principal financial officer have subsequently concluded that our disclosure controls and procedures were not effective at June 30, 2009 as a result of a material weakness in our internal control over financial reporting which led to the restatement of our financial statements.  This weakness was a result of our incorrect conclusion regarding the correct method of accounting for gain recognition in connection with the sale of discontinued operations.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.  We have outlined procedures discussed below designed to prevent these specific errors from occurring in the future.

               We have taken or plan to take the following initiatives: (1) conduct thorough research on accounting rules on special transactions such as the calculation of gain or loss on sale of discontinued operations and (2) implement a qualitative review analysis of special transactions by the audit committee of our board of directors.

               We have discussed this material weakness and our planned remediation steps with the audit committee of our board of directors and believe that such procedures, once fully implemented, will prospectively mitigate this material weakness.

               Except as previously noted, there were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.                 Legal Proceedings

None

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

                              During the second quarter of 2009, the Company issued 189,876 shares of restricted common stock to the Company’s Board of Directors for their services as members of the Board.

Item 3.                 Defaults Upon Senior Securities

                              None

Item 4.                 Submission of Matters to a Vote of Security Holders

              At the Annual Meeting of Stockholders held on May 20, 2009, the seven nominees named below received the following votes with respect to the election of the Board of Directors.

Name	Votes For	Votes Withheld
Charles O. Buckner	11,131,200	3,729,984
Steven W. Cattron	10,547,706	4,313,478
William A. Henry	11,131,211	3,729,973
Robert Panico	9,758,203	5,102,981
John A. Raasch	14,597,372	263,812
J. Darby Sere´	11,020,591	3,840,593
Gordon L. Wright	11,108,823	3,752,361

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

GATEWAY ENERGY CORPORATION

November 15, 2010	/s/ Frederick M. Pevow
(Date)	President and Chief Executive Officer
(Principal Executive Officer)

November 15, 2010	/s/ Jill R. Marlatt
(Date)	Controller
(Principal Financial Officer)