Form 10-Q/A
period 2009-09-30
GATEWAY ENERGY CORP/NE
filed 2010-11-15
CIK 40194

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

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

 Part  I – Financial Information

                                                  2

EXPLANATORY NOTE

               This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30,2009 contains restated financial statements correcting an error in the financial statements contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 as originally filed with the Securities and Exchange Commission (“SEC”) on November 12, 2009.  Please see Note 11 to the Consolidated Financial Statements for a description of the accounting error which led to the restatement.  As a result of this restatement, we are also amending disclosures which appear in Part I, Item 1 Notes to the Consolidated Financial Statements and Item 4(T). Controls and Procedures.  This amended Form 10-Q also contains currently dated certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2.

Also, in response to comments received from the Staff of the SEC, we are (i) providing additional analysis and clarification to the results of operations section included in “Management’s Discussion and Analysis of Results of Operations” and to the notes to the Consolidated Financial Statements therein and (ii) reclassifying certain financial statement items, which have no impact on the financial statements.

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

                                                  3

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	September 30, 2009	December 31, 2008
ASSETS	(unaudited)(restated)	(reclassified)
Current Assets
Cash and cash equivalents	$1,620,211	$1,789,029
Restricted cash	900,000	-
Accounts receivable trade	1,102,511	969,859
Notes receivable	295,638	-
Prepaid expenses and other assets	70,321	121,398
Current assets of discontinued operations	-	1,805,167
Total current assets	3,988,681	4,685,453

Property and Equipment, at cost
Gas gathering, processing and transportation	8,851,082	8,843,142
Net profits production interest	779,424	763,909
Office furniture and other equipment	148,751	143,654
	9,779,257	9,750,705
Less accumulated depreciation, depletion and amortization	(2,674,708)	(2,371,704)
	7,104,549	7,379,001

Other Assets
Deferred tax assets, net	1,281,584	1,205,000
Intangible assets, net of accumulated amortization of $309,762 and $222,082 as of September 30, 2009 and December 31, 2008, respectively	597,970	765,337
Other	18,652	136,657
Non-current assets of discontinued operations	-	2,519,253
	1,898,206	4,626,247
Total assets	$12,991,436	$16,690,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$411,611	$776,519
Accrued expenses and other liabilities	332,988	323,100
Insurance notes payable	2,783	-
Current maturities of long-term debt	-	1,062,000
Current maturities of capital lease	14,540	20,235
Deferred gain on sale of discontinued operations	100,800	-
Total current liabilities	862,722	2,181,854

Long-term capital lease, less current maturities	-	9,187
Non-current liabilities of discontinued operations	-	2,318,315
Total liabilities	862,722	4,509,356

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock – $1.00 par value; 10,000 shares authorized;
no shares issued and outstanding	-	-
Common stock – $0.25 par value; 35,000,000 shares authorized;
19,397,125 and 19,207,249 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	4,849,281	4,801,812
Additional paid-in capital	17,370,548	17,284,485
Accumulated deficit	(10,091,115)	(9,904,952)
Total stockholders’ equity	12,128,714	12,181,345
Total liabilities and stockholders’ equity	$12,991,436	$16,690,701
The accompanying notes are an integral part of these financial statements.

                                                  4

 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues			(restated)
Sales of natural gas	$917,957	$3,566,278	$3,004,101	$10,018,914
Transportation of natural gas and liquids	480,932	417,043	1,867,686	1,588,373
Treating and other	174,540	114,181	411,840	323,805
	1,573,429	4,097,502	5,283,627	11,931,092
Operating costs and expenses
Cost of natural gas purchased	777,747	3,253,814	2,564,444	9,143,975
Operation and maintenance	195,129	195,817	569,531	594,794
Depreciation, depletion and amortization	159,460	155,297	462,115	467,407
Impairment expense	52,066	-	52,066	-
General and administrative	574,946	583,848	1,987,162	1,896,421
	1,759,348	4,188,776	5,635,318	12,102,597
Operating loss	(185,919)	(91,274)	(351,691)	(171,505)

Other income (expense)
Interest income	10,839	6,767	22,363	23,378
Interest expense	(30,211)	(38,900)	(114,042)	(119,782)
Other income (expense), net	(1,531)	(2,802)	40,214	(1,500)
Other expense	(20,903)	(34,935)	(51,465)	(97,904)

Loss from operations before income taxes and discontinued operations	(206,822)	(126,209)	(403,156)	(269,409)

Income tax benefit	53,622	50,285	132,718	93,589

Loss from continuing operations	(153,200)	(75,924)	(270,438)	(175,820)

Discontinued operations, net of taxes
Income (loss) from discontinued operations, net of taxes	(4,504)	21,289	(155,897)	233,584
Gain on disposal of assets, net of taxes	15,976	-	240,172	-
Income from discontinued operations	11,472	21,289	84,275	233,584

Net income (loss)	(141,728)	(54,635)	(186,163)	57,764
Net income (loss) attributable to noncontrolling interest	-	-	-	(28,824)
Net income (loss) attributable to controlling interest	$(141,728)	$(54,635)	$(186,163)	$28,940

Basic and diluted income (loss) per share:
Continuing operations	$(0.01)	$-	$(0.01)	$(0.01)
Discontinued operations	-	-	-	0.01
Net income (loss)	$(0.01)	$-	$(0.01)	$-

Weighted average number of common shares outstanding:
Basic	19,397,125	19,062,313	19,271,932	19,099,404
Diluted	19,397,125	19,240,228	19,271,932	19,099,404

The accompanying notes are an integral part of these financial statements.

                                                  5

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities		(revised)
Loss from continuing operations	$(270,438)	$(175,820)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	462,115	467,407
Impairment of intangible assets	52,066	-
Deferred tax benefit	(126,082)	(21,765)
Stock based compensation expense (forfeiture adjustment)	133,532	141,368
Net income attributable to noncontrolling interest	-	28,824
Amortization of deferred loan costs	93,633	94,445
Change in operating assets and liabilities:
Accounts receivable trade	(132,652)	165,544
Prepaid expenses and other assets	536,067	214,372
Accounts payable	(345,037)	(16,775)
Accrued expenses and other liabilities	(33,127)	30,492
Net cash provided by operating activities	370,077	928,092

Cash flows from investing activities
Capital expenditures	(28,552)	(23,968)
Restricted cash for asset acquisition	-	(539,166)
Other	-	475
Net cash used in investing activities	(28,552)	(562,659)

Cash flows from financing activities
Payments on borrowings	(1,403,036)	(1,359,683)
Proceeds from borrowings	-	600,000
Change in restricted cash	(900,000)	-
Deferred finance charges	(18,139)	-
Distribution to minority partner	-	(39,821)
Net cash used in financing activities	(2,321,175)	(799,504)

Net decrease in cash and cash equivalents from continuing operations	(1,979,650)	(434,071)

Discontinued operations:
Net cash provided by discontinued operating activities	1,813,532	383,580
Net cash used in discontinued investing activities	(2,700)	(113,764)
Net increase in cash and cash equivalents from discontinued operations	1,810,832	269,816

Net decrease in cash and cash equivalents	(168,818)	(164,255)
Cash and cash equivalents at beginning of period	1,789,029	1,807,224
Cash and cash equivalents at end of period	$1,620,211	$1,642,969

Supplemental disclosures of cash flow information:
Income taxes paid	$43,000	$46,000
Cash paid for interest	$52,270	$42,187

Supplemental schedule of noncash investing and financing activities:
Trade note payable for insurance premiums	$328,938	$408,703

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

Principles of Consolidation

The Company consolidates the financial statements of its majority owned and wholly owned subsidiaries.  The portion of Gateway-ADAC Pipeline L.L.C. (through June 30, 2008) not owned by the Company is recorded as noncontrolling interest.  All significant intercompany transactions have been eliminated in consolidation.

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

Property and Equipment

Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period.  Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  For the nine months ended September 30, 2009, property and equipment included $78,890 of equipment financed under a capital lease, net of $21,110 of accumulated amortization.  Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment.  Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation.  When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

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

	Nine Months Ended September 30,
	2009	2008

Beginning balance	$2,318,615	$394,640
Accretion	69,549	19,804
Sale of asset	(2,387,864)	-
Ending balance	$-	$414,444

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

Concentrations of Credit Risk

               The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits.  The Company has not had any significant credit losses in the past and believes its accounts receivables are fully collectable. Accordingly, no allowance for doubtful accounts has been provided .

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average number of common shares outstanding	19,397,125	19,207,249	19,271,932	19,099,404
Effect of dilutive securities	-	-	-	-
Weighted average dilutive common shares outstanding	19,397,125	19,207,249	19,271,932	19,099,404

Net loss from continuing operations	$(153,200)	$(75,924)	$(270,438)	$(175,820)
Net income from discontinued operations	11,472	21,289	84,275	233,584
Net income attributable to noncontrolling interests	-	-	-	(28,824)
Net income (loss) attributable to controlling interests	$(141,728)	$(54,635)	$(186,163)	$28,940
Basic and diluted income (loss) per common share:
Continuing operations	$(0.01)	$-	$(0.01)	$(0.01)
Less: income attributable to noncontrolling interests	-	-	-	-
Discontinued operations	-	-	-	0.01
Net income (loss)	$(0.01)	$-	$(0.01)	$-

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

	Three Months Ended September 30, 2008
	GEC	CEU TX NPI, LLC	TOTAL
Operating revenues	$4,225,380	$92,453	$4,317,833
Net income (loss)	(54,635)	52,089	(2,546)
Basic and diluted earnings per share	$-	$-	$-

	Nine Months Ended September 30, 2008
	GEC	ADAC	CEU TX NPI, LLC	TOTAL
Operating revenues	$12,592,938	$-	$452,969	$13,045,907
Net income (loss)	28,940	19,024	260,590	308,554
Basic and diluted earnings per share	$-	$-	$0.01	$0.02

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

The Shipwreck/Crystal Beach Assets were sold to Impact Exploration & Production, LLC for consideration consisting of $200,000, payable in four quarterly installments, and the assumption of liabilities, including abandonment and retirement obligations with an effective date of June 30, 2009.  We are reasonably certain that we will receive the first quarterly installment on the note.  However, as we are uncertain as to the timing of the remaining collection of the note, we have calculated the gain on sale of assets according to ASC Topic 605 “Revenue Recognition” using the cost recovery method.  As a result of the sale, the Company recognized a pre-tax gain of $213,781 and a pre-tax deferred gain of $150,000 which will be deferred and recognized as the remaining installments are received.

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

The following are the results of operations of the Crystal Beach Terminal and Shipwreck and Pirates’ Beach gathering systems for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues (1)	$-	$127,878	$131,964	661,846
Operating costs and expenses (2)	4,504	92,489	337,359	321,438
Income (loss) from discontinued operations, net of taxes	(4,504)	21,289	(155,897)	233,584
Gain on disposal of discontinued operations, net of taxes	15,976	-	240,172	-

Basic and diluted income (loss) per share from discontinued operations	$-	$-	$(0.01)	$0.01
Basic and diluted income per share from gain on disposal of discontinued operations	-	-	0.01	-
Total	$-	$-	$-	$0.01

Weighted average number of common shares outstanding:
Basic	19,397,125	19,207,249	19,271,932	19,099,404
Diluted	19,397,125	19,207,249	19,271,932	19,099,404

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

Compensation cost related to non-qualified stock options recognized for the three months ended September 30, 2009 and 2008 was $25,279 and $28,016, respectively.  For the nine months ended September 30, 2009 and 2008, compensation cost was $73,532 and $72,369, respectively.  The Company views all awards of share-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the fair value of the award over the requisit service period.

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

The following table represents stock option activity for the nine months ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Terms (in years)	Intrinsic Value of Options as of September 30, 2009
Options outstanding, beginning of period	1,038,947	$0.53	3.43
Options granted	417,500	0.32	4.62
Options canceled or expired	(82,500)	0.59	-
Options exercised	-	-	-
Options outstanding, end of period	1,373,947	$0.46	3.25	$20,345
Options exercisable, end of period	673,816	$0.46	2.42	$7,000

The market value of the Company’s common stock on September 30, 2009 was $0.35 per share.

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

(6)             Debt

The Company’s outstanding debt at September 30, 2009 consisted of the following:

Trade note payable - Insurance	$2,783
2,783
Less current maturities	(2,783)
$-

Trade Notes Payable

            In January 2009, the Company executed a premium finance agreement for its insurance premiums.  The total of the note was $328,938 with an interest rate of 6.40%.  The note requires monthly principal and interest payments.  The amount of the monthly payment varies depending on any changes in coverage and policy renewal period changes.

Revolving Credit Facility

               On August 23, 2007, the Company entered into a Credit Agreement (the “Agreement”) with a bank (the “Lender”), regarding a revolving credit facility provided by Lender to the Company.  The original borrowing base under the Agreement had been established at $2.5 million, which may be increased at the discretion of the Lender to an amount not to exceed $20 million.  The credit facility is secured by a portion of the Company’s assets and originally had a term of two years maturing in August 2009.  Interest on outstanding balances will accrue at Lender’s prime rate, plus one percent, with a minimum rate of 5.00%.  In connection with the acquisition of the minority interest in the Madisonville pipeline, as well as the net profits interest in the Madisonville Field assets, the Company borrowed $1,362,000 on the credit facility.  As of September 30, 2009, there was a zero balance.

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

(9)             Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, trade and insurance receivables, trade payables and short-term borrowings approximate fair value because of the short maturity of those instruments.  The carrying amount of the term note approximated fair value because of its variable interest rate.  The fair value of the Company’s financial instruments is based upon current borrowing rates available for financings with similar terms and maturities, and is not representative of the amount that could be settled, nor does the fair value amount consider the tax consequences, if any, of settlement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2009

(Unaudited)

(10)          Segment Disclosures

All of the Company’s operations are in the domestic U.S., including the Gulf of Mexico in Texas and federal waters.  The Company’s management reviews and evaluates the operations separately of the main segments—Onshore Operations, Offshore Operations and Net Profits Interest.  Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance.  Onshore Operations include natural gas gathering, transportation and distribution activities in Texas.  Offshore Operations include natural gas and liquid hydrocarbon gathering, transportation, and processing activities in the Gulf of Mexico in Texas as well as federal waters.  The principal markets for the Onshore segment are affiliates of large intrastate and interstate pipeline companies and industrial customers; and for the Offshore segment they are affiliates of large intrastate and interstate pipeline companies.

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

Summarized financial information for the three and nine months ended September 30, 2009 and 2008 of the Company’s reportable segments from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Onshore Operations
Revenues	$977,602	$3,632,786	$3,187,643	$10,296,340
Cost of natural gas purchased	777,747	3,253,814	2,564,444	9,143,975
Operation and maintenance expense	51,359	59,051	162,577	188,103
Operating margin	148,496	319,921	460,622	964,262
General and administrative expense	-	(149)	-	82
Depreciation and amortization expense	44,428	49,143	116,431	147,246
Operating income	104,068	270,927	344,191	816,934

Interest expense	699	1,428	2,667	4,775
Capital expenditures and acquisitions	1,112	15,081	7,940	15,081

Total assets	4,209,998	5,261,884	4,209,998	5,261,884

Offshore Operations
Revenues	$600,018	$464,716	$2,100,984	$1,634,752
Operation and maintenance expense	143,770	136,766	406,954	406,691
Operating margin	456,248	327,950	1,694,030	1,228,061
Depreciation and amortization expense	102,947	104,805	314,243	316,436
Operating income	353,301	223,145	1,379,787	911,625

Interest expense	-	-	-	-
Capital expenditures and acquisitions	-	-	-	-

Total assets	4,956,070	5,989,206	4,956,070	5,989,206

Net Profits Interest
Revenues (loss)	$(4,191)	$-	$(5,000)	$-
Operating margin (loss)	(4,191)	-	(5,000)	-
Depletion expense	10,389	-	26,300	-
Operating loss	(14,580)	-	(31,300)	-

Interest expense	-	-	-	-
Capital expenditures and acquisitions	-	-	15,515	-

Total assets	752,340	-	752,340	-
Corporate Operations
General and administrative expenses	$574,946	$583,997	$1,987,162	$1,896,339
Depreciation and amortization expense	1,696	1,349	5,141	3,725
Operating loss	(576,642)	(585,346)	(1,992,303)	(1,900,064)

Interest expense	29,512	37,472	111,375	115,007
Capital expenditures and acquisitions	1,622	6,994	5,097	8,887

Total assets	3,073,028	2,377,129	3,073,028	2,377,129

Total
Revenues	$1,573,429	$4,097,502	$5,283,627	$11,931,092
Cost of natural gas purchased	777,747	3,253,814	2,564,444	9,143,975
Operation and maintenance expense	195,129	195,817	569,531	594,794
Operating margin	600,553	647,871	2,149,652	2,192,323
General and administrative expense	574,946	583,848	1,987,162	1,896,421
Depreciation, depletion and amortization	159,460	155,297	462,115	467,407
Operating loss	(133,853)	(91,274)	(299,625)	(171,505)

Interest expense	30,211	38,900	114,042	119,782
Capital expenditures and acquisitions	2,734	22,075	28,552	23,968

Total assets	12,991,436	13,628,219	12,991,436	13,628,219

Reconciliation to net income
Operating margin	$600,553	$647,871	$2,149,652	$2,192,323
Less:
Depreciation, depletion and amortization	159,460	155,297	462,115	467,407
General and administrative	574,946	583,848	1,987,162	1,896,421
Impairment expense	52,066	-	52,066	-
Interest expense	30,211	38,900	114,042	119,782
Noncontrolling interest	-	-	-	28,824
Plus:
Interest income	10,839	6,767	22,363	23,378
Income tax benefit	53,622	50,285	132,718	93,589
Discontinued operations, net of taxes	(4,504)	21,289	(155,897)	233,584
Gain on disposal of discontinued operations – net of taxes	15,976	-	240,172	-
Other income (expense), net	(1,531)	(2,802)	40,214	(1,500)
Net income (loss)	$(141,728)	$(54,635)	$(186,163)	$28,940

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

The Company has concluded that there were material accounting errors with respect to the gain on sale of discontinued operations related to the sale of the Shipwreck Gathering System.  The consideration for the sale was a $200,000 note, payable in four quarterly installments, and assumption of associated liabilities.  The Company was reasonably certain that it would receive the first quarterly installment on the note but not as certain to the remaining payments.  The Company has $150,000 outstanding on the note receivable and the purchaser is delinquent on the note at the time of the amended filing.  Since we cannot estimate when the collection on the remaining note will be made, the gain is calculated according to ASC Topic 605 “Revenue Recognition”, using the cost recovery method.  As a result of this error, we have restated our consolidated balance sheet at September 30, 2009 and our consolidated statement of operations for the nine months ended September 30, 2009.

The following tables set forth the effects of the restatement on certain line items within our consolidated balance sheet at September 30, 2009 and our consolidated statement of operations for the nine months ended September 30, 2009:

	September 30, 2009
	As Restated	As Previously Filed

Deferred gain on sale of discontinued operations	100,800	-
TOTAL LIABILITIES	862,788	761,922
Accumulated deficit	(10,091,115)	(9,990,315)
TOTAL SHAREHOLDERS’ EQUITY	12,128,714	12,229,514

	Nine Months Ended September 30, 2009
	As Restated	As Previously Filed
Gain on disposal of assets, net of tax	240,172	340,972
Income from discontinued operations	84,275	185,075
Net loss	(186,163)	(85,363)

Basic and diluted income (loss) per share:
Discontinued operations	-	0.01
Net income (loss)	(0.01)	-

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

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Total Operations

	Three Months Ended September 30,
	2009	2008
Revenues	$1,573,429	$4,097,502
Operating margin	600,553	647,871
Depreciation, depletion and amortization	159,460	155,297

Operating margins for the three months ended September 30, 2009 decreased $47,000 compared to the same period of the prior year.  Onshore operating margin decreased $171,000, offshore operating margin increased by $128,000 and the net profits interest decreased by $4,000.  These segments are discussed individually below in greater detail.

Onshore Operations

	Three Months Ended September 30,
	2009	2008
Revenues	$997,602	$3,632,786
Operating margin	148,496	319,921
Depreciation and amortization	44,428	49,143

Operating margins for onshore operations decreased in the third quarter by $171,000 compared to the same period of the prior year.  The decrease was mainly due to a decrease in sales volumes on the Company’s Waxahachie distribution system due to less demand, as well as a continuing reduction in throughput volumes on the Madisonville pipeline due to the natural decline of the field.

Offshore Operations

	Three Months Ended September 30,
	2009	2008
Revenues	$600,018	$464,716
Operating margin	456,248	327,950
Depreciation and amortization	102,947	104,805

Operating margins for offshore operations increased in the third quarter by $128,000 compared to the same period of the prior year.  The increase was due to increased throughput on the Company’s East Cameron 359 pipeline from being used as an alternate pipeline for several producers while the main Sea Robin pipeline was temporarily out of service.  The East Cameron 359 pipeline operating margin for the for the three months ended June 30, 2009 was favorably impacted by temporary volumes as an alternate pipeline for several producers while the main Sea Robin pipeline used was temporarily out of service.  These increases were partially offset by reduced volumes at several systems that have not fully recovered from the hurricanes in 2008.

Net Profits Interest

	Three Months Ended September 30,
	2009	2008
Revenues	$(4,191)	$-
Operating margin	(4,191)	-
Depletion	10,389	-

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

Operations Support and Other Income (Expense)

General and administrative expenses for the third quarter decreased by $9,000 compared to the same period in 2008.  This decrease relates to lower outside legal expenses and lower insurance costs, offset by higher consulting fees due to internal control testing for Sarbanes-Oxley.  We expect insurance costs will significantly decrease over the next few quarters due to the sale of the Shipwreck and Crystal Beach assets.  The following table represents a comparison of the major categories of general and administrative expenses for the quarters ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008
Salaries and employee related costs	$219,722	$209,886
Accounting, tax, and legal costs	71,283	105,526
Insurance costs	106,078	114,569
Investor relation costs	23,084	24,715
Board of director expenses	33,280	47,961
Consulting fees	53,170	16,354
Other general and administrative costs	68,329	64,837
Total general and administrative costs	$574,946	$583,848

Interest income fluctuates directly with the average amount of cash on deposit.

Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company’s revolving credit agreement.  Interest expense for the quarter ended September 30, 2009 decreased $9,000 compared to the same period in 2008 primarily because of the lower outstanding balance on the Company’s revolving credit facility.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Total Operations

	Nine Months Ended September 30,
	2009	2008
Revenues	$5,283,627	$11,931,092
Operating margin	2,149,652	2,192,323
Depreciation, depletion and amortization	462,115	467,407

Operating margins for the nine months ended September 30, 2009 decreased $43,000 compared to the same period of the prior year.  Onshore operating margin decreased $504,000, offshore operating margin increased by $466,000 and the net profits interest operating margin decreased by $5,000.  These segments are discussed individually below in greater detail.

Onshore Operations

	Nine Months Ended September 30,
	2009	2008
Revenues	$3,187,643	$10,296,340
Operating margin	460,622	964,262
Depreciation and amortization	116,431	147,246

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

Offshore Operations

	Nine Months Ended September 30,
	2009	2008
Revenues	$2,100,984	$1,634,752
Operating margin	1,694,030	1,228,061
Depreciation and amortization	314,243	316,436

Operating margins for offshore operations increased by $466,000 for the nine months ended September 30, 2009 compared to the same period of the prior year.  The increase was due to increased throughput on the Company’s East Cameron 359 pipeline from being used as an alternate pipeline for several producers while the main Sea Robin pipeline was temporarily out of service.  The East Cameron 359 pipeline operating margin for the for the six months ended June 30, 2009 was favorably impacted by temporary volumes as an alternate pipeline for several producers while the main Sea Robin pipeline used was temporarily out of service.  These increases were partially offset by reduced volumes at several systems that have not fully recovered from the hurricanes in 2008.

Net Profits Interest

	Nine Months Ended September 30,
	2009	2008
Revenues	$(5,000)	$-
Operating margin	(5,000)	-
Depletion	26,300	-

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

Operations Support and Other Income (Expense)

General and administrative expenses for the nine months ended September 30, 2009 increased by $91,000 compared to the same period in 2008.  This increase relates to higher consulting fees,  insurance costs, and accounting and tax expenses, offset by lower wages and salaries as well as lower public relations and board expenses.  We expect insurance costs will significantly decrease over the next quarter due to the sale of the Shipwreck and Crystal Beach assets.  The following table represents a comparison of the major categories of general and administrative expenses for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008
Salaries and employee related costs	$650,591	$673,672
Accounting, tax, and legal costs	318,192	288,916
Insurance costs	395,314	348,306
Investor relation costs	110,950	151,482
Board of director expenses	151,498	172,745
Consulting fees	139,404	61,258
Other general and administrative costs	221,213	200,042
Total general and administrative costs	$1,987,162	$1,896,421

Interest income fluctuates directly with the average amount of cash on deposit.

Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under the Company’s revolving credit agreement.  Interest expense for the nine months ended September 30, 2009 decreased $6,000 compared to the same period in 2008 primarily because of the lower outstanding balance on the Company’s revolving credit facility.

Other income for the nine months ended September 30, 2009 was primarily comprised of a true-up of accumulated depreciation and depreciation expense from prior years of approximately $33,000.

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

On August 23, 2007, the Company entered into a Credit Agreement (the “Agreement”) with a bank (the “Lender”), regarding a revolving credit facility provided by Lender to the Company.  The original borrowing base under the Agreement had been established at $2.5 million, which may be increased at the discretion of the Lender to an amount not to exceed $20 million.  The credit facility is secured by a portion of the Company’s assets and originally had a term of two years maturing in August 2009.  Interest on outstanding balances will accrue at Lender’s prime rate, plus one percent, with a minimum rate of 5.00%.  In connection with the acquisition of the minority interest in the Madisonville pipeline as well as the net profits interest in the Madisonville Field assets, the Company borrowed $1,362,000 on the credit facility.  On August 28, 2009, the Company and the lender agreed to extend the maturity date under the Agreement to October 23, 2009.  On October 23, 2009, the Company and the lender agreed to further extend the maturity date under the Agreement to December 7, 2009.  The Company is currently in negotiations for a new credit facility; however, there is no guarantee that a new credit facility will be put in place.

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

               As described elsewhere herein, in November 2010 we determined that our financial statements for the year ended December 31, 2009 contained accounting errors in our gain recognition procedures for the gain on sale of discontinued operations.  As a result, management determined that a restatement was required of our financial statements for the quarters ended June 30, 2009 and September 30, 2009 and for the year ended December 31, 2009.  The restatement of our quarterly reports for the periods ended March 31, 2010 and June 30, 2010 were necessary to reflect the effects of the December 31, 2009 restatement.  Because of this error, our principal executive officer and our principal financial officer have subsequently concluded that our disclosure controls and procedures were not effective at September 30, 2009 as a result of a material weakness in our internal control over financial reporting which led to the restatement of our financial statements.  This weakness was a result of our incorrect conclusion regarding the correct method of accounting for gain recognition in connection with the sale of discontinued operations.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.  We have outlined procedures discussed below designed to prevent these specific errors from occurring in the future.

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

               Except as previously noted, there were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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