Form 10-K/A
period 2009-12-31
GATEWAY ENERGY CORP/NE
filed 2010-11-15
CIK 40194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d)
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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes _____   No __X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes __X__      No  _____

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes __X__     No  _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes _____     No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes _____     No    __ X __

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

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into the indicated parts of this Annual Report to the extent specified in such parts:  None

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2009 contains restated financial statements correcting an error in the financial statements contained in the Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2009 as originally filed with the Securities and Exchange Commission (“SEC”) on March 24, 2010 and subsequently amended on April 30, 2010.  Please see Note 13 to the consolidated financial statements for a description of the accounting error which led to the restatement.  As a result of this restatement, we are also amending disclosures which appear in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 9A.(T). Controls and Procedures.  This amended Form 10-K also contains currently dated certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

Except as described above, no other information in the original filing has been updated and this Amendment continues to speak as of the date of the original filing.  Other events occurring after the information in the original filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the original filing.  Accordingly, this Form 10-K/A should be read in conjunction with such reports.

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

On January 7, 2010, the Company purchased the Hickory Creek Gathering System in the Barnett Shale, Denton County, Texas.  Refer to Note 14 to the Consolidated Financial Statements for further discussion.

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

The Company determined an impairment evaluation was necessary for the Net Profits Interest due to the accumulation of costs by the producer significantly in excess of what was originally expected and due to the history of operating losses by the producer.  The Company estimated future cash flows and evaluated the likelihood of different outcomes using a probability weighted approach.  To determine the fair value of the different outcomes, we determined the sum of the undiscounted estimated future cash flows expected to result from the use of the asset.  Upon completion of the evaluation using the probability weighted outcomes, it was determined that an impairment of $77,942 was necessary.

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

Onshore operating margin for the year ended December 31, 2009 decreased $526,000 from the prior year, primarily caused by continuing lower throughput volumes on the Company’s Madisonville pipeline system due to the natural decline of the Madisonville field and lower sales volumes on the Waxahachie distribution system due to a permanent plant shutdown in December 2008.

The Company expects operating margins to increase on its Onshore segment as throughput volumes on the Madisonville pipeline system will be increasing during 2010 as well contributions from the newly acquired Hickory Creek Gathering System.

Onshore operating margin for the year ended December 31, 2008 decreased $74,000 from the prior year, mainly due to continuing lower throughput volumes on the Company’s Madisonville pipeline system due to the natural decline of the Madisonville field,offset by higher margins on the Company’s Waxahachie distribution system.

Offshore Operations
	Year Ended December 31,
	2009	2008	2007
Revenues	$2,293,298	$1,504,155	$930,223
Operating margin	2,120,713	1,316,727	824,328
Depreciation and amortization	416,114	420,891	193,214

Offshore operating margin for the year ended December 31, 2009 increased $804,000 compared to 2008 due to increased throughput volumes on the Company’s East Cameron 359 pipeline system.  The East Cameron 359 pipeline operating margin for the for the year ended December 31, 2009 was favorably impacted by temporary volumes as an alternate pipeline for several producers while the main Sea Robin pipeline used was temporarily out of service.  This increase was partially offset by reduced volumes at several systems that have not fully recovered from the hurricanes in 2008.

Offshore operating margin for the year ended December 31, 2008 increased $492,000 compared to 2007 due to the August 2007 acquisition of all Gulfshore Midstream’s Offshore pipeline assets, as well as increased throughput volumes on the Company’s Bolivar pipeline system.

Net Profits Interest Operations
	Year Ended December 31,
	2009	2008	2007
Revenues	$(5,000)	$5,000	$ -
Operating margin	(5,000)	5,000	-
Depletion	34,462	783	-

The Net Profits Interest operating margin for the year ended December 31, 2009 was $(5,000).  The negative operating margin is due to a reversal of revenue recognized during the fourth quarter of 2008.  The Company purchased this Net Profits Interest in the Madisonville Field on December 22, 2008.  Unless the price of natural gas increases or the operator completes pre-announced workovers to increase production in the Madisonville Field, the Company will not recognize revenue from this interest.

Discontinued Operations

On June 30, 2009, the Company sold its Shipwreck gathering system consisting of an offshore platform and related pipelines, as well as a related onshore facility known as the Crystal Beach terminal (the “Shipwreck/Crystal Beach Assets”).  In a separate transaction, the Company also sold its Pirates’ Beach gathering system (the “Pirates’ Beach Assets”).

The Shipwreck/Crystal Beach Assets were sold to Impact Exploration & Production, LLC for consideration consisting of $200,000, payable in four quarterly installments, and the assumption of liabilities, including abandonment and retirement obligations, with an effective date of June 30, 2009.  We have received the first installment on the note as of December 31, 2009, but are uncertain as to the timing of the collection of the remaining three installments.  As such, we have calculated the gain on sale of assets according to ASC Topic 605 “Revenue Recognition” using the cost recovery method.  As a result of the sale, the Company recognized a pre-tax gain of $213,780 and a pre-tax deferred gain of $150,000, which will be deferred and recognized as the remaining installments are received.

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

The following are the results of operations of the Crystal Beach Terminal and Shipwreck and Pirates’ Beach gathering systems for the periods presented:

	Years Ended December 31,
	2009	2008	2007
Operating revenues (1)	$131,964	$750,110	$ 1,007,065
Operating costs and expenses (2)	337,359	432,652	412,227
In Income (loss) from discontinued operations, net of taxes	(155,897)	194,480	356,903
Gain on disposal of discontinued operations, net of taxes	217,380	-	-

B Basic and diluted loss per share from discontinued operations	$(0.01)	$-	$-

B Basic and diluted income per share from gain on disposal of discontinued operations	0.01	0.01	0.01
Total	$-	$0.01	$0.01

W Weighted average number of common shares outstanding:
Basic	19,303,488	19,126,587	17,781,059
Diluted	19,303,488	19,330,409	17,956,541

(1)	This revenue is based on billings to producers for transportation services.

(2)	This cost is comprised of operations and maintenance expense, depreciation expense, and accretion expenses.

Operations Support and Other Income (Expense)
	Year Ended December 31,
	2009	2008	2007

General and administrative	$2,405,400	$2,424,045	$2,044,342
Interest income	30,408	29,119	114,265
Interest expense	(116,699)	(157,091)	(95,599)
Gain on sale of intangible asset	-	-	286,579
Noncontrolling interest	-	(28,824)	(94,060)
Other income (expense), net	(48,750)	1,731,155	55,119
Income tax benefit (expense)	159,157	(375,764)	1,906,678
Discontinued operations, net of tax	(155,897)	194,480	605,946
Gain on disposal of discontinued operations, net of taxes	217,380	-	1,241,722

The following table represents a comparison of the major categories of general and administrative expenses for the years ended December 31, 2009, 2008, and 2007.

	Year Ended December 31,
	2009	2008	2007
Salaries and employee related costs	$810,147	$883,436	$614,214
Accounting, tax, and legal costs	411,960	321,383	279,194
Insurance costs	389,347	422,976	509,613
Investor relation costs	145,590	174,167	149,174
Board expenses	183,157	204,349	108,468
Consulting fees	169,145	102,523	147,451
Other general and administrative costs	296,054	315,211	236,228
Total general and administrative costs	$2,405,400	$2,424,045	$2,044,342

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

Other expense for the year ended December 31, 2009 was primarily comprised of a $47,000 write off of an Oklahoma tax refund deemed uncollectible.  Other income for the year ended December 31, 2008 was primarily comprised of $1,697,327 in insurance proceeds from damage to the Company’s Crystal Beach asset from Hurricane Ike.

Liquidity and Capital Resources

The Company had available cash of $2,086,787 at December 31, 2009.

Net cash provided by continuing operating activities totaled $521,096 for the year ended December 31, 2009, compared to net cash provided by continuing operating activities of $2,316,381 during the same period of the previous year.  The significant decrease in cash flow from operating activities is primarily due to the decrease in net income from 2008 to 2009 of $1,033,652, decrease in deferred tax expense from 2008 to 2009 of $535,990, and additional cash used related to changes in operating assets and liabilities of $306,327.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this annual report, the Company’s principal executive officer and principal financial officer initially concluded that the company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e)  under the Securities Exchange Act of 1934 (the “Exchange Act”) were effective such that the information relating to Gateway required to be disclosed in reports that it files or submits under the Exchange Act (1) was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange commission rules and forms, and (2) was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As described elsewhere herein, in November 2010 we determined that our financial statements for the year ended December 31, 2009 contained accounting errors in our gain recognition procedures for the gain on sale of discontinued operations.  As a result, management determined that a restatement was required of our financial statements for the year ended December 31, 2009.  Because of this error, our principal executive officer and our principal financial officer have subsequently concluded that our disclosure controls and procedures were not effective at December 31, 2009 as a result of a material weakness in our internal control over financial reporting which led to the restatement of our financial statements.  This weakness was a result of our incorrect conclusion regarding the correct method of accounting for gain recognition in connection with the sale of discontinued operations.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.  We have outlined procedures designed to address this material weakness, as discussed below in Management’s Report on Internal Control over Financial Reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management initially concluded internal controls over financial reporting were effective as of December 31, 2009.  Subsequent to year end, however, we have determined that a certain portion of the gain on sale of discontinued operations, totalling $150,000 recorded in June 30, 2009, should have been deferred until installments on the note were realizable.  As a result of this error, we have restated our consolidated balance sheet at December 31, 2009 and consolidated statement of operations for the year ended December 31, 2009.  Because of this accounting error, our management has determined that as of December 31, 2009 there was a material weakness in our internal controls over financial reporting as a result of our inability to properly record the gain on sale of discontinued operations.  We have implemented procedures discussed below designed to prevent these specific errors from occurring in the future.

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

Changes in Internal Control over Financial Reporting

Except as previously noted, there was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the period covered by this report and that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

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

William A. Henry, 67, has served on the Board of Directors since 2008, and currently serves as Vice President of Brown, Williams, Morhead and Quinn, an energy consulting firm.  He primarily is focused on gas storage, LNG projects and gas marketing programs.  Mr. Henry retired as Vice President of Freeport LNG Development, LP in August 2009.  At Freeport LNG he was in charge of pipeline design and construction, responsible for obtaining all federal, state and local permits for the terminal and pipeline, public relations and land acquisitions.  Prior to that, he served as president of several operating divisions for Enron, including Northern Border Pipeline and Peoples Natural Gas, a gas distribution company and served as executive vice president for Reliant/NorAm Energy.  Mr. Henry has a B.S. in Petroleum Engineering from Louisiana State University and an Associate Degree from Harvard Business School.

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

J. Darby Seré, 62, has served on the Board of Directors since 2005.  Mr. Seré is currently President, Chief Executive Officer and Chairman of GeoMet, Inc., a coal bed methane exploration and development company.  Mr. Seré has over 35 years of experience in the oil and gas business, including 18 years as Chief Executive Officer of two publicly held exploration and production companies.  Mr. Seré served as President, Chief Executive Officer, and a Director of Bellwether Exploration Company from 1988 to 1999, where he also served as Chairman of the Board from 1997 to 1999, and was a co-founder and President, Chief Executive Officer and Director of Bayou Resources, Inc. from 1982 to 1987.  Mr. Seré was Manager of Acquisitions, Vice President–Acquisitions and Engineering and Executive Vice President of Howell Corporation / Howell Petroleum Corporation from 1977 to 1981.  Mr. Seré began his career as a staff reservoir engineer for Chevron Oil Co. in 1970.  Mr. Seré holds a Bachelors degree in Petroleum Engineering from Louisiana State University and a Masters of Business Administration from Harvard University.

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

Code of Ethics

The Company has adopted a Code of Ethics for all officers, directors and employees of the Company. It is available for inspection on the Company's website, www.gatewayenergy.com, or by mail free of charge by written request to: Gateway Energy Corporation, ATTN: Christopher M. Rasmussen, Chief Financial Officer, 1415 Louisiana Street, Suite 4100, Houston, Texas 77001. The Company intends to satisfy its disclosure requirements with respect to any amendment to, or waiver from, a provision of the Code of Ethics by posting such information on its Internet website.

ITEM 11.   EXECUTIVE COMPENSATION

For 2009, the Board of Directors and the Compensation and Stock Option Committee ("Compensation Committee") determined that the salary for Robert Panico, the Company’s Chief Executive Officer (“CEO”), would be increased by $0 to approximately $175,000 and he would receive a discretionary bonus of $23,265 in recognition of the Company's results for 2009. Similarly, the Compensation Committee awarded Christopher M. Rasmussen, the CFO, a $11,250 bonus and increased his annual salary by $3,750 to $128,750.

Summary Compensation Table

The following table contains information on the compensation earned by the Company’s CEO and each of the Company’s other most highly compensated executive officers whose compensation exceeded $100,000 in 2009 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Nonqualified Deferred Compensa-tion Earnings	All Other Compensation	Total
Robert Panico, President and Chief Executive Officer	2009 2008	$175,000 175,000	$ 23,265 24,500	-- --	$56,353 56,302	-- --	-- --	$5,873 5,873	$260,491 261,675
Christopher M. Rasmussen, Chief Financial Officer, Treasurer and Secretary	2009 2008	$128,750 125,500	$11,250 11,250	-- --	$27,565 24,765	-- --	-- --	$4,221 4,117	$171,796 165,632

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding awards of stock options to the Named Executive Officers that have been granted but not vested or exercised as of December 31, 2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Robert Panico TOTAL	30,000 30,000 35,000 150,000 150,000 92,105 -- 487,105	50,000 150,000 46,053 228,000 474,053		$0.5000 $0.2625 $0.3400 $0.3600 $0.4500 $0.8500 $0.3160	02/06/2011 04/02/2012 03/30/2013 05/24/2011 03/15/2012 03/21/2013 05/21/2014
Christopher M. Rasmussen TOTAL	50,000 70,000 21,930 -- 141,930	35,000 43,859 142,000 220,859		$0.3600 $0.4500 $0.8500 $0.3160	05/24/2011 03/15/2012 03/21/2013 05/21/2014

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

The following table contains information regarding the compensation earned by non-executive members of the Board of Directors during 2009:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensa- tion	Nonqualified Deferred Compensation Earnings	All Other Compensa-tion	Total
Charles O. Buckner	$17,500	$10,000					$27,500
Steven W. Cattron	$24,000	$10,000					$34,000
William A. Henry	$16,000	$10,000					$26,000
John A. Raasch .	$16,000	$10,000					$26,000
J. Darby Seré	$19,000	$10,000					$29,000
Gordon L. Wright	$17,500	$10,000					$27,500

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 31, 2010, regarding the beneficial ownership of our common stock by:

•	each stockholder known to us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors and each of our named executive officers; and

•	all of our directors and executive officers as a group.

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

The number of shares beneficially owned by each stockholder is determined under SEC rules and is not necessarily indicative of beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power and those shares of common stock that the stockholder has the right to acquire within 60 days after March 31, 2010, including through the exercise of any equity award.  The “Percentage of Shares” column treats as outstanding all shares underlying equity awards held by the stockholder, but not shares underlying equity awards held by other stockholders.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	GEC Holdings, LLC 910 Oak Valley Drive Houston, TX 77024	5,438,265 (2)	28.0%
Common Stock	Josh Buterin 365 Kaw Lane East Lake Quivera, KS 66217	2,169,896(3)	11.2%

(1)	Based upon 19,397,125 shares of Common Stock outstanding as of March 31, 2010.
(2)	Based upon GEC Holdings, LLC Form 13D filed on March 18, 2010. Includes 2,292,070 shares for which GEC Holdings has sole dispositive power.
(3)
This amount is included in the number of shares beneficially owned by GEC Holdings, LLC.  Mr. Buterin's ownership is based on a disclosure made by Pevow in his preliminary proxy statement filed on March 18, 2010.

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

_______________________________

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

____________________________________________________________________________________________________________________________________________

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

Since January 1, 2009 there have no transactions, nor are there any currently proposed transactions, between the Company and any related persons which exceed $120,000.00 and in which any related person had or will have a direct or indirect material interest.

With the exception of Robert Panico, each of our directors satisfies the independence requirements of the SEC and Nasdaq listing standards.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the year ended December 31, 2009, the Company expects to pay PKF aggregate fees of $130,301 for auditing the annual financial statements included in the Company's Form 10-KSB and reviewing the quarterly financial statements included in the Company's Forms 10-QSB.

For the year ended December 31, 2008, the Company expects to pay PKF aggregate fees of $130,519 for auditing the annual financial statements included in the Company's Form 10-KSB and reviewing the quarterly financial statements included in the Company's Forms 10-QSB.

Audit Related Fees

The Company did not pay any fees for audit related services.

Tax Fees

The Company did not pay any fees for financial information systems design and implementation relating to the Company's fiscal years ended December 31, 2008, and 2009.  The Company paid PKF fees of $25,037 for non-audit related services, primarily for preparation of federal and state income tax returns in 2008 and paid FittsRoberts $42,394 in 2009 for the same services.

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

                                                                                                                                 GATEWAY ENERGY CORPORATION
  (Registrant)

                                                                  By:            /s/  Frederick Pevow
                                                                                           Frederick Pevow
                                                                                                                                                           President & CEO

Date:    November 15, 2010

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

As discussed in Note 13, the Company restated its previously issued consolidated financial statements for 2009 to correct a misstatement in the amount of their gain on sale of discontinued operations.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
March 24, 2010

(Except for Note 13 for which the
date is November 15, 2010)

The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS	(restated)
Current Assets
Cash and cash equivalents	$2,086,787	$1,789,029
Restricted cash	900,000	-
Accounts receivable trade	1,101,100	969,859
Notes receivable	148,088	-
Prepaid expenses and other assets	41,941	121,398
Current assets of discontinued operations	-	1,805,167
Total current assets	4,277,916	4,685,453

Property and Equipment, at cost
Gas gathering, processing and transportation	8,855,967	8,843,142
Net profits production interest	701,482	763,909
Office furniture and other equipment	150,500	143,654
	9,707,949	9,750,705
Less accumulated depreciation, depletion, and amortization	(2,785,241)	(2,371,704)
	6,922,708	7,379,001
Other Assets
Deferred tax assets, net	1,295,455	1,205,000
Intangible assets, net of accumulated amortization of $345,567 and $222,082 as of December 31, 2009 and 2008, respectively	563,032	765,337
Other	36,803	136,657
Non-current assets of discontinued operations	-	2,519,253
	1,895,290	4,626,247
Total assets	$13,095,914	$16,690,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$660,504	$776,519
Accrued expenses and other liabilities	305,549	323,100
Current maturities of long-term debt	-	1,062,000
Current maturities of capital lease	9,188	20,235
Deferred gain on sale of discontinued operations	100,800	-
Total current liabilities	1,076,041	2,181,854

Long-term capital lease, less current maturities	-	9,187
Non-current liabilities of discontinued operations	-	2,318,315
Total liabilities	$1,076,041	$4,509,356

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock – $1.00 par value; 10,000 shares authorized;
no shares issued and outstanding	-	-
Common stock – $0.25 par value; 35,000,000 shares authorized;
19,397,125 and 19,207,249 shares issued and outstanding at December 31, 2009 and 2008, respectively	4,849,281	4,801,812
Additional paid-in capital	17,395,828	17,284,485
Accumulated deficit	10,225,236	(9,904,952)
Total stockholders equity	12,019,873	12,181,345
Total liabilities and stockholders' equity	$13,095,914	$16,690,701

 The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
Operating revenues	(restated)
Sales of natural gas	$4,183,830	$12,033,817
Transportation of natural gas and liquids	2,342,479	1,788,070
Treating and other	181,665	60,589
	6,707,974	13,882,476
Operating costs and expenses
Cost of natural gas purchased	3,586,046	10,979,136
Operation and maintenance	384,009	433,577
General and administrative	2,405,400	2,424,045
Depreciation, depletion and amortization	608,394	621,252
Impairment expense	130,008	-
	7,113,857	14,458,010
Operating loss	(405,883)	(575,534)

Other income (expense)
Interest income	30,408	29,119
Interest expense	(116,699)	(157,091)
Other income (expense), net	(48,750)	1,731,155
Other income (expense)	(135,041)	1,603,183

Income (loss) from continuing operations before income taxes and discontinued operations	(540,924)	1,027,649

Provision for income taxes
Current income tax expense	36,069	35,000
Deferred income tax expense (benefit)	(195,226)	340,764
	(159,157)	375,764

Income (loss) from continuing operations	(381,767)	651,885
Net income attributable to non-controlling interest	-	(28,824)
Income (loss) from continuing operations attributable to controlling interest	(381,767)	623,061

Discontinued operations, net of taxes
Income (loss) from discontinued operations, net of taxes	(155,897)	194,480
Gain on disposal of assets, net of taxes	217,380	-
Income from discontinued operations	61,483	194,480

Net income (loss)	$(320,284)	$817,541

Basic and diluted income (loss) per share:
Continuing operations	$(0.02)	$0.03
Discontinued operations	-	0.01
Net income	$(0.02)	$0.04
Weighted average number of common shares outstanding:
Basic	19,303,488	19,126,587
Diluted	19,303,488	19,330,409

 The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2009 and 2008

			Additional
	Common Stock		Paid-in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance at January 1, 2008	19,026,665	$4,756,665	$16,460,763	$(10,909,734)	$816,222	$11,123,916
Issuance of common stock for services	10,000	2,500	6,500	-	-	9,000
Issuance of common stock and purchase of ADAC non-controlling interest	100,000	25,000	673,981	187,241	(845,046)	41,176
Stock-based compensation expense	-	-	100,891	-	-	100,891
Issuance of common stock related to exercise of stock options	70,584	17,647	42,350	-	-	59,997
Net income	-	-	-	817,541	28,824	846,365
Balance at December 31, 2008	19,207,249	4,801,812	17,284,485	(9,904,952)	-	12,181,345
Stock-based compensation expense	-	-	98,812	-	-	98,812
Issuance of common stock to directors	189,876	47,469	12,531	-	-	60,000
Net loss	-	-	-	(320,284)	-	(320,284)
Balance at December 31, 2009	19,397,125	$4,849,281	$17,395,828	$(10,225,236)	$ -	$ 12,019,873

The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2 2008
Cash flows from operating activities – continuing operations:
Income (loss) from continuing operations	(381,767)	651,885
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	608,394	621,252
Deferred tax expense (benefit)	(195,226)	340,764
Stock based compensation expense	158,812	169,888
Impairment of intangible assets	52,066	-
Impairment of net profits interest	77,942	-
Amortization of deferred loan costs	99,445	124,835
Net change in cash and cash equivalents resulting from changes in:
Trade accounts receivable	(131,241)	882,990
Prepaid expenses and other current assets	390,189	(184,831)
Accounts payable	(96,144)	(362,134)
Accrued expenses and other liabilities	(61,374)	71,732
Net cash provided by operating activities	521,096	2,316,381
Cash flows from investing activities – continuing operations
Capital expenditures	(35,186)	(29,358)
Acquisition of minority interest and net profits interest	-	(1,303,075)
Property write-offs	-	18,067
Net cash used in investing activities	(35,186)	(1,314,366)
Cash flows from financing activities – continuing operations
Proceeds from borrowings	-	1,362,000
Payments on borrowings	(1,082,233)	(1,067,370)
Restricted cash for credit facility	(900,000)	-
Deferred financing costs	(42,102)	(39,820)
Net cash provided by (used in) financing activities	(2,024,335)	254,810
Net increase (decrease) in cash and cash equivalents from continuing operations	(1,538,425)	1,256,825

Discontinued operations:
Net cash provided by (used in) discontinued operating activities	1,838,883	(1,170,934)
Net cash used in discontinued investing activities	(2,700)	(104,086)
Net increase (decrease) in cash and cash equivalents from discontinued operations	1,836,183	(1,275,020)

Cash and cash equivalents at beginning of year	1,789,029	1,807,224
Cash and cash equivalents at end of year	$2,086,787	$1,789,029

Supplemental cash flow information
Cash paid for interest – Continuing operations	$51,851	$51,025

Supplemental schedule of noncash investing and financing activities
Common stock issued for acquisition	-	70,000
Common stock issued for services	-	9,000

 The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	Nature of Business

Gateway Energy Corporation (the “Company,” or “Gateway”), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company and Gateway Processing Company and CEU TX NPI, L.L.C.  Gateway-Madisonville Pipeline, L.L.C, previously known as Gateway-ADAC Pipeline, L.L.C., is 67% owned by Gateway Pipeline Company and 33% owned by Gateway Processing Company.  The Company acquired the minority interest (33%) from the prior owner on July 3, 2008 and the Company now owns 100% of this venture. Access to the Company’s annual report on Form 10-K and Form 10-KSB, quarterly reports on Form 10-Q, the Company’s Code of Ethics, and current reports on Form 8-K are available at the Company’s website www.gatewayenergy.com.

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Cash

The restricted cash balance of $900,000 as of December 31, 2009 is related to outstanding letters of credit for gas purchases.

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

The Company determined an impairment evaluation was necessary for the Net Profits Interest due to the accumulation of costs by the producer significantly in excess of what was originally expected and due to the history of operating losses by the producer.  The Company estimated future cash flows and evaluated the likelihood of different outcomes using a probability weighted approach.  To determine the fair value of the different outcomes, we determined the sum of the undiscounted estimated future cash flows expected to result from the use of the asset.  Upon completion of the evaluation using the probability weighted outcomes, it was determined that an impairment of $77,942 was necessary.

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

	Year Ended December 31,
	2009	2008
Beginning balance	$ 2,318,315	$ 394,640
Accretion	65,549	25,921
Change in estimate	-	1,897,754
Sale of asset	(2,383,864)	-
Ending balance	$ -	$ 2,318,315

Refer to Note 8 for discussion of the change in estimate.

Refer to Note 12 for discussion of sale, effective June 30, 2009 of the Shipwreck platform.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Other Intangibles

FASB ASC Topic 350, “Intangibles, Goodwill, and Other” addresses the methods used to capitalize, amortize and to assess the impairment of intangible assets.  In evaluating the Company’s intangibles, management considered all of the criteria set forth in FASB ASC Topic 350 for determining useful life.  Management performs our annual impairment test for intangible assets in the fourth quarter of each fiscal year or when changes in circumstance indicate impairment.  No impairments were indicated as a result of impairment reviews for intangible assets in the year ended December 31, 2008.  During the third quarter of 2009, certain producers in contract with the Company at East Cameron 359 and 378A abandoned their platforms thus eliminating the value of the intangible assets.  As such, the Company recognized approximately $52,000 of impairment expense related specifically to the contracts of the producers stated above for the year ended December 31, 2009.  The following tables represent gross intangible assets and amortization expense for the year ended December 31, 2009 and estimated amortization expense for the next 5 years.

As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contracts	$ 908,599	$ (345,567)

Aggregate Amortization Expense:
For year ended 12/31/2009	$ 151,107

Estimated Amortization Expense:
For year ended 12/31/2010	$ 141,638
For year ended 12/31/2011	$ 137,230
For year ended 12/31/2012	$ 120,952
For year ended 12/31/2013	$ 103,081
For year ended 12/31/2014	$ 60,131

The weighted average amortization period is approximately two years for contract intangible assets.

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

During the second quarter of 2009, the Company made a stock grant of 189,876 shares of common stock to the Company’s Board of Directors.  The value of the stock grant calculated based on the weighted average trading price was $0.315 per share and was included in stock based compensation expense at the time of the grant.

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table represents stock option activity for the year ended December 31, 2009:

Shares	Weighted Average Exercise Price	Weighted Average Contractual Terms (in years)	Intrinsic Value of Options
Options outstanding, beginning of period	1,038,947	$0.53	3.43
Options granted	387,500	0.32	4.37
Options canceled	(147,500)	0.64	-
Options outstanding, end of period	1,278,947	$0.45	2.92	$ 5,800
Options exercisable, end of period	644,649	$0.44	2.10	$ 4,400

The following table represents stock option activity for the year ended December 31, 2008:
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Terms (in years)	Intrinsic Value of Options
Options outstanding, beginning of period	790,000	$0.43	4.18
Options granted	268,947	0.80	4.44
Options canceled	(20,000)	0.48	-
Options outstanding, end of period	1,038,947	$0.53	3.43	$ 21,650
Options exercisable, end of period	430,000	$0.40	2.92	$ 18,983

The market value of the Company’s common stock on December 31, 2009 was $0.32 per share.

The weighted-average grant-date fair value of options granted during 2009 was $0.16 for year ended December 31, 2009.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	YearEnded December 31,
	2009	2008
Weighted average number of common shares outstanding	19,303,488	19,126,587
Effect of dilutive securities	-	203,822
Weighted average dilutive common shares outstanding	19,303,488	19,330,409

Income (loss) from continuing operations	(381,767)	651,885
Income from discontinued operations, net of taxes	61,483	194,480
Net income attributable to noncontrolling interests	-	(28,824)
Net income (loss) attributable to controlling interests	$ (320,284)	$ 817,541
Basic and diluted income per common share:
Continuing operations	$ (0.02)	$ 0.03
Less: income attributable to noncontrolling interests	-	-
Discontinued operations	-	0.01
Net loss	$ (0.02)	$ 0.04

Accounting Pronouncements and Recent Regulatory Developments

The FASB issued ASC Topic 820, “Fair Value Measurements and Disclosures”. This topic:

•	Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.

•	Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term Debt

Long-term debt at December 31 consisted of the following:

	2009	2008
Revolving credit facility	$ -	$1,062,000
Less current maturities	-	(1,062,000)
	$ -	$ -
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

Letters of Credit

At December 31, 2009, the Company had $900,000 in outstanding letters of credit for gas purchases.

(5)	Income Taxes

The provision (benefit) for income taxes consisted of the following:

	2009	2008
Current expense (benefit):
U.S
Federal	$-	$-
State	36,069	35,000
Total U.S.	36,069	35,000
Total current	$36,069	$35,000

Deferred expense (benefit):
U.S
Federal	$(197,181)	$309,339
State	1,955	31,425
Total U.S.	(195,226)	340,764
Total deferred	(195,226)	340,764
Total provision (benefit) for income taxes	$(159,157)	$375,764

A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows:

	2009	2008
Tax provision at statutory rate at 35%	$(183,914)	$337,818
Add (deduct):
State income taxes, net of federal taxes	25,095	44,232
Change in deferred tax rate/true up	-	(6,707)
Other non-deductible expenses	(338)	421
	$(159,157)	$375,764

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision tax effects of temporary differences that give rise to the deferred tax assets and liabilities as of December 31, were as follows:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards.	$1,552,690	$1,427,247
AMT tax credit.	54,297	54,297
Property and equipment.	197,655	-
Stock options.	96,056	60,831
Asset retirement obligation.	-	826,479
State NOL.	41,009	41,009
Accrued bonus	7,130	-
Less: Current deferred tax asset	(7,130)	-
Less: Valuation allowance.	(41,009)	(41,009)
Total deferred tax asset	1,900,698	2,368,854

Deferred tax liabilities:
Identified intangible assets.	(146)	-
Property, plant, and equipment.	-	(558,757)
Casualty gain/loss.	(605,097)	(605,097)
Total deferred tax liability	(605,243)	(1,163,854)
Net deferred tax asset	$1,295,455	$1,205,000

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

In 2009, the Company sold its Pirates Beach and Shipwreck gathering system consisting of an offshore platform and related pipelines, as well as a related onshore facility known as the Crystal Beach terminal, which represent a disposal of a segment of its business.  Discontinued operations decreased net loss by $ 61,483 ($109,925 less tax effect of $48,442).  See Footnote 12 to the Consolidated Financial Statements.

We feel that we have sufficient positive evidence to conclude that it is more likely than not that our net deferred tax assets will be realized.  We will assess the need for a deferred tax valuation allowance on an ongoing basis considering factors such as those mentioned above as well as other relevant criteria.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Year Ending
December 31, 2009
Total minimum lease payments	$ 9,750
Less amount representing estimated executory costs (such as taxes, maintenance and insurance) including profit thereon, included in total minimum lease payments	(160)
Net minimum lease payments	9,590
Less amount representing interest	(402)
Present value of net minimum lease payments	$ 9,188
Current maturities of capital lease payments	9,188
Long-term capital lease payments, less current maturities	$ -

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

Prior to the sale of the Shipwreck Platform and based on the current market value of the asset along with the recent interest and inflation rate activity, the Company had adjusted these aforementioned assumptions.  Specifically, subsequent to hurricane Ike and in light of the recent decline in energy prices experienced during 2008, the fair value of the cost to abandon the facility was increased.  Additionally, the life of the platform was reevaluated to better approximate the estimated time until the potential abandonment occurs.  The production which flows through the platform was also a factor in the change in assumptions. It is projected to increase significantly which increases the value and life of the asset.The adjustment, recorded during the fourth quarter of 2008, increased the book value of the asset and corresponding liability.  The increase in the liability, as discussed above, better depicts the fair value of the abandonment of the asset. The adjustment itself is considered a change in estimate as defined by FASB ASC Topic 250, “Accounting Changes and Error Corrections,” which requires disclosure in the financial statements.

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized financial information for the years indicated of the Company’s reportable segments from continuing operations:

	Year Ended December 31,
	2009	2008
Onshore Operations
Revenues	$ 4,419,676	$ 12,373,321
Cost of natural gas purchased	3,586,046	10,979,136
Operation and maintenance expense	211,424	246,149
Operating margin	622,206	1,148,036
General and administrative expense	729,370	993,997
Depreciation, depletion and amortization expense	150,935	194,455
Operating loss	(258,099)	(40,416)

Interest expense	3,165	6,030
Capital expenditures	7,940	18,794
Total assets	$ 4,086,347	$ 4,510,918

Offshore Operations
Revenues	$ 2,293,298	$ 1,504,155
Operation and maintenance expense	172,585	187,428
Operating margin	2,120,713	1,316,727
General and administrative expense	1,560,773	1,416,921
Depreciation, depletion and amortization expense	416,114	420,891
Operating income (loss)	143,826	(521,085)

Capital expenditures	4,885	-
Total assets	$ 4,934,508	$ 9,139,741

Net Profits Interest
Revenues	$ (5,000)	$ 5,000
Operating margin	(5,000)	5,000
General and administrative expense	109,967	1,638
Depreciation, depletion and amortization expense	34,462	783
Operating income (loss)	(149,429)	2,579

Capital expenditures	15,515	-
Total assets	$ 666,237	$ 768,125

Corporate Operations

General and administrative expense	$ 5,290	$ 11,489
Depreciation	6,883	5,123
Operating loss	(12,173)	(16,612)

Interest expense	113,534	151,061
Capital expenditures	6,846	10,564
Total assets	$ 3,408,822	$ 2,271,917

Total
Revenues	$ 6,707,974	$ 13,882,476
Cost of natural gas purchased	3,586,046	10,979,136
Operation and maintenance expense	384,009	433,577
Operating margin	2,737,919	2,469,763
General and administrative expense	2,405,400	2,424,045
Depreciation, depletion and amortization expense	608,394	621,252
Operating loss	(275,875)	(575,534)

Interest expense	116,699	157,091
Capital expenditures	35,186	29,358
Total assets	$ 13,095,914	$ 16,690,701

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation to Net Income
Operating margin	$2,737,919	$2,469,763
Less:
Depreciation, depletion and amortization expense	608,394	621,252
Impairment expense	130,008	-
General and administrative	2,405,400	2,424,045
Interest expense	116,699	157,091
Income tax expense	-	375,764
Non-controlling interest	-	28,824
Plus:
Interest income	30,408	29,119
Other income (expense), net	(48,750)	1,731,155
Income tax benefit	159,157	-
Discontinued operations, net of taxes	(155,897)	194,480
Gain on sale of discontinued operations, net of taxes	217,380	-
Net income (loss)	$ (320,284)	$ 817,541

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

The Shipwreck/Crystal Beach Assets were sold to Impact Exploration & Production, LLC for consideration consisting of $200,000, payable in four quarterly installments, and the assumption of liabilities, including abandonment and retirement obligations, with an effective date of June 30, 2009.  We have received the first installment on the note as of December 31, 2009, but are uncertain as to the timing of the collection of the remaining three installments.  As such, we have calculated the gain on sale of assets according to ASC Topic 605 “Revenue Recognition” using the cost recovery method.  As a result of the sale, the Company recognized a pre-tax gain of $213,780 and a pre-tax deferred gain of $150,000 which will be deferred and recognized as the remaining installments are received.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following are the results of operations of the Crystal Beach Terminal and Shipwreck and Pirates’ Beach gathering systems for the periods presented:

	Year Ended December 31,
	2009	2008
Operating revenues (1)	$ 131,964 $ 750,110
Operating costs and expenses (2)	337,359	432,652
Income (loss) from discontinued operations, net of taxes	(155,897)	194,480
Gain (loss) on disposal of discontinued operations, net of taxes	217,380	-

Basic and diluted income (loss) per share from discontinued operations	$ (0.01)	$ -
Basic and diluted income per share from gain on disposal of discontinued operations	(0.01)	0.01
Total	$ -	$ 0.01

Weighted average number of common shares outstanding:
Basic	19,303,488	19,126,587
Diluted	19,303,488	19,330,409

(1)	This revenue is based on billings to producers for transportation services.

(2)	This cost is comprised of operations and maintenance expense, depreciation expense, and accretion expenses.

(13)	Restatement of Previously Issued Financial Statements

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

The Company has concluded that there were material accounting errors with respect to the gain on sale of discontinued operations related to the sale of the Shipwreck Gathering System.  The consideration for the sale was a $200,000 note, payable in four quarterly installments, and assumption of associated liabilities.  The Company was reasonably certain that it would receive the first quarterly installment on the note but not as certain to the remaining payments.  The Company has $150,000 outstanding on the note receivable and the purchaser  is delinquent on the note at the time of the amended filing.  Since we cannot estimate when the collection on the remaining note will be made, the gain is calculated according to ASC Topic 605 “Revenue Recognition”, using the cost recovery method.  As a result of this error, we have restated our consolidated balance sheet at December 31, 2009 and our consolidated statement of operations for the year ended December 31, 2009.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth the effects of the restatement on certain line items within our consolidated balance sheet at December 31, 2009 and our consolidated statement of operations for the year ended December 31, 2009:

	December 31, 2009
	As Restated	As Previously Filed

Deferred gain on sale of discontinued operations	100,800	-
TOTAL LIABILITIES	1,076,041	975,241
Accumulated deficit	(10,225,236)	(10,124,436)
TOTAL SHAREHOLDERS’ EQUITY	12,019,873	12,120,673

	Year Ended December 31, 2009
	As Restated	As Previously Filed
Gain on disposal of assets, net of tax	217,380	318,180
Income from discontinued operations	61,483	162,283
Net loss	(320,284)	(219,484)

Basic and diluted income (loss) per share:
Discontinued operations	-	0.01
Net income (loss)	(0.02)	(0.01)

(14)	Subsequent Events

The Company acquired the Hickory Creek Gathering System from Hickory Creek Gathering L.P. and Range Texas Production, LLC on January 10, 2010.  The contractual purchase of the Hickory Creek Gathering System was $3.9 million; however the cash purchase price was adjusted to $3.8 million due to transactions incurred by Hickory Creek Gathering L.P. and Range Texas Production, LLC between the effective date of November 1, 2009 and closing date of January 10, 2010.  The Company received the December 2009 revenue during January 2010 as consideration and subsequently reduced the fixed asset value resulting in total consideration of $3,737,705.  The Company began consolidating the Hickory Creek Gathering System on the acquisition date of January 10, 2010, as the Company legally transferred $3.8 million in consideration and obtained control of the assets at this time.  The transaction was accounted for according to FASB ASC 805-10-15-6.

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