Form 10-Q/A
period 2010-03-31
GATEWAY ENERGY CORP/NE
filed 2010-11-15
CIK 40194

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

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Part  I – Financial Information

EXPLANATORY NOTE

               This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 contains restated financial statements correcting an error in the financial statements contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 as originally filed with the Securities and Exchange Commission (“SEC”) on May 17, 2010.  Please see Note 11 to the Consolidated Financial Statements for a description of the accounting error which led to the restatement.  As a result of this restatement, we are also amending disclosures which appear in Part I, Item 1 Notes to the Consolidated Financial Statements and Item 4(T) Controls and Procedures.  This amended Form 10-Q also contains currently dated certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

 ITEM 1.     FINANCIAL STATEMENTS

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	March 31, 2010	December 31, 2009
ASSETS	(Unaudited) (restated)
Current Assets
Cash and cash equivalents	$1,654,030	$2,086,787
Restricted cash	250,000	900,000
Accounts receivable trade	851,712	1,101,100
Notes receivable	149,314	148,088
Prepaid expenses and other assets	191,998	41,941
Total current assets	3,097,054	4,277,916

Property and Equipment, at cost
Gas gathering, processing and transportation	11,359,163	8,855,967
Net profits production interest	701,482	701,482
Office furniture and other equipment	150,500	150,500
	12,211,145	9,707,949
Less accumulated depreciation, depletion and amortization	(2,934,365)	(2,785,241)
	9,276,780	6,922,708

Other Assets
Deferred tax assets, net	1,457,913	1,295,455
Intangible assets, net of accumulated amortization of $393,775 and $345,567 as of March 31, 2010 and December 31, 2009, respectively	1,749,334	563,032
Other	56,323	36,803
	3,263,570	1,895,290
Total assets	$15,637,404	$13,095,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$752,635	$660,504
Accrued expenses and other liabilities	320,010	305,549
Insurance notes payable	156,803	-
Current maturities of capital lease	3,651	9,188

Deferred gain on sale of discontinued operations	100,800	100,800
Total current liabilities	1,333,899	1,076,041

Long term debt, less current maturities	2,500,000	-
Total liabilities	3,833,899	1,076,041

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock – $1.00 par value; 10,000 shares authorized;
no shares issued and outstanding	-	-
Common stock – $0.25 par value; 35,000,000 shares authorized;
19,402,853 and 19,397,125 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	4,850,713	4,849,281
Additional paid-in capital	17,412,421	17,395,828
Accumulated deficit	(10,459,629)	(10,225,236)
Total stockholders’ equity	11,803,505	12,019,873
Total liabilities and stockholders’ equity	$15,637,404	$13,095,914

The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating revenues
Sales of natural gas	$1,407,489	$1,153,910
Transportation of natural gas and liquids	383,648	678,067
Treating and other	59,952	45,456
	1,851,089	1,877,433
Operating costs and expenses
Cost of natural gas purchased	1,264,376	1,025,018
Operation and maintenance	99,769	95,532
General and administrative	467,049	669,130
Acquisition costs	43,453	-
Consent proxy revocation fees	98,870	-
Depreciation, depletion and amortization	197,331	196,284
Operating loss	(319,759)	(108,531)

Other income (expense)
Interest income	7,901	4,898
Interest expense	(41,344)	(40,424)
Other income (expense), net	(14,569)	9,343
Other expense	(48,012)	(26,183)

Loss from operations before income taxes and discontinued operations	(367,771)	(134,714)

Income tax benefit	133,378	48,496

Loss from continuing operations	(234,393)	(86,218)

Discontinued operations, net of tax
Loss from discontinued operations, net of tax	-	(49,220)

Net loss	$(234,393)	$(135,438)

Basic and diluted loss per share:
Continuing operations	(0.01)	(0.01)
Discontinued operations	-	-
Net loss	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic	19,400,689	19,207,249
Diluted	19,400,689	19,207,249

The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Loss from continuing operations	$(234,393)	$(86,218)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	197,331	196,284
Deferred tax benefit	(163,504)	(40,698)
Stock based compensation expense	18,713	22,973
Amortization of deferred loan costs	7,091	32,890
Change in operating assets and liabilities:
Accounts receivable trade	249,388	(134,448)
Prepaid expenses and other assets	45,026	(81,243)
Accounts payable	91,443	(276,309)
Accrued expenses and other liabilities	14,460	10,651
Net cash provided by (used in) operating activities	225,555	(356,118)

Cash flows from investing activities
Capital expenditures	-	(25,409)
Acquisitions	(3,737,705)	-
Net cash used in investing activities	(3,737,705)	(25,409)

Cash flows from financing activities
Payments on borrowings	(43,996)	(7,174)
Proceeds from borrowings	2,500,000	-
Change in restricted cash	650,000	-
Deferred finance charges	(26,611)	(18,139)
Net cash provided by (used in) financing activities	3,079,393	(25,313)

Net decrease in cash and cash equivalents from continuing operations	(432,757)	(406,840)

Discontinued operations:
Net cash provided by discontinued operating activities	-	1,824,234
Net cash used in discontinued investing activities	-	(2,700)

Net increase in cash and cash equivalents from discontinued operations	-	1,821,534

Net increase (decrease) in cash and cash equivalents	(432,757)	1,414,694
Cash and cash equivalents at beginning of period	2,086,787	1,789,029
Cash and cash equivalents at end of period	$1,654,030	$3,203,723

Supplemental disclosures of cash flow information:
Cash paid for interest	$24,446	$17,416

Supplemental schedule of noncash investing and financing activities:
Trade note payable for insurance premiums	$195,263	$328,938
Exercise of stock options	$1,432	$-

The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-

MARCH 31, 2010

(Unaudited)

  (1)   Nature of Business

Gateway Energy Corporation (the “Company,” or “Gateway”), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company's common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG. Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company and Gateway Processing Company and CEU TX NPI, L.L.C.  Gateway-Madisonville Pipeline, L.L.C, previously known as Gateway-ADAC Pipeline, L.L.C., is 67% owned by Gateway Pipeline Company and 33% owned by Gateway Processing Company.  The Company acquired the minority interest (33%) from the prior owner on July 3, 2008 and the Company now owns 100% of this venture. Access to the Company’s annual reports on Form 10-K , quarterly reports on Form 10-Q, the Company’s Code of Ethics, and current reports on Form 8-K are available at the Company’s website, www.gatewayenergy.com.

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

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09). This update amends Topic 855 and gives a definition to SEC filers, and requires an SEC filer to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. The Company adopted the provisions of ASU 2010-09 for the period ended March 31, 2010.

 (3)    Business Combinations

Acquisition of Hickory Creek Gathering System

The Company acquired the Hickory Creek Gathering System from Hickory Creek Gathering L.P. and Range Texas Production, LLC on January 10, 2010.  The contractual purchase of the Hickory Creek Gathering System was $3.9 million; however the cash purchase price was adjusted to $3.8 million due to transactions incurred by Hickory Creek Gathering L.P. and Range Texas Production, LLC between the effective date of November 1, 2009 and closing date of January 10, 2010.  The Company received the December 2009 revenue during January 2010 as consideration and subsequently reduced the fixed asset value resulting in total consideration of $3,737,705.  The Company began consolidating the Hickory Creek Gathering System on the acquisition date as the Company legally transferred $3.8 million in consideration and obtained control of the assets at this time.  The transaction was accounted for according to FASB ASC 805-10-15-6.  Additionally, the Company incurred approximately $43,000 in acquisition costs related to due diligence associated with evaluating the asset and legal fees.

The Hickory Creek Gathering System is located in Denton County, Texas, in the core area of the Barnett Shale and currently services two significant producers.  There are currently 15 producing wells connected to the system with throughput of approximately 11,000 MMBtu per day at the time of acquisition at a fixed gathering fee for each MMBtu transported.  The purchase price has been paid by the Company utilizing a combination of available cash and the Company's existing line of credit.  We acquired Hickory Creek to expand our current onshore transportation and gathering operations.

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

Based on our analysis concerning the contracts, we concluded that the Income Approach, using an excess earnings method, offered the most reliable indication as to the fair value of the contracts.  Based on the measurement for the identifiable intangible assets acquired, we assigned $1,234,510 of the purchase price tracked by specific contracts, which will be amortized over the remaining useful life coinciding with the expected economic life of the tangible assets of 20 years.

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-

MARCH 31, 2010

(Unaudited)

Three months ended March 31, 2009
		HICKORY
	GEC	CREEK	TOTAL
Revenues	$1,877,433	$51,007	$1,928,440
Operating costs and other expenses	2,012,147	30,305	2,042,452
Income (loss) from continuing operations before taxes	(134,714)	20,702	(114,012)
Income tax benefit (expense)	48,496	(7,039)	41,457
Loss from discontinued operations	(49,220)	-	(49,220)
Net income (loss)	$(135,438)	$13,663	$(121,775)

Basic and diluted earnings per share	$(0.01)	$-	$(0.01)

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

The Shipwreck/Crystal Beach Assets were sold to Impact Exploration & Production, LLC for consideration consisting of $200,000, payable in four quarterly installments, and the assumption of liabilities, including abandonment and retirement obligations with an effective date of June 30, 2009.  As we are uncertain as to the timing of the remaining collection of the note, we have calculated the gain on sale of assets according to ASC Topic 605 “Revenue Recognition” using the cost recovery method.  As a result of the sale, the Company recognized a pre-tax gain $213,781 for the year ended December 31, 2009 and a pre-tax deferred gain of $150,000 which will be deferred and recognized as the remaining installments are received.

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

	Three Months Ended March 31,
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

Revolving Credit Facility

On December 7, 2009, the Company entered into a Credit Agreement (the “Agreement”) with Meridian Bank, Texas (“Meridian”), regarding a revolving credit facility provided by Meridian to the Company.  The original borrowing base under the Agreement had been established at $3 million, which may be increased at the discretion of Meridian to an amount not to exceed $6 million.  This credit facility replaces the Company’s prior credit facility.  The credit facility is secured by all of the Company’s assets and originally has a term of 39 months maturing on April 30, 2012.  The credit facility contains financial covenants defining various financial measures and levels of these measures with which the Company is in compliance.  Interest on outstanding balances will accrue at the Wall Street Journal prime rate, plus one and a half percent, with a minimum rate of 5.50% payable monthly.  The principal is due upon maturity.  Unused borrowing base fees are 0.50% per year of the average for the period of calculation of an amount determined daily equal to the difference between the borrowing base and the aggregate outstanding principal balance of the facility.  This amount is paid quarterly.  As of March 31, 2010, there was a $2,500,000 outstanding balance on the facility.

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

 (10)    Segments, Major Customers and Concentrations

All of the Company’s operations are in the domestic U.S., including the Gulf of Mexico in Texas and federal waters.  The Company’s management reviews and evaluates the operations separately of the three main segments, Onshore Operations, Offshore Operations, and Net Profits Interest.  Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance.  Onshore Operations include natural gas gathering, transportation and distribution activities in Texas.  Offshore Operations include natural gas and liquid hydrocarbon gathering and transportation activities in the Gulf of Mexico in Texas and Louisiana as well as federal waters.  Net Profits Interest includes the 9.1% net profits interest in the Madisonville Field.  The principal markets for the Onshore segment are affiliates of large intrastate and interstate pipeline companies and industrial customers; and for the Offshore segment they are affiliates of large intrastate and interstate pipeline companies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-

MARCH 31, 2010

(Unaudited)

 (11)    Restatement of Previously Issued Financial Statements

               On November 8, 2010, the Company’s Audit Committee concluded that our consolidated financial statements for the quarters ended June 30, 2009, September 30, 2009, March 31, 2010, and June 30, 2010 and year ended December 31, 2009 should be restated because we incorrectly recorded the full amount of the gain on sale of discontinued operations related to the sale of the Shipwreck Gathering System in June 2009.  The Company’s management concluded that a portion of the gain should have been deferred and that the associated transactions were incorrectly accounted for under U.S. generally accepted accounting principles (“GAAP”).

The Company has concluded that there were material accounting errors with respect to the gain on sale of discontinued operations related to the sale of the Shipwreck Gathering System.  The consideration for the sale was a $200,000 note, payable in four quarterly installments, and assumption of associated liabilities.  The Company was reasonably certain that it would receive the first quarterly installment on the note but not as certain to the remaining payments.  The Company has $150,000 outstanding on the note receivable and the purchaser is delinquent on the note at the time of the amended filing.  Since we cannot estimate when the collection on the remaining note will be made, the gain is calculated according to ASC Topic 605 “Revenue Recognition”, using the cost recovery method.  As a result of this error, we have restated our consolidated balance sheet at March 31, 2010.

The following tables set forth the effects of the restatement on certain line items within our consolidated balance sheet at March 31, 2010:

	March 31, 2010
	As Restated	As Previously Filed

Deferred gain on sale of discontinued operations	100,800	-
Total Current Liabilities	1,333,899	1,233,099
TOTAL LIABILITIES	3,833,899	3,733,099
Accumulated deficit	(10,459,629)	(10,358,829)
TOTAL SHAREHOLDERS’ EQUITY	11,803,505	11,904,305

Item  2.   Management's Discussion and Analysis or Plan of Operations.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s significant estimates include depreciation of long-lived assets, amortization of deferred loan costs, valuation of the Shipwreck asset retirement obligation, deferred tax valuation allowance, valuation of assumed liabilities, intangible lives, pipeline asset allocations, and valuation of stock based transactions.  Actual results could differ from those estimates.

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

Operating margins for onshore operations increased in the first quarter by $216,000 from the same period of the prior year.  The increase was primarily due to transportation revenues on the newly acquired Hickory Creek gathering system with consistent sales on the Waxahachie distribution system and Madisonville pipeline.

Offshore Operations

	Three Months Ended March 31,
	2010	2009
Revenues	$177,933	$646,852
Operating margin	136,078	608,535
Depreciation and amortization	102,014	140,879

Operating margins for offshore operations decreased in the first quarter by $472,000 from the same period of the prior year.  The decrease was due to decreased throughput on the Company’s East Cameron 359 pipeline and Bolivar pipeline, offset by increased throughput at the South Marsh Island 141 pipeline.  The East Cameron 359 pipeline operating margin for the three months ended March 31, 2009 was favorably impacted by temporary volumes as an alternate pipeline for several producers while the main Sea Robin pipeline used was temporarily out of service.  The Sea Robin pipeline used by the producers is now active, and the East Cameron 359 system is no longer being used as an alternate route.  The Company’s High Island 389 system has been out of service since Hurricane Ike and was back online in late April 2010.  The Company’s East Cameron 121 and East Cameron 381 systems increased their volumes transported in late April 2010 due to an additional production coming online.

Net Profits Interest

	Three Months Ended March 31,
	2010	2009
Revenues	$-	$13,541
Operating margin	-	13,541
Depletion	6,090	5,755

The Net Profits Interest operating margin decreased in the first quarter by $13,541.  The Company purchased this Net Profits Interest in the Madisonville Field on December 22, 2008.  Unless the price of natural gas increases or the operator completes pre-announced work-overs to increase production in the Madisonville Field, the Company will not recognize an operating margin from this interest

Operations Support and Other Income (Expense)

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

	Quarter Ended March 31,
	2010	2009
Salaries and employee related costs	$183,998	$217,523
Accounting, tax, and legal costs	94,011	127,118
Insurance costs	54,240	134,253
Investor relation costs	28,784	27,961
Other general and administrative costs	106,016	162,275
Total general and administrative costs	$467,049	$669,130

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

The Company had available cash of $1,654,030 at March 31, 2010.

Net cash provided by continuing operating activities totaled approximately $225,555 for the three months ended March 31, 2010, compared to net cash used of $356,000 during the same period of the previous year.  The increase in cash provided by operating activities is primarily due to an increase in cash from changes in operating assets and liabilities of $882,000 offset by an increased net loss from continuing operations of $148,000 and increased deferred tax benefit of $123,000.

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

On December 7, 2009, the Company entered into a Credit Agreement (the “Agreement”) with Meridian Bank, Texas (“Meridian”), regarding a revolving credit facility provided by Meridian to the Company.  The original borrowing base under the Agreement had been established at $3 million, which may be increased at the discretion of Meridian to an amount not to exceed $6 million.  This credit facility replaces the Company’s prior credit facility.  The credit facility is secured by all of the Company’s assets and originally had a term of 39 months maturing on April 30, 2012.  The credit facility contains financial covenants defining various financial measures and levels of these measures with which the Company is in compliance.  Interest on outstanding balances accrues at the Wall Street Journal prime rate, plus one and a half percent, with a minimum rate of 5.50% payable monthly.  The principal is due upon maturity.  Unused borrowing base fees are 0.50% per year of the average for the period of calculation of an amount determined daily equal to the difference between the borrowing base and the aggregate outstanding principal balance of the facility.  This amount is paid quarterly.  As of March 31, 2010, there was a $2,500,000 balance on the facility.

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

               As described elsewhere herein, in November 2010 we determined that our financial statements for the year ended December 31, 2009 contained accounting errors in our gain recognition procedures for the gain on sale of discontinued operations.  As a result, management determined that a restatement was required of our financial statements for the quarters ended June 30, 2009 and September 30, 2009 and for the year ended December 31, 2009.  The restatement of our quarterly reports for the periods ended March 31, 2010 and June 30, 2010 were necessary to reflect the effects of the December 31, 2009 restatement.  Because of this error, our principal executive officer and our principal financial officer have subsequently concluded that our disclosure controls and procedures were not effective at March 31, 2010 as a result of a material weakness in our internal control over financial reporting which led to the restatement of our financial statements.  This weakness was a result of our incorrect conclusion regarding the correct method of accounting for gain recognition in connection with the sale of discontinued operations.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.  We have outlined procedures discussed below designed to prevent these specific errors from occurring in the future.

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