Form 10-Q/A
period 2010-06-30
GATEWAY ENERGY CORP/NE
filed 2010-11-15
CIK 40194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Part	I – Financial Information

Item	1.	Financial Statements	4
		Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	4
		Consolidated Statements of Operations (Unaudited) for the three and six month periods ended June 30, 2010 and June 30, 2009	5
		Consolidated Statements of Cash Flows (Unaudited) for the six month periods ended June 30, 2010 and June 30, 2009	6
		Notes to Consolidated Financial Statements (Unaudited)	7
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item	4.	Controls and Procedures	20

Part	II – Other Information		21

Item	1.	Legal Proceedings	21
Item	1A.	Risk Factors	21
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item	3.	Defaults Upon Senior Securities	21
Item	4.	(Removed and Reserved)	21
Item	5.	Other Information	21
Item	6.	Exhibits	21

Signatures			22

EXPLANATORY NOTE

               This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 contains restated financial statements correcting an error in the financial statements contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 as originally filed with the Securities and Exchange Commission (“SEC”) on August 16, 2010.  Please see Note 9 to the Consolidated Financial Statements for a description of the accounting error which led to the restatement.  As a result of this restatement, we are also amending disclosures which appear in Part I, Item 1, Notes to the Consolidated Financial Statements and Item 4(T) Controls and Procedures.  This amended Form 10-Q also contains currently dated certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GATEWAY ENERGY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	June 30, 2010	December 31, 2009
ASSETS	(Unaudited) (Restated)
Current Assets
Cash and cash equivalents	$520,340	$2,086,787
Restricted cash	250,000	900,000
Accounts receivable trade	759,042	1,101,100
Notes receivable	150,000	148,088
Prepaid expenses and other assets	245,310	41,941
Total current assets	1,924,692	4,277,916

Property and Equipment, at cost
Gas gathering, processing and transportation	11,359,163	8,855,967
Net profits production interest	701,482	701,482
Office furniture and other equipment	150,500	150,500
	12,211,145	9,707,949
Less accumulated depreciation, depletion and amortization	(3,049,168)	(2,785,241)
	9,161,977	6,922,708

Other Assets
Deferred tax assets, net	1,840,671	1,295,455
Intangible assets, net of accumulated amortization of $447,928 and $345,567 as of June 30, 2010 and December 31, 2009, respectively	1,695,181	563,032
Other	51,265	36,803
	3,587,117	1,895,290
Total assets	$14,673,786	$13,095,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$854,457	$660,504
Accrued expenses and other liabilities	258,096	305,549
Insurance notes payable	162,650	-
Current maturities of capital lease	-	9,188
Deferred gain on sale of discontinued operations	100,800	100,800
Total current liabilities	1,376,003	1,076,041

Long-term debt, less current maturities	2,500,000	-
Total liabilities	3,876,003	1,076,041

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock – $1.00 par value; 10,000 shares authorized;
no shares issued and outstanding	-	-
Common stock – $0.25 par value; 35,000,000 shares authorized;
19,402,853 and 19,397,125 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	4,850,713	4,849,281
Additional paid-in capital	17,363,708	17,395,828
Accumulated deficit	(11,416,638)	(10,225,236)
Total stockholders’ equity	10,797,783	12,019,873
Total liabilities and stockholders’ equity	$14,673,786	$13,095,914
The accompanying notes are an integral part of these financial statements.

 GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenues
Sales of natural gas	$1,189,028	$932,234	$2,596,517	$2,086,144
Transportation of natural gas and liquids	438,502	711,606	822,150	1,386,755
Treating and other	168,433	96,903	335,796	237,300
	1,795,963	1,740,743	3,754,463	3,710,199
Operating costs and expenses
Cost of natural gas purchased	1,036,816	761,678	2,301,191	1,786,696
Operation and maintenance	205,125	186,850	412,305	374,405
General and administrative	350,472	743,082	817,524	1,412,212
Acquisition costs	-	-	43,453	-
Consent solicitation and severance costs	1,444,092	-	1,542,962	-
Depreciation, depletion and amortization	168,958	141,600	366,289	302,652
	3,205,463	1,833,210	5,483,724	3,875,965
Operating loss	(1,409,500)	(92,467)	(1,729,261)	(165,766)

Other income (expense)
Interest income	2,589	6,622	10,492	11,520
Interest expense	(41,917)	(43,407)	(83,261)	(83,831)
Other income, net	55,883	32,401	41,314	41,744
Other income (expense)	16,555	(4,384)	(31,455)	(30,567)

Loss from operations before income taxes and discontinued operations	(1,392,945)	(96,851)	(1,760,716)	(196,333)

Income tax benefit	435,936	2,914	569,314	79,096

Loss from continuing operations	(957,009)	(93,937)	(1,191,402)	(117,237)

Discontinued operations, net of taxes
Loss from discontinued operations, net of taxes	-	(39,255)	-	(151,393)
Gain on disposal of assets, net of taxes	-	224,197	-	224,197
Income from discontinued operations	-	184,942	-	72,804

Net income (loss)	$(957,009)	$91,005	$(1,191,402)	$(44,433)

Basic and diluted income (loss) per share:
Continuing operations	$(0.05)	$-	$(0.06)	$(0.01)
Discontinued operations	-	0.01	-	-
Net income (loss)	$(0.05)	$0.01	$(0.06)	$(0.01)

Weighted average number of common shares outstanding:
Basic	19,402,853	19,209,336	19,401,777	19,208,298
Diluted	19,402,853	19,219,611	19,401,777	19,223,033

The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Loss from continuing operations	$(1,191,402)	$(117,237)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	366,289	302,652
Deferred tax benefit	(581,811)	(90,000)
Stock based compensation expense (forfeiture adjustment)	(30,000)	108,253
Amortization of deferred loan costs	12,149	67,813
Change in operating assets and liabilities:
Accounts receivable trade	342,058	16,706
Prepaid expenses and other assets	99,483	201,527
Accounts payable	193,265	(351,912)
Accrued expenses and other liabilities	(56,269)	(52,037)
Net cash provided by (used in) operating activities	(846,238)	85,765

Cash flows from investing activities
Capital expenditures	-	(25,817)
Acquisitions	(3,737,705)	-
Net cash used in investing activities	(3,737,705)	(25,817)

Cash flows from financing activities
Payments on borrowings	(105,893)	(231,684)
Proceeds from borrowings	2,500,000	-
Change in restricted cash	650,000	(1,750,000)
Deferred finance charges	(26,611)	(18,139)
Net cash provided by (used in) financing activities	3,017,496	(1,999,823)

Net decrease in cash and cash equivalents from continuing operations	(1,566,447)	(1,939,875)

Discontinued operations:
Net cash provided by discontinued operating activities	-	1,803,065
Net cash used in discontinued investing activities	-	(2,700)

Net increase in cash and cash equivalents from discontinued operations	-	1,800,365

Net decrease in cash and cash equivalents	(1,566,447)	(139,510)
Cash and cash equivalents at beginning of period	2,086,787	1,789,029
Cash and cash equivalents at end of period	$520,340	$1,649,519

Supplemental disclosures of cash flow information:
Income taxes paid	$32,467	$33,000
Cash paid for interest	$61,243	$36,172

Supplemental schedule of noncash investing and financing activities:
Trade note payable for insurance premiums	$259,356	$328,938
Exercise of stock options	$1,432	$-

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

Concentrations of Credit Risk

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits.  Additionally, the Company maintains credit on account for customers. The Company has not experienced material losses in such accounts.

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average number of common shares outstanding	19,402,853	19,209,336	19,401,777	19,208,298
Effect of dilutive securities	-	10,275	-	14,735
Weighted average dilutive common shares outstanding	19,402,853	19,219,611	19,401,777	19,223,033

Net loss from continuing operations	$(957,009)	$(93,937)	$(1,191,402)	$(117,237)
Net income from discontinued operations	-	184,942	-	72,804
Net income (loss)	$(957,009)	$91,005	$(1,191,402)	$(44,433)
Basic and diluted income (loss) per common share:
Continuing operations	$(0.05)	$-	$(0.06)	$(0.01)
Discontinued operations	-	0.01	-	-
Net income (loss)	$(0.05)	$0.01	$(0.06)	$(0.01)

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Three months ended June 30, 2009
	GATEWAY	HICKORY CREEK	TOTAL
Revenues	$1,740,743	$36,861	$1,777,604
Operating costs and other expenses	1,837,594	30,305	1,867,899
Income (loss) from continuing operations before taxes	(96,851)	6,556	(90,295)
Income tax benefit (expense)	2,914	(2,229)	685
Income from discontinued operations	184,942	-	184,942
Net income	$91,005	$4,327	$95,332

Basic and diluted earnings per share	$0.01	$-	$0.01

Six months ended June 30, 2009
	GATEWAY	HICKORY CREEK	TOTAL
Revenues	$3,710,199	$87,868	$3,798,067
Operating costs and other expenses	3,906,532	60,610	3,967,142
Income (loss) from continuing operations before taxes	(196,333)	27,258	(169,075)
Income tax benefit (expense)	79,096	(9,268)	69,828
Income from discontinued operations	72,804	-	72,804
Net income	$(44,433)	$17,990	$(26,443)

Basic and diluted earnings per share	$-	$-	$0.01

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(Unaudited)

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

Long-term Debt and Notes Payable

Long-term debt and notes payable at June 30, 2010 consisted of the following:

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Summarized financial information for the years indicated of the Company’s reportable segments from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Onshore Operations
Revenues	$1,423,474	$993,002	$3,096,630	$2,210,042
Cost of natural gas purchased	1,036,816	761,678	2,301,191	1,786,696
Operation and maintenance expense	58,923	54,006	116,837	111,221
Operating margin	327,735	177,318	678,602	312,125
General and administrative expense	598	-	598	-
Depreciation and amortization expense	60,029	24,197	147,497	72,000
Operating income	267,108	153,121	530,507	240,125

Interest expense	41	891	354	1,968
Capital expenditures and acquisitions	-	408	3,737,705	6,826

Total assets	8,198,623	4,027,882	8,198,623	4,027,882

Offshore Operations
Revenues	$372,489	$762,091	$657,833	$1,500,966
Operation and maintenance expense	146,202	132,844	295,468	263,184
Operating margin	226,287	629,247	362,365	1,237,782
Depreciation and amortization expense	102,015	105,648	204,029	211,295
Operating income	124,272	523,599	158,336	1,026,487

Interest expense	-	-	-	-
Capital expenditures and acquisitions	-	-	-	-

Total assets	4,251,979	5,431,944	4,251,979	5,431,944

Net Profits Interest
Revenues (loss)	$-	$(14,350)	$-	$(809)
Operating margin (loss)	-	(14,350)	-	(809)
General and administrative expense	598	-	598	-
Depletion expense	5,153	10,157	11,242	15,912
Operating loss	5,751	24,507	11,840	16,721

Interest expense	-	-	-	-
Capital expenditures and acquisitions	-	-	-	15,515

Total assets	654,995	766,920	654,995	766,920
Corporate Operations
General and administrative expenses	$349,276	$743,082	$816,328	$1,412,212
Acquisition costs	-	-	43,453	-
Consent solicitation and severance costs	1,444,092	-	1,542,962	-
Depreciation and amortization expense	1,761	1,598	3,521	3,445
Operating loss	1,795,129	744,680	2,406,264	1,415,657

Interest expense	41,876	42,516	82,907	81,863
Capital expenditures and acquisitions	-	-	-	3,476

Total assets	1,568,189	4,026,707	1,568,189	4,026,707

Total
Revenues	$1,795,963	$1,740,743	$3,754,463	$3,710,199
Cost of natural gas purchased	1,036,816	761,678	2,301,191	1,786,696
Operation and maintenance expense	205,125	186,850	412,305	374,405
Operating margin	554,022	792,215	1,040,967	1,549,098
General and administrative expense	350,472	743,082	817,524	1,412,212
Acquisition costs	-	-	43,453	-
Consent solicitation and severance costs	1,444,092	-	1,542,962	-
Depreciation, depletion and amortization	168,958	141,600	366,289	302,652
Operating loss	(1,409,500)	(92,467)	(1,729,261)	(165,766)

Interest expense	41,917	43,407	83,261	83,831
Capital expenditures and acquisitions	-	408	3,737,705	25,817

Total assets	14,673,786	14,253,453	14,673,786	14,253,453

Reconciliation to net income
Operating margin	$554,022	$792,215	$1,040,967	$1,549,098
Less:
Depreciation, depletion and amortization	168,958	141,600	366,289	302,652
General and administrative	350,472	743,082	817,524	1,412,212
Acquisition costs	-	-	43,453	-
Consent solicitation and severance costs	1,444,092	-	1,542,962	-
Interest expense	41,917	43,407	83,261	83,831
Plus:
Interest income	2,589	6,622	10,492	11,520
Income tax benefit	435,936	2,914	569,314	79,096
Discontinued operations, net of taxes	-	(39,255)	-	(151,393)
Gain on disposal of discontinued operations – net of taxes	-	224,197	-	224,197
Other income, net	55,883	32,401	41,314	41,744
Net income (loss)	$(957,009)	$91,005	$(1,191,402)	$(44,433)

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9)   Restatement of Previously Issued Financial Statements

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

The Company has concluded that there were material accounting errors with respect to the gain on sale of discontinued operations related to the sale of the Shipwreck Gathering System.  The consideration for the sale was a $200,000 note, payable in four quarterly installments, and assumption of associated liabilities.  The Company was reasonably certain that it would receive the first quarterly installment on the note but not as certain to the remaining payments.  The Company has $150,000 outstanding on the note receivable and the purchaser is delinquent on the note at the time of the amended filing.  Since we cannot estimate when the collection on the remaining note will be made, the gain is calculated according to ASC Topic 605 “Revenue Recognition”, using the cost recovery method.  As a result of this error, we have restated our consolidated balance sheet at June 30, 2010.

The following tables set forth the effects of the restatement on certain line items within our consolidated balance sheet at June 30, 2010:

	June 30, 2010
	As Restated	As Previously Filed

Deferred gain on sale of discontinued operations	100,800	-
Total Current Liabilities	1,376,003	1,275,203
TOTAL LIABILITIES	3,876,003	3,775,203
Accumulated deficit	(11,416,638)	(11,315,838)
TOTAL SHAREHOLDERS’ EQUITY	10,797,783	10,898,583

(10)        Subsequent Events

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s significant estimates include depreciation of long-lived assets, amortization of deferred loan costs, deferred tax valuation allowance, valuation of assumed liabilities, intangible lives, pipeline asset allocations, and valuation of stock based transactions.  Actual results could differ from those estimates.

Results of Operations

General

 The Company evaluates its segments based on operating margin, which is defined as revenues less cost of purchased gas and operating and maintenance expenses.  Such amounts are before general and administrative expense, depreciation, depletion and amortization expense, interest income or expense or income taxes.  Operating margin is not a GAAP measure but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to operating income, which is its nearest comparable GAAP financial measure, is included in footnote 8 to the consolidated financial statements.

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

Operating margins for onshore operations increased in the second quarter by approximately $150,000 from the same period of the prior year.  The increase was primarily due to transportation revenues on the newly acquired Hickory Creek gathering system, which generated operating margin of approximately $179,000, offset by a slight decrease in margin on the Waxahachie distribution system due to lower sales and Madisonville pipeline due to the natural decline of the field.

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

Other income for the three months ended June 30, 2010 was primarily comprised of a refund related to 2009 insurance of approximately $15,000 and a true-up of operating expenses that were over-expensed in 2009 of approximately $21,000.  Other income for the three months ended June 30, 2009 was comprised of an adjustment to accumulated depreciation and depreciation expense affecting prior years of approximately $33,000.

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

Operating margins for onshore operations for the six months ended June 30, 2010 increased by approximately $366,000 from the same period of the prior year.  The increase was primarily due to transportation revenues on the newly acquired Hickory Creek gathering system, which generated operating margin of approximately $386,000, offset by a slight decrease in margin on the Waxahachie distribution system from lower sales and Madisonville pipeline due to the natural decline of the field.

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

 Other income for the six months ended June 30, 2010 was primarily comprised of a refund related to 2009 insurance of approximately $15,000 and a true-up of operating expenses that were over-expensed in 2009 of approximately $21,000.  Other income for the six months ended June 30, 2009 was comprised of an adjustment to accumulated depreciation and depreciation expense affecting prior years of approximately $33,000.

Liquidity and Capital Resources

The Company had available cash of $520,340 at June 30, 2010.

Net cash used in continuing operating activities totaled approximately $846,000 for the six months ended June 30, 2010, compared to net cash provided by continuing operating activities of $86,000 during the same period of the previous year.  The increase in net cash used is primarily due to the significant cash severance and proxy solicitation costs paid during the second quarter 2010.

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

               As described elsewhere herein, in November 2010 we determined that our financial statements for the year ended December 31, 2009 contained accounting errors in our gain recognition procedures for the gain on sale of discontinued operations.  As a result, management determined that a restatement was required of our financial statements for the quarters ended June 30, 2009 and September 30, 2009 and for the year ended December 31, 2009.  The restatement of our quarterly reports for the periods ended March 31, 2010 and June 30, 2010 were necessary to reflect the effects of the December 31, 2009 restatement.  Because of this error, our principal executive officer and our principal financial officer have subsequently concluded that our disclosure controls and procedures were not effective at June 30, 2010 as a result of a material weakness in our internal control over financial reporting which led to the restatement of our financial statements.  This weakness was a result of our incorrect conclusion regarding the correct method of accounting for gain recognition in connection with the sale of discontinued operations.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.  We have outlined procedures discussed below designed to prevent these specific errors from occurring in the future.

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