Form 10-Q
period 2010-09-30
GATEWAY ENERGY CORP/NE
filed 2010-11-15
CIK 40194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2010

OR

               [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

__________to __________

Commission File Number                       000-06404

GATEWAY ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	44-0651207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1415 Louisiana Street, Suite 4100

Houston, TX 77002	77002
(Address of principal executive offices)	(Zip Code)

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

As of November 10, 2010, the registrant had 19,452,853 shares of its common stock, par value $0.25 per share, outstanding.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Part	I – Financial Information

Item	1.	Financial Statements	3
		Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	3
		Consolidated Statements of Operations (Unaudited) for the three and nine month periods ended September 30, 2010 and September 30, 2009	4
		Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended September 30, 2010 and September 30, 2009	5
		Notes to Consolidated Financial Statements (Unaudited)	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item	4.	Controls and Procedures	20

Part	II – Other Information		21

Item	1.	Legal Proceedings	21
Item	1A.	Risk Factors	21
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item	3.	Defaults Upon Senior Securities	21
Item	4.	(Removed and Reserved)	21
Item	5.	Other Information	21
Item	6.	Exhibits	21

Signatures			22

PART I – FINANCIAL INFORMATION

 Item 1.  Financial Statements

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$303,207	$2,086,787
Restricted cash	250,000	900,000
Accounts receivable trade	645,038	1,101,100
Notes receivable	150,000	148,088
Prepaid expenses and other assets	225,818	41,941
Total current assets	1,574,063	4,277,916

Property and Equipment, at cost
Gas gathering, processing and transportation	11,355,494	8,855,967
Net profits production interest	701,482	701,482
Office furniture and other equipment	158,029	150,500
	12,215,005	9,707,949
Less accumulated depreciation, depletion and amortization	(3,179,722)	(2,785,241)
	9,035,283	6,922,708
Other Assets
Deferred tax assets, net	1,998,014	1,295,455
Intangible assets, net of accumulated amortization of $498,564 and $345,567 as of September 30, 2010 and December 31, 2009, respectively	1,644,545	563,032
Other	46,208	36,803
	3,688,767	1,895,290
Total assets	$14,298,113	$13,095,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$537,360	$660,504
Accrued expenses and other liabilities	305,945	305,549
Insurance notes payable	76,169	-
Current maturities of capital lease	-	9,188
Deferred gain on sale of discontinued operations	100,800	100,800
Total current liabilities	1,020,274	1,076,041

Long-term debt, less current maturities	2,500,000	-
Total liabilities	3,520,274	1,076,041

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock – $1.00 par value; 10,000 shares authorized;
no shares issued and outstanding	-	-
Common stock – $0.25 par value; 35,000,000 shares authorized;
19,402,853 and 19,397,125 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	4,850,713	4,849,281
Additional paid-in capital	17,384,477	17,395,828
Accumulated deficit	(11,457,351)	(10,225,236)
Total stockholders’ equity	10,777,839	12,019,873
Total liabilities and stockholders’ equity	$14,298,113	$13,095,914

The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenues
Sales of natural gas	$1,274,468	$917,957	$3,870,984	$3,004,101
Transportation of natural gas and liquids	354,742	480,932

1,176,893

1,867,686

Treating and other	175,107	174,540	510,902	411,840
	1,804,317	1,573,429	5,558,779	5,283,627
Operating costs and expenses
Cost of natural gas purchased	1,108,398	777,747

3,409,588

2,564,444

Operation and maintenance	229,407	195,129

641,714

569,531

Depreciation, depletion and amortization	181,190	159,460

547,477

462,115

Impairment expense	-	52,066	-	52,066
General and administrative	378,082	574,946	1,195,607	1,987,162
Acquisition costs	3,570	-

47,023

-

Consent solicitation and severance costs	7,669	-

1,550,631

-

	1,908,316	1,759,348	7,392,040	5,635,318

Operating loss	(103,999)	(185,919)

(1,833,261

)

(351,691

)

Other income (expense)
Interest income	564	10,839

11,056

22,363

Interest expense	(42,764)	(30,211)

(126,025

)

(114,042

)

Other income (expense), net	(4,026)	(1,531)	37,287	40,214
Other expense	(46,226)	(20,903)	(77,682)	(51,465)

Loss from operations before income taxes and discontinued operations	(150,225)	(206,822)

(1,910,943

			)

(403,156

				)

Income tax benefit	109,514	53,622	678,828	132,718

Loss from continuing operations	(40,711)	(153,200)

(1,232,115

			)

(270,438

				)

Discontinued operations, net of taxes
Loss from discontinued operations, net of taxes	-	(4,504)	-	(155,897)
Gain on disposal of assets, net of taxes	-	15,976	-	240,172
Income from discontinued operations	-	11,472	-	84,275

Net loss	$(40,711)	$(141,728)	$(1,232,115)	$(186,163)

Basic and diluted income (loss) per share:
Continuing operations	$-	$(0.01)	$(0.06)	$(0.01)
Discontinued operations	-	-	-	-
Net loss	$-	$(0.01)	$(0.06)	$(0.01)

Weighted average number of common shares outstanding:
Basic	19,402,853	19,397,125	19,402,140	19,271,932
Diluted	19,402,853	19,397,125	19,402,140	19,271,932

The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Loss from continuing operations	$(1,232,115)	$(270,438)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	547,477	462,115
Loss on disposal of property and equipment	3,668	-
Impairment of intangible assets	-	52,066
Deferred tax benefit	(725,873)	(126,082)
Stock based compensation expense (forfeiture adjustment)	(9,231)	133,532
Amortization of deferred loan costs	17,206	93,633

Change in operating assets and liabilities:
Accounts receivable trade	456,062	(132,652)
Prepaid expenses and other assets	154,648	536,067
Accounts payable	(123,832)	(345,037)
Accrued expenses and other liabilities	(7,372)	(33,127)
Net cash provided by (used in) operating activities	(919,362)	370,077

Cash flows from investing activities
Capital expenditures	(7,528)	(28,552)
Deposit for acquisition	(50,000)	-
Acquisitions	(3,737,705)	-
Net cash used in investing activities	(3,795,233)	(28,552)

Cash flows from financing activities
Payments on borrowings	(192,374)	(1,403,036)
Proceeds from borrowings	2,500,000	-
Change in restricted cash	650,000	(900,000)
Deferred finance charges	(26,611)	(18,139)
Net cash provided by (used in) financing activities	2,931,015	(2,321,175)

Net decrease in cash and cash equivalents from continuing operations	(1,783,580)	(1,979,650)

Discontinued operations:
Net cash provided by discontinued operating activities	-	1,813,532
Net cash used in discontinued investing activities	-	(2,700)

Net increase in cash and cash equivalents from discontinued operations	-	1,810,832

Net decrease in cash and cash equivalents	(1,783,580)	(168,818)
Cash and cash equivalents at beginning of period	2,086,787	1,789,029
Cash and cash equivalents at end of period	$303,207	$1,620,211

Supplemental disclosures of cash flow information:
Income taxes paid	$50,118	$43,000
Cash paid for interest	$98,756	$52,270

Supplemental schedule of noncash investing and financing activities:
Trade note payable for insurance premiums	$259,356	$328,938
Exercise of stock options	$1,432	$-

                                               The accompanying notes are an integral part of these financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)             Nature of Business

Gateway Energy Corporation (the “Company,” “Gateway” or “we”), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992. The Company’s common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG.  Gateway is engaged in the midstream natural gas business. We own and operate natural gas distribution, gathering and transportation pipeline systems located onshore in the continental United States and offshore in federal and state waters of the Gulf of Mexico.

Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Gateway Processing Company, Gateway Pipeline USA Corporation and CEU TX NPI, L.L.C.  Gateway-Madisonville Pipeline, L.L.C., previously known as Gateway-ADAC Pipeline, L.L.C., is 67% owned by Gateway Pipeline Company and 33% owned by Gateway Processing Company.  Access to the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, the Company’s Code of Ethics and current reports on Form 8-K are available at the Company’s website, www.gatewayenergy.com.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s significant estimates include depreciation of long-lived assets, amortization of deferred loan costs, deferred tax valuation allowance, valuation of assumed liabilities, intangible lives, pipeline asset allocations, and valuation of stock based transactions.  Actual results could differ from those estimates.

Principles of Consolidation

The Company consolidates the financial statements of its majority owned and wholly owned subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations in accordance with GAAP.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009 in our annual report on Form 10-K.

               In connection with our preparation of the consolidated financial statements, we evaluated events that occurred subsequent to September 30, 2010, for recognition or disclosure in our financial statements and notes to our financial statements.

 Property and Equipment

Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period.  Additions and improvements that add to the productive capacity or extend the useful life of an asset are

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  Property and equipment, as of September 30, 2010, included $75,556 of equipment financed under a capital lease, net of $24,444 of accumulated amortization.  Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 6 to 30 years for pipeline systems, gas plant and processing equipment, and from 2 to 10 years for office furniture and other equipment.  Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation.  When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to, or charged against, operations.

Depreciation, depletion and amortization expense was $181,190 for the three months ended September 30, 2010 compared to $159,460 for the three months ended September 30, 2009.  Depreciation, depletion, and amortization expense was $547,477 for the nine months ended September 30, 2010 compared to $462,115 for the nine months ended September 30, 2009.  Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  There have been no impairments of long-lived assets required during the nine months ended September 30, 2010.

Goodwill and Other Intangibles

FASB ASC Topic 350, “Intangibles, Goodwill, and Other” addresses the methods used to capitalize, amortize and to assess the impairment of intangible assets.  In evaluating the Company’s intangibles, management considered all of the criteria set forth in FASB ASC Topic 350 for determining useful life.  Management performs our annual impairment test for intangible assets in the fourth quarter of each fiscal year or when changes in circumstance indicate impairment.  There were no indications intangible assets were impaired for the nine months ended September 30, 2010.

Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash

               Restricted cash is related to the collateral for gas purchase costs.

Concentrations of Credit Risk

               The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits.  Additionally, the Company maintains credit on account for customers. We have not experienced material losses in such accounts and believe our accounts are fully collectable.  Accordingly, no allowance for doubtful accounts has been provided.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  Accordingly, all outstanding stock options and restricted stock for the three and nine months ended September 30, 2010 and all outstanding stock options for the same time period in 2009 were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect given the Company has reported losses from continuing operations.  Earnings per common share were computed as follows:

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Weighted average number of common shares outstanding	19,402,853	19,397,125	19,402,140	19,271,932
Effect of dilutive securities	-	-	-	-
Weighted average dilutive common shares outstanding	19,402,853	19,397,125	19,402,140	19,271,932

Net loss from continuing operations	$(40,711)	$(153,200)	$(1,232,115)	$(270,438)
Net income from discontinued operations	-	11,472	-	84,275
Net loss	$(40,711)	$(141,728)	$(1,232,115)	$(186,163)
Basic and diluted income (loss) per common share:
Continuing operations	$-	$(0.01)	$(0.06)	$(0.01)
Discontinued operations	-	-	-	-
Net loss	$-	$(0.01)	$(0.06)	$(0.01)

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

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which contained a permanent exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 for public companies with less than $75 million in market capitalization.  The law did not impact the Company’s consolidated financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)             Business Combinations

Acquisition of Hickory Creek Gathering System

The Company acquired the Hickory Creek Gathering System from Hickory Creek Gathering L.P. and Range Texas Production, LLC on January 10, 2010 for a cash purchase price of $3.7 million.  The Company began consolidating the Hickory Creek Gathering System on January 10, 2010 as the Company legally transferred the consideration and obtained control of the assets at that time.  The transaction was accounted for in accordance with FASB ASC Topic 805 “Business Combinations”.  In addition, the Company incurred approximately $43,000 in acquisition costs related to legal fees and due diligence expenses associated with evaluating the assets.

The Hickory Creek Gathering System is located in Denton County, Texas, in the core area of the Barnett Shale and currently services two significant producers.  There are currently 15 producing wells connected to the system.  Seven of the fifteen wells did not begin producing until July 2009.  The system generates revenue based on a fixed gathering fee for each MMBtu transported.  The purchase price was paid by the Company utilizing a combination of available cash and the Company's existing line of credit.

In connection with the acquisition, Gateway was assigned the contract rights held by Hickory Creek Gathering L.P. as they relate to the transportation of gas through the acquired pipeline.  In these contracts, Gateway agrees to deliver all gas owned or controlled by the producers within the area of dedication into the third-party pipeline.  Gateway has the right to transport all future natural gas productions from the producers within the same area of dedication.  Based on our analysis concerning the contracts, we concluded that the Income Approach, using an excess earnings method, offered the most reliable indication as to the fair value of the contracts.  Based on the measurement of fair values for the identifiable tangible and intangible assets acquired, we assigned $2,503,195 to “Property and equipment” and $1,234,510 to “Intangible assets” of the total consideration of $3,737,705 paid.  The intangible assets will be amortized over the remaining useful life coinciding with the expected economic life of the tangible assets of 20 years.

Pro Forma Results of Operations

               The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2009 are presented as if the Hickory Creek Gathering System acquisition had been made on January 1, 2009.  The operations of the Hickory Creek Gathering System acquisition have been included in the statement of operations since the acquisition date disclosed above.  The pro forma consolidated results of operations include adjustments to give effect to the effective change in depreciation rates as well as certain other adjustments.

Three months ended September 30, 2009
	GATEWAY	HICKORY CREEK	TOTAL
Revenues	$1,573,429	$294,180	$1,867,609
Operating costs and other expenses	1,780,251	30,305	1,810,556
Income (loss) from continuing operations before taxes	(206,822)	263,875	57,053
Income tax benefit (expense)	53,622	(89,717)	(36,095)
Income from discontinued operations	11,472	-	11,472
Net income (loss)	$(141,728)	$174,158	$32,430

Basic and diluted earnings per share	$(0.01)	$0.01	$-

Nine months ended September 30, 2009
	GATEWAY	HICKORY CREEK	TOTAL
Revenues	$5,283,627	$382,048	$5,665,675
Operating costs and other expenses	5,686,783	90,915	5,777,698
Income (loss) from continuing operations before taxes	(403,156)	291,133	(112,023)
Income tax benefit (expense)	132,718	(98,985)	33,733
Income from discontinued operations	84,275	-	84,275
Net income (loss)	$(186,163)	$192,148	$5,985

Basic and diluted earnings per share	$(0.01)	$0.01	$-

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 (4)             Stock-Based Compensation Plans

The Company’s 2007 Equity Incentive Plan provides for stock-based compensation for officers, employees and non-employee directors.  The Company accounts for stock-based compensation under the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”).  The options generally vest ratably over three years and expire between five and ten years.  The restricted stock generally vests ratably between three months and three years.

Compensation expense related to non-qualified stock options and restricted stock was $20,769 for the three months ended September 30, 2010 compared to compensation expense of $25,279 for the three months ended September 30, 2009.  A net reversal of compensation expense related to non-qualified stock options and restricted stock of $(9,231) was recognized for the nine months ended September 30, 2010.  The reversal of $(9,231) is the result of a combination of actual compensation expense of $40,445 offset by a reversal of $49,676 recognized in previous periods for non-vested options forfeited by former officers of the Company.  Compensation expense was $133,532 for the nine months ended September 30, 2009. The Company views all awards of stock-based compensation as a single award with an expected life equal to the average expected life of component awards and amortizes the fair value of the award over the requisite service period.

Stock Options

During the nine months ended September 30, 2010, 327,778 stock options were granted compared to 417,500 during the same period in 2009.  Compensation expense related solely to stock options was $4,102 for the three months ended September 30, 2010 compared to $25,279 for the three months ended September 30, 2009.  A net reversal of compensation expense related solely to stock options was $(25,898) for the nine months ended September 30, 2010 compared to compensation expense related solely to stock options of $73,532 for the nine months ended September 30, 2009.  The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the value of the stock over the strike price received on the date of exercise.  During the nine months ended September 30, 2010, 25,000 options were exercised.  In addition, the Company receives an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant.  The Company records these deductions as a tax asset with a corresponding amount recorded as additional paid-in capital when the Company can receive a tax cash savings from these awards.  Due to the Company having significant unused net operating-loss carry forwards, we are deferring the recording of this tax benefit until such tax savings is realized.

During the nine months ended September 30, 2010, 1,178,947 options were forfeited.  On May 19, 2010, the Company terminated the employment of its then-Chief Executive Officer and then-Chief Financial Officer without cause.  In connection with these terminations, the Company entered into a separation agreement and release with each of the afore mentioned officers.  All board members except one resigned at this time as well.  The non-vested options granted to the officers were forfeited on the date of termination.  All unexercised, vested options held by officers and board members who resigned were forfeited 90 days after termination.

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, the Company estimates a forfeiture rate at the inception of the option grant based on historical data and adjusts this prospectively as new information regarding forfeitures becomes available.

               At September 30, 2010, there was $37,349 of total unrecognized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average period of two and a half years.

               The following table represents stock option activity for the nine months ended September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Terms (in years)	Intrinsic Value of Options as of September 30, 2010
Options outstanding, beginning of period	1,278,947	$0.45	2.92
Options granted	327,778	0.33	4.82
Options canceled	(1,178,947)	0.45	-
Options exercised	(25,000)	0.25	-
Options outstanding, end of period	402,778	$0.35	4.45	$-
Options exercisable, end of period	48,333	$0.47	2.55	$-

The market value of the Company’s common stock on September 30, 2010 was $0.26 per share.

Restricted Stock

During the three and nine months ended September 30, 2010, 100,000 shares of restricted stock were issued to employees at a price of $0.30 per share with a three-year vesting period and 216,665 shares of restricted stock were granted to non-employee directors at a price of $0.30 per share with a three-month to three-year vesting period.  During the nine months ended September 30, 2009, the Company made a stock award grant of 189,876 shares of common stock to the board of directors.  The value of the stock grant was $0.315 per share based on the market price on the date of the grant and was included in stock-based compensation expense at the time of the grant.  No restricted stock was granted during the three and nine months ended September 30, 2009.  Compensation expense for restricted stock is recognized on a straight-line basis over the vesting period.  We recognized $16,667 in compensation expense related to restricted stock grants for both the three and nine month periods ended September 30, 2010.  Compensation expense related to restricted stock grants is based upon the market value of the shares on the date of the grant.  We recognized $60,000 in compensation expense for the nine month period ended September 30, 2009 for the stock award grant.  As of September 30, 2010, unrecognized compensation cost related to restricted stock awards was $78,333, which is expected to be recognized over the remaining weighted average period of 2.4 years.

               The following table represents restricted stock activity for the nine months ended September 30, 2010:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	-	-
Granted	316,665	0.30
Vested	-	-
Forfeited	-	-
Non-vested, end of period	316,665	0.30

(5)             Debt

Trade Notes Payable

               During 2010, the Company executed premium finance agreements for its insurance premiums.  The total original principal amount of the notes issued in connection with these agreements was $259,356 with an interest rate of 4.95%.  The notes require monthly principal and interest payments.  The amount of the monthly payment varies depending on any changes in coverage and policy renewal periods.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving Credit Facility

               On December 7, 2009, the Company entered into a Credit Agreement (the “Agreement”) with Meridian Bank, Texas (“Meridian”), regarding a revolving credit facility provided by Meridian to the Company.  The original borrowing base under the Agreement had been established at $3 million, which may be increased at the discretion of Meridian to an amount not to exceed $6 million.  The credit facility is secured by all of the Company’s assets and originally had a term of 39 months maturing on April 30, 2012.  The credit facility contains financial covenants defining various financial measures, with which the Company is in compliance.  Interest on outstanding balances accrues at the Wall Street Journal prime rate, plus one and a half percent, with a minimum rate of 5.50% and is payable monthly.  The principal is due upon maturity.  Unused borrowing base fees are 0.50% per year of the average for the period of calculation of an amount determined daily equal to the difference between the borrowing base and the aggregate outstanding principal balance of the facility.  This amount is paid quarterly.  As of September 30, 2010, there was a $2,500,000 outstanding balance on the facility.

Long-term Debt and Notes Payable

Long-term debt and notes payable at September 30, 2010 consisted of the following:

Trade note payable – Insurance	$76,169
Revolving credit facility	2,500,000
2,576,169
Less current maturities	(76,169)
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

(8)             Segments, Major Customers and Concentrations

All of the Company’s operations are in the continental U.S. and offshore in federal and state waters of the Gulf of Mexico.  The Company’s management reviews and evaluates the operations separately of the three main segments, Onshore Operations, Offshore Operations and Net Profits Interest.  Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance.  Onshore Operations include natural gas distribution, gathering and transportation activities in the continental United States.  Offshore Operations include natural gas and liquid hydrocarbon gathering and transportation activities in the Gulf of Mexico in Texas as well as federal waters.  Net Profits Interest includes the 9.1% net profits interest in the Madisonville Field.  The principal markets for the Onshore Operations segment are affiliates of large intrastate and interstate pipeline companies and industrial customers; and for the Offshore Operations segment they are affiliates of large intrastate and interstate pipeline companies.

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

Summarized financial information for the years indicated of the Company’s reportable segments from continuing operations:

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Onshore Operations
Revenues	$1,470,774	$977,602	$4,567,403	$3,187,643
Cost of natural gas purchased	1,108,398	777,747	3,409,588	2,564,444
Operation and maintenance expense	65,780	51,359	182,619	162,577
Operating margin	296,596	148,496	975,196	460,622
General and administrative expense	-	-	598	-
Depreciation and amortization expense	73,749	44,428	221,244	116,431
Operating income	222,847	104,068	753,354	344,191

Interest expense	-	699	354	2,667
Capital expenditures and acquisitions	-	1,112	3,737,705	7,940

Total assets	7,825,115	4,209,998	7,825,115	4,209,998

Offshore Operations
Revenues	$333,543	$600,018	$991,376	$2,100,984
Operation and maintenance expense	163,627	143,770	459,095	406,954
Operating margin	169,916	456,248	532,281	1,694,030
Depreciation and amortization expense	101,473	102,947	305,501	314,243
Operating income	68,443	353,301	226,780	1,379,787

Interest expense	-	-	-	-
Capital expenditures and acquisitions	-	-	-	-

Total assets	4,113,407	4,956,070	4,113,407	4,956,070

Net Profits Interest

Revenues (loss)	$-	$(4,191)	$-	$(5,000)
Operating margin (loss)	-	(4,191)	-	(5,000)
General and administrative expense	-	-	598	-
Depletion expense	4,149	10,389	15,391	26,300
Operating loss	(4,149)	(14,580)	(15,989)	(31,300)

Interest expense	-	-	-	-
Capital expenditures and acquisitions	-	-	-	15,515

Total assets	650,846	752,340	650,846	752,340
Corporate Operations
General and administrative expenses	$378,082	$574,946	$1,194,411	$1,987,162
Acquisition costs	3,570	-	47,023	-
Consent solicitation and severance costs	7,669	-	1,550,631	-
Depreciation and amortization expense	1,819	1,696	5,341	5,141
Operating loss	(391,140)	(576,642)	(2,797,406)	(1,992,303)

Interest expense	42,764	29,512	125,671	111,375
Capital expenditures and acquisitions	7,528	1,622	7,528	5,097

Total assets	1,708,745	3,073,028	1,708,745	3,073,028

Total
Revenues	$1,804,317	$1,573,429	$5,558,779	$5,283,627
Cost of natural gas purchased	1,108,398	777,747	3,409,588	2,564,444
Operation and maintenance expense	229,407	195,129	641,714	569,531
Operating margin	466,512	600,553	1,507,477	2,149,652
General and administrative expense	378,082	574,946	1,195,607	1,987,162
Acquisition costs	3,570	-	47,023	-
Consent solicitation and severance costs	7,669	-	1,550,631	-
Depreciation, depletion and amortization	181,190	159,460	547,477	462,115
Operating loss	(103,999)	(133,853)	(1,833,261)	(299,625)

Interest expense	42,764	30,211	126,025	114,042
Capital expenditures and acquisitions	7,528	2,734	3,745,233	28,552

Total assets	14,298,113	12,991,436	14,298,113	12,991,436

Reconciliation to net income
Operating margin	$466,512	$600,553	$1,507,477	$2,149,652
Less:
Depreciation, depletion and amortization	181,190	159,460	547,477	462,115
Impairment expense	-	52,066	-	52,066
General and administrative	378,082	574,946	1,195,607	1,987,162
Acquisition costs	3,570	-	47,023	-
Consent solicitation and severance costs	7,669	-	1,550,631	-
Interest expense	42,764	30,211	126,025	114,042
Plus:
Interest income	564	10,839	11,056	22,363
Income tax benefit	109,514	53,622	678,828	132,718
Discontinued operations, net of taxes	-	(4,504)	-	(155,897)
Gain on disposal of discontinued operations – net of taxes	-	15,976	-	240,172
Other income (expense), net	(4,026)	(1,531)	37,287	40,214
Net loss	$(40,711)	$(141,728)	$(1,232,115)	$(186,163)

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)             Subsequent Events

On September 22, 2010, Gateway Pipeline USA Corporation (“Gateway Pipeline”), a wholly owned subsidiary of Gateway Energy Corporation (“Gateway”), entered into an Asset Sales Agreement (the “Agreement”) with Laser Pipeline Company, LP (“Laser”) pursuant to which Gateway Pipeline agreed to acquire from Laser four pipelines and related assets, for $1,100,000 in cash. The four pipelines are located in Guadalupe and Shelby Counties, Texas, Miller County, Arkansas, and Pettis County Missouri. The pipelines deliver natural gas on an exclusive basis to plants owned by Tyson Foods, Inc. (“Tyson”) pursuant to contracts with Tyson.   Transfer of ownership occurred and consolidation of the pipeline system began on the closing date of October 18, 2010 at which time Gateway paid the remaining $1,050,000 purchase price (Gateway paid a $50,000 deposit upon execution of the Agreement).  Gateway financed the acquisition through a combination of cash on hand and bank debt.  We have incurred approximately $3,500 in acquisition costs as of September 30, 2010 related to legal fees and due diligence expenses associated with evaluating the asset.

On October 1, 2010, the borrowing base on the revolving credit facility with Meridian Bank was increased to $4.0 million in anticipation of payment of the purchase price for the assets acquired from Laser.  Pursuant to the increase in the borrowing base to $4.0 million, the Company committed to reduce the principal amount of the note by a minimum of $1.0 million no later than February 1, 2011.  Any balance on the note at that time will be amortized based on monthly payments for a period not to exceed 60 months.

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

Property and Equipment

Property and equipment is stated at cost, plus capitalized interest costs on major pipeline projects during their construction period.  Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is provided using the straight-line method over estimated useful lives ranging from six to thirty years for pipeline systems, gas plant and processing equipment, and from two to ten years for office furniture and other equipment.  Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation.  When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying value.  The amount of impairment is measured by comparing the fair value of the asset to its carrying amount.  There was no impairment adjustment required as of September 30, 2010.

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

The Henry Hub closing index price for natural gas during the nine months ended September 30, 2010 averaged $4.59 per MMBtu, compared to $3.93 for the same period of the prior year.  In the accompanying consolidated financial statements, the Company’s revenues from sales of natural gas, along with the cost of natural gas purchased, increased proportionately from prior year levels.  Because the Company transports natural gas at fixed rates and buys and sells gas under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices to minimize commodity price risk, the Company’s net operating margin is relatively insensitive in the near-term to fluctuations in the market price of gas.  However, natural gas prices over time do affect the amount of drilling and thus volumes transported by the Company’s natural gas gathering systems.  Management reviews and evaluates the operations of its main segments—Onshore Operations, Offshore Operations and Net Profits Interest.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Total Operations

	Three Months Ended September 30,
	2010	2009
Revenues	$1,804,317	$1,573,429
Operating margin	466,512	600,553
Depreciation, depletion and amortization	181,190	159,460

Operating margins for the three months ended September 30, 2010 decreased by approximately $134,000 compared to the same period of the prior year.  Onshore operating margin increased by approximately $148,000, Offshore operating margin decreased by approximately $286,000 and the Net Profits Interest operating margin increased by approximately $4,000.  These segments are discussed individually below in greater detail.

Onshore Operations

	Three Months Ended September 30,
	2010	2009
Revenues	$1,470,774	$977,602
Operating margin	296,596	148,496
Depreciation and amortization	73,749	44,428

Operating margins for onshore operations increased in the third quarter by approximately $148,000 from the same period of the prior year.  The increase was primarily due to transportation revenues on the newly acquired Hickory Creek gathering system, which generated operating margin of approximately $149,000 for the three months ended September 30, 2010.  An increase in operating margin due to increased volumes sold to customers at the Waxahachie distribution system was entirely offset by continuing lower volumes on the Madisonville pipeline due to the natural decline of the field.  Our Madisonville pipeline contributed a negligible amount to operating margin for the three months ended September 30, 2010 and we foresee a negligible contribution to operating margin unless the operator implements announced plans to improve natural gas production.

Offshore Operations

	Three Months Ended September 30,
	2010	2009
Revenues	$333,543	$600,018
Operating margin	169,916	456,248
Depreciation and amortization	101,473	102,947

Operating margins for offshore operations decreased in the third quarter by approximately $286,000 from the same period of the prior year.  Operating margin decreased by approximately $268,000 at the Company’s East Cameron 359 pipeline system.  The East Cameron 359 pipeline system operating margin for the three months ended September 30, 2009 was favorably impacted by temporary volumes as an alternate pipeline for several producers while the main Sea Robin pipeline was temporarily out of service.  The Sea Robin pipeline used by the producers is now active, and the East Cameron 359 system is no longer being used as an alternate route.  Another significant decrease in operating margin occurred at the Company’s Bolivar pipeline system as the operator shut-in production.  It is presently unclear whether future throughput on the Bolivar pipeline system will increase back to levels seen in 2009.  The decrease in operating margin at the Bolivar pipeline system was partially offset by the resumption of throughput volumes at the High Island A-389 pipeline system.  The Company’s High Island A-389 system had been out of service since Hurricane Ike and was back online in late April 2010.

Net Profits Interest

	Three Months Ended September 30,
	2010	2009
Revenues	$-	$(4,191)
Operating margin	-	(4,191)
Depletion	4,149	10,389

               The Net Profits Interest operating margin increased in the third quarter of 2010 by approximately $4,000 as compared to the third quarter of 2009.  The negative operating margin in 2009 was due to a reversal of revenue recognized during the fourth quarter of 2008.  The Company purchased this Net Profits Interest in the Madisonville Field on December 22, 2008.  Unless the price of natural gas increases or the operator implements announced plans to increase production in the Madisonville Field, the Company will not recognize an operating margin from this interest.

Operations Support and Other Income (Expense)

General and administrative expenses for the three months ended September 30, 2010 decreased by $197,000 compared to the same period in 2009.  This decrease relates to a decrease in insurance expense, lower consulting and legal fees, and a reduction in employee salaries and benefits in 2010.  The following table represents a comparison of the major categories of general and administrative expenses for the quarters ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010	2009
Salaries and employee related costs	$128,070	$219,722
Accounting, tax, and legal costs	68,623	71,283
Insurance costs	55,290	106,078
Investor relation costs	16,460	23,084
Board of director expenses	42,335	33,280
Consulting fees	3,578	53,170
Other general and administrative costs	63,726	68,329
Total general and administrative costs	$378,082	$574,946

Acquisition costs of $3,570 are related to the pipeline acquisition from Laser which closed in October 2010.  See Note 9 to the Company’s consolidated financial statements for discussion of the acquisition.

Consent solicitation and severance costs of $7,669 are related to fees and expenses incurred in connection with the Company’s defense of the consent solicitation with Frederick M. Pevow, Jr. and the Company’s review of strategic alternatives. These fees and expenses include proxy solicitation fees.

Interest income fluctuates directly with the average amount of cash on deposit.

Interest expense fluctuates directly with the amount of outstanding note payable and the amount of borrowings under the Company’s revolving credit agreement.  Interest expense for the quarter ended September 30, 2010 increased $13,000 compared to the same period in 2009 primarily because of the higher amount borrowed under the revolving credit agreement.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Total Operations

	Nine Months Ended September 30,
	2010	2009
Revenues	$5,558,779	$5,283,627
Operating margin	1,507,477	2,149,652
Depreciation, depletion and amortization	547,477	462,115

Operating margins for the nine months ended September 30, 2010 decreased by approximately $642,000 compared to the same period of the prior year.  Onshore operating margin increased by approximately $515,000, Offshore operating margin decreased by approximately $1,162,000 and the Net Profits Interest operating margin increased by approximately $5,000.  These segments are discussed individually below in greater detail.

Onshore Operations

	Nine Months Ended September 30,
	2010	2009
Revenues	$4,567,403	$3,187,643
Operating margin	975,196	460,622
Depreciation and amortization.	221,244	116,431

Operating margins for onshore operations for the nine months ended September 30, 2010 increased by approximately $515,000 from the same period of the prior year.  The increase was primarily due to transportation revenues on the newly acquired Hickory Creek gathering system, which generated operating margin of approximately $535,000 for the nine months ended September 30, 2010.  An increase in operating margin due to increased volumes sold to customers at the Waxahachie distribution system was more than offset by continuing lower volumes on the Madisonville pipeline due to the natural decline of the field.  We foresee a negligible contribution to operating margin from the Madisonville Pipeline unless the operator implements announced plans to improve natural gas production.

Offshore Operations

	Nine Months Ended September 30,
	2010	2009
Revenues	$991,376	$2,100,984
Operating margin	532,281	1,694,030
Depreciation and amortization.	305,501	314,243

Operating margins for offshore operations for the nine months ended September 30, 2010 decreased by approximately $1,162,000 from the same period of the prior year.  Operating margin decreased by approximately $989,000 at the Company’s East Cameron 359 pipeline system.  The East Cameron 359 pipeline system operating margin for the nine months ended September 30, 2009 was favorably impacted by temporary volumes as an alternate pipeline for several producers while the main Sea Robin pipeline was temporarily out of service.  The Sea Robin pipeline used by the producers is now active, and the East Cameron 359 system is no longer being used as an alternate route.  Another significant decrease in operating margin occurred at the Company’s Bolivar pipeline as the operator shut-in production.  It is presently unclear whether future throughput on the Bolivar pipeline system will increase back to levels seen in 2009.  The decrease in operating margin at the Bolivar pipeline was partially offset by the resumption of throughput volumes at the High Island A-389 pipeline system for part of the current period.  The Company’s High Island A-389 system had been out of service since Hurricane Ike and was back online in late April 2010.

Net Profits Interest

	Nine Months Ended September 30,
	2010	2009
Revenues	$-	$(5,000)
Operating margin	-	(5,000)
Depreciation and amortization.	15,391	26,300

The Net Profits Interest operating margin for the nine months ended September 30, 2010 increased by $5,000 as compared to the same period of 2009.  The negative operating margin in 2009 was due to a reversal of revenue recognized during the fourth quarter of 2008.  The Company purchased this Net Profits Interest in the Madisonville Field on December 22, 2008.  Unless the price of natural gas increases or the operator implements announced plans to increase production in the Madisonville Field, the Company will not recognize an operating margin from this interest.

Operations Support and Other Income (Expense)

General and administrative expenses for the nine months ended September 30, 2010 decreased by $792,000 compared to the same period in 2009.  This decrease relates to a decrease in insurance expense, lower consulting and legal fees, and a reduction in employee salaries and benefits in 2010.  The following table represents a comparison of the major categories of general and administrative expenses for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009
Salaries and employee related costs	$392,905	$650,591
Accounting, tax, and legal costs	235,046	318,192
Insurance costs	164,119	395,314
Investor relation costs	77,525	110,950
Board of director expenses	115,765	151,498
Consulting fees	13,181	139,404
Other general and administrative costs	197,066	221,213
Total general and administrative costs	$1,195,607	$1,987,162

Acquisition costs of $47,023 are related to the Hickory Creek acquisition in January 2010 and the pipeline acquisition from Laser which closed in October 2010.  See Note 3 to the Company’s consolidated financial statements for discussion of the Hickory Creek acquisition and Note 9 for discussion of the Laser acquisition.

Consent solicitation and severance costs of $1,550,631 are related to fees and expenses incurred in connection with the Company’s defense of the consent solicitation with Frederick M. Pevow, Jr. and the Company’s review of strategic alternatives. These fees and expenses include investment banking fees, proxy solicitation fees, legal and printing fees, reimbursement by the Company of Mr. Pevow’s legal fees and expenses and severance costs associated with the termination of the prior management of the Company at the conclusion of the consent solicitation.

Interest income fluctuates directly with the average amount of cash on deposit.

Interest expense fluctuates directly with the amount of outstanding note payable and the amount of borrowings under the Company’s revolving credit agreement.  Interest expense for the nine months ended September 30, 2010 increased $12,000 compared to the same period in 2009 primarily because of the higher amount borrowed under the revolving credit agreement.

Other income for the nine months ended September 30, 2010 was primarily comprised of a refund related to 2009 insurance of approximately $15,000 and a true-up of operating expenses that were over-expensed in 2009 of approximately $21,000.  Other income for the nine months ended September 30, 2009 was comprised of an adjustment to accumulated depreciation and depreciation expense affecting prior years of approximately $33,000.

Liquidity and Capital Resources

The Company had available cash of $303,207 at September 30, 2010.

Net cash used in continuing operating activities totaled approximately $919,000 for the nine months ended September 30, 2010, compared to net cash provided by continuing operating activities of $370,000 during the same period of the previous year.  The decrease is primarily related to the increase in cash expenses associated with the consent solicitation and increase in interest paid on the revolving line of credit offset by a decrease in general and administrative cash expenses.  The Company incurred $1,550,631 of expenses and costs during the nine months ended September 30, 2010 relating to the consent solicitation and related severance of management, and the Company does not anticipate any significant additional expenses or costs relating to these matters.

Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally generated funds and available cash and bank borrowings as needed.  The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

Going forward, the Company’s strategy is to maximize the potential of currently owned properties, to construct new pipeline systems and to acquire properties that meet its economic performance hurdles.  The Company is evaluating its financing alternatives to allow it to accelerate the implementation of its growth strategy.  There is no guarantee that the Company will be able to obtain additional financing.

In January 2010, the Company executed a premium finance agreement for its insurance premiums.  The total original principal amount of the notes issued in connection with these agreements was $259,356 with an interest rate of 4.95%.  The notes require monthly principal and interest payments.  The amount of the monthly payment varies depending on any changes in coverage and policy renewal period changes.

On December 7, 2009, the Company entered into a Credit Agreement (the “Agreement”) with Meridian Bank, Texas (“Meridian”), regarding a revolving credit facility provided by Meridian to the Company.  The original borrowing base under the Agreement had been established at $3 million, increasable at the discretion of the Lender to an amount not to exceed $6 million.  The credit facility is secured by all of the Company’s assets and originally had a term of 39 months maturing on April 30, 2012 with all principal due upon maturity.  The credit facility contains financial covenants defining various financial measures, with which the Company is in compliance.  Interest on outstanding balances accrues at the Wall Street Journal prime rate, plus one and a half percent, with a minimum rate of 5.50% and is payable monthly.    Unused borrowing base fees are 0.50% per year of the average for the period of calculation of an amount determined daily equal to the difference between the borrowing base and the aggregate outstanding principal balance of the facility.  This amount is paid quarterly.  As of September 30, 2010, there was a $2,500,000 balance on the facility.

On October 1, 2010, the borrowing base on the revolving credit facility with Meridian Bank was increased to $4.0 million in anticipation of payment of the purchase price for the assets acquired from Laser.  Pursuant to the increase in the borrowing base to $4.0 million, the Company committed to reduce the principal amount of the note by a minimum of $1.0 million no later than February 1, 2011.  Any balance on the note at that time will be amortized based on monthly payments for a period not to exceed 60 months. The acquisition of assets from Laser was completed on October 18, 2010. As of November 4, 2010, there was a $3,550,000 balance on the facility, leaving $450,000 of borrowing availability under the amended borrowing base.

Off-Balance Sheet Arrangements

          The Company has no off-balance sheet arrangements at September 30, 2010; however, see Note 6 to the Company’s consolidated financial statements regarding commitments and contingencies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

               Not required

Item 4.  Controls and Procedures

               As described in our annual report on Form 10-K for the year ended December 31, 2009, as amended, we determined that our financial statements for the year ended December 31, 2009 contained accounting errors in our gain recognition procedures for the gain on sale of discontinued operations.  As a result, management determined that a restatement was required of our financial statements for the quarters ended June 30, 2009 and September 30, 2009 and for the year ended December 31, 2009.  The restatement of our quarterly reports for the periods ended March 31, 2010 and June 30, 2010 were necessary to reflect the effects of the December 31, 2009 restatement.  Because of this error, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective at September 30, 2010 as a result of a material weakness in our internal control over financial reporting which led to the restatement of our financial statements.  This weakness was a result of our incorrect conclusion regarding the correct method of accounting for gain recognition in connection with the sale of discontinued operations.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.  We have outlined procedures discussed below designed to prevent these specific errors from occurring in the future.

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

               Except as previously noted, there were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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