Form 10-K/A
period 2009-12-31
GATEWAY ENERGY CORP/NE
filed 2011-01-05
CIK 40194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into the indicated parts of this Annual Report to the extent specified in such parts:  None

EXPLANATORY NOTE

This Amendment No. 3 to the Annual Report on Form 10-K for the year ended December 31, 2009 amends the Item 9A(T) Controls and Procedures paragraphs to include a conclusion on internal control over financial reporting as of December 31, 2009.  Please see Part II, Item 9A(T). Controls and Procedures.  This amended Form 10-K also contains currently dated certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1, and 32.2.

Except as described above, no other information in the original filing has been updated and this Amendment continues to speak as of the date of the original filing.  Other events occurring after the original filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the original filing.  Accordingly, this Form 10-K/A should be read in conjunction with such reports.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management initially concluded internal controls over financial reporting were effective as of December 31, 2009.  Subsequent to year end, however, we have determined that a certain portion of the gain on sale of discontinued operations, totalling $150,000 recorded in June 30, 2009, should have been deferred until installments on the note were realizable.  As a result of this error, we have restated our consolidated balance sheet at December 31, 2009 and consolidated statement of operations for the year ended December 31, 2009.  Because of this accounting error, our management has determined that as of December 31, 2009 there was a material weakness in our internal controls over financial reporting as a result of our inability to properly record the gain on sale of discontinued operations.  Because of this error, our principal executive officer and our principal financial officer have subsequently concluded that our internal control over financial reporting was not effective as of December 31, 2009.We have implemented procedures discussed below designed to prevent these specific errors from occurring in the future.

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

Date:    January 5, 2011

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