Form 10-K
period 2010-12-31
GATEWAY ENERGY CORP/NE
filed 2011-03-18
CIK 40194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

 ☐TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT OF 1934
Commission File No. 000-6404

Gateway Energy Corporation
(Exact name of registrant as specified in its charter)

Delaware	44-0651207
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
1415 Louisiana Street, Suite 4100, Houston, Texas 77002
(Address and Zip Code of principal executive offices)
(713) 336-0844
(Registrant’s telephone number)
Securities registered under Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None
Securities registered under Section 12(g) of the Act:
Common Stock, $0.25 Par Value Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes _____   No __X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes _____      No  __X___

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicated by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes __X__     No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _____     No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ___X___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes                  No    X

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,820,856.

The number of shares outstanding of the registrant’s common stock, $0.25 par value as of March 18, 2011, was 23,480,853.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into the indicated parts of this Annual Report to the extent specified in such parts:

Part III of this Annual Report incorporates by reference information in the Proxy Statement for the 2011 Annual Meeting of Stockholders of Gateway Energy Corporation.

GLOSSARY OF TERMS

The abbreviations, acronyms, and industry terminology in this report are defined as follows:

“Back-to-back purchase and sale contracts”, refers to natural gas purchased and sold based on the same published, monthly index price.
“Bcf” refers to billion cubic feet of natural gas
 “Bbl” refers to barrel of liquid hydrocarbons of approximately 42 U.S. gallons
“Btu” refers to British thermal unit, a common measure of the energy content of natural gas
“Mcf” refers to thousand cubic feet of natural gas
“MMBtu” refers to one million British thermal units
“Mcfe” refers to thousand cubic feet equivalent
“Mcfe” refers to natural gas or liquid hydrocarbons converted to Mcf equivalents using the ratio of 1.0 barrel of liquid hydrocarbons to 6.0 Mcf of natural gas

FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K and other reports and proxy statements filed with the Securities and Exchange Commission, communications to shareholders, press releases and oral statements made by representatives of Gateway Energy Corporation contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance, and our future operations. In some cases, you can identify these forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipates,” “believes,” “expects,” “plans,” “future,” “intends,” “could,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements are only our predictions. Actual results could differ materially from those projected in such forward-looking statements as a result of the risk factors set forth below in the section entitled “Factors Affecting Future Results” and elsewhere in this document.  Therefore, we cannot guarantee future results, levels of activities, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

PART I
ITEM 1.  BUSINESS

Gateway Energy Corporation (the “Company,” “Gateway,” “we,” or “our”), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992.  Gateway’s common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG.  Our principal executive offices are located at 1415 Louisiana Street, Suite 4100, Houston, Texas 77024 and our telephone number is 713-336-0844.

Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Gateway Processing Company, Gateway Pipeline USA Corporation and CEU TX NPI, L.L.C.  Gateway-Madisonville Pipeline, L.L.C. is 67% owned by Gateway Pipeline Company and 33% owned by Gateway Processing Company.  Access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, our Code of Ethics and current reports on Form 8-K are available at Gateway’s website, www.gatewayenergy.com.

Description of Business

Gateway is engaged in the midstream energy business. We own and operate natural gas distribution, gathering and transmission pipeline systems located onshore the continental United States and offshore in federal and state waters of the Gulf of Mexico.  For the year ended December 31, 2010, all of our revenue was generated under long-term contracts with either fee-based rates or with back to back purchases and sales based on the same published monthly index price.  Our energy distribution activities do not require additional capital expenditures to hook up new wells nor do they require new drilling by our customers in order to replace revenues.

Business Growth Strategy

Our primary business objective is to achieve profitable and sustainable growth in the midstream energy business. We intend to achieve this objective by executing the following business strategies.

●
Reducing general and administrative expenses. Our goal is to become a low-cost provider of midstream energy services and to leverage our fixed costs. We reduced general and administrative expenses by $749,944 or 32% from $2,353,287 incurred in the year ended December 31, 2009 to $1,603,343 incurred in the year ended December 31, 2010. In the past year, we reduced our financial staff by one person, terminated our contract investor relations representative, reduced our casualty and property insurance premiums (while increasing coverage amounts), and streamlined other operations. We will continue to review ways to reduce general and administrative expenses without sacrificing our ability to support and grow our operations.

●
Expanding our energy distribution and transmission activities. By expanding our energy distribution and transmission activities, including those associated with long-term, fixed price contracts, we seek to increase the stability of our cash flow. We intend to expand the scope of our energy distribution activities through organic growth projects on our existing pipelines, by constructing new energy infrastructure, and by pursuing acquisitions. We seek to leverage our current pipelines, personnel, and customer relationships with end users and marketers in order to expand.  However, we will also seek new opportunities unrelated to our current assets. For example, on October 18, 2010, we acquired four pipelines from Laser Pipeline Company, LP (“Laser”) for $1,100,000 in cash. The four pipelines are located in Guadalupe and Shelby Counties, Texas, Miller County, Arkansas, and Pettis County, Missouri. The pipelines deliver natural gas on an exclusive basis to plants owned by Tyson Foods, Inc. (“Tyson”) pursuant to contracts with Tyson.

●
Pursuing strategic acquisitions. We intend to continue pursuing strategic midstream acquisitions of midstream assets and companies that would diversify and extend our geographic, customer and business profile and provide visible organic growth opportunities for us.

●
Pursuing the construction of new pipelines.  We plan to evaluate the construction of new pipeline systems. Many of the construction opportunities we seek will bypass existing pipelines owned by local distribution companies (“LDCs”) and provide direct service from large diameter pipelines to end users (“LDC bypasses”). The four types of natural gas end users identified by the U.S. Energy Information Administration (“EIA”) are industrial, electric power, commercial, and residential consumers. In particular, we seek to leverage a growing base of relationships with end users and marketers.

●
Minimizing commodity price exposure. Where possible, we intend to continue to pursue fee-based service agreements or back-to-back purchase and sale contracts which allow us to minimize significant direct commodity price exposure.

●
Emphasizing long-term contracts. Where possible, we intend to continue to structure long-term contracts in order to increase our cash flow horizon. Our current contracts related to our natural gas distribution and transmission activities are all renewed on an annual basis, a biennial basis, or on a long-term basis. Our current contracts related to our natural gas gathering activities are all “life of lease”.  When evaluating acquisitions or the construction of new pipelines, we will consider the length of the prospective contract when determining whether or not to proceed.

●
Evaluation of sound financing alternatives. We plan to evaluate various financing alternatives to facilitate our growth, including corporate and project debt, equity and the creation of joint ventures and a master limited partnership. We also intend to maintain financial flexibility by employing a prudent long-term capital structure.

Major Customers and Suppliers

During the years ended December 31, 2010 and 2009, one company, Shell Energy North America L.P. supplied 100% of the total natural gas purchased.  Gross sales to customers representing 10% or more of total revenue for the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31,
	2010	2009
Dart Container Corporation	63%	60%
Owens Corning	32%	36%

The loss of either of our contracts with Dart Container Corporation or Owens Corning could have a material adverse effect on our business, results of operations and financial condition.

Competition

The natural gas industry is highly competitive.  We compete against other companies in the gathering, transporting, processing and marketing business for gas supplies and for customers.  Competition for gas supplies is primarily based on the availability of transportation facilities, cost-effectiveness of processing facilities, service and satisfactory price.  In marketing, there are numerous competitors, including affiliates of intrastate and interstate pipelines, major producers, brokers and marketers.  Most of our competitors have capital resources greater than us and control greater supplies of gas.  Competition for marketing customers is primarily based on reliability and the price of delivered gas.

Because of the significantly higher costs to construct pipelines in marine environments and the difficulty of installing new onshore separation/dehydration and terminal facilities, it is likely that any new well that is completed within two miles of our existing offshore systems will be connected to our nearby systems.  Since we became actively involved as the operator of these offshore systems, we have been successful in connecting every new, available well completed within that distance.

Regulation

The transportation and sale of natural gas in interstate commerce are subject to extensive regulation under the Natural Gas Act, the Natural Gas Policy Act of 1978 ("NGPA"), and other rules and regulations promulgated by the Federal Energy Regulatory Commission (“FERC”).  We believe that our gathering, transmission and distribution activities are intrastate in nature and not subject to FERC's jurisdiction.  The properties are, however, subject to regulation by various state agencies.

Environmental and Safety Concerns

Our operations are subject to environmental risks normally incidental to the construction and operation of pipelines, plants and other facilities for gathering, processing, transporting and distributing natural gas and liquid hydrocarbons.  In most instances, the regulatory requirements relate to the discharge of substances into the environment and include controls such as water and air pollution control measures.  Environmental laws and regulations may require the acquisition of a permit before certain activities may be conducted.  Further, these laws and regulations may limit or prohibit activities on certain lands lying within wilderness areas, wetlands, areas providing habitat for certain species, or other protected areas.  Our properties are also subject to other federal, state and local laws covering the handling, storage or discharge of materials used by us, or otherwise relating to protection of the environment, safety and health.

Management believes we have obtained, and are in current compliance with all necessary and material permits, and that our operations are in substantial compliance with applicable material governmental regulations.

Employees

As of December 31, 2010, we had six employees, five of which were full-time employees.

ITEM 1A.  RISK FACTORS

This item is not applicable for smaller reporting companies such as Gateway.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company does not have any unresolved staff comments to disclose in this Item.

ITEM 2.  PROPERTIES

Onshore Properties

We own seven active onshore pipeline systems in the continental United States.  One system is a fourteen-mile delivery system that transports natural gas for sale to industrial users in Waxahachie, Ellis County, Texas.  The second system is a ten-inch, ten mile pipeline located near Madisonville, Madison County, Texas which transports natural gas from the Madisonville treating facility to two major pipelines.

On January 7, 2010, we acquired a third system, the Hickory Creek Gathering System, located in Denton County, Texas in the core area of the Barnett Shale and currently servicing two significant producers.  There are currently fifteen producing wells connected to the Hickory Creek Gathering System.  Refer to Note 3 to the Consolidated Financial Statements for further discussion.

On October 18, 2010, we acquired four natural gas pipelines from Laser.  The pipelines purchased deliver natural gas into four poultry processing and rendering plants owned by Tyson Foods, Inc. The pipelines are located in Center, Texas, Seguin, Texas, Texarkana, Arkansas and Sedalia, Missouri.  Refer to Note 3 to the Consolidated Financial Statements for further discussion.

Offshore Properties

Gateway Offshore Pipeline Company owns pipelines that service producers in Texas and Louisiana offshore waters and Galveston Bay.  These systems and related facilities are in waters up to 650 feet in depth and provide us the capability to gather and transport gas and liquid hydrocarbons to various markets.  Our offshore systems consist of approximately 160 miles of three-inch to 16-inch diameter pipelines and related equipment which transport the natural gas and liquid hydrocarbons primarily under fee-based contracts.

Net Profits Interest

We own a 9.1% net profits interest in certain identified leases and wells owned and operated by Redwood Energy Production, L.P. ("Redwood") in the Madisonville Field insofar as they cover the Rodessa/Sligo and lower intervals, together with all interests acquired by Redwood in any additional oil and gas leases or rights to acquire oil and gas leases within a specified area of mutual interest ("AMI") and any interests acquired by Redwood in sands, zones, formations, horizons or in and to the depths acquired by Redwood in leases above or below the Rodessa/Sligo interval. Redwood is a subsidiary of GeoPetro Resources Company. There are currently four wells drilled in the AMI by Redwood in the Rodessa zone at approximately 12,000 feet.

System Capacity

The capacity of a pipeline is primarily a function of its diameter and length and its inlet and outlet pressures.  Based upon normal operating pressures, our systems have a daily throughput capacity of over 800,000 Mcfe per day, which significantly exceeds the average daily throughput in December 2010 of approximately 32,200 Mcfe per day.

Corporate Property

In addition to the operating properties described above, we lease office space and own certain office equipment in our corporate office located at 1415 Louisiana Street, Suite 4100, Houston, Texas 77002.

ITEM    3.  LEGAL PROCEEDINGS

We are involved in ordinary, routine litigation from time to time incidental to our business. We are not presently a party to any other legal proceeding, the adverse determination of which, either individually or in the aggregate, would be expected to have a material adverse affect on our business or financial condition.

ITEM    4.  (REMOVED AND RESERVED)

PART II

ITEM    5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over-The-Counter (“OTC”) Bulletin Board under the symbol GNRG.  The following table sets forth the quarterly high and low bid prices for the common stock as reported on the OTC Bulletin Board for the periods indicated. These prices are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31, 2010	$0.49	$0.32
June 30, 2010	0.49	0.26
September 30, 2010	0.33	0.22
December 31, 2010	0.36	0.23

Quarter Ended	High	Low
March 31, 2009	$0.61	$0.26
June 30, 2009	0.39	0.30
September 30, 2009	0.45	0.29
December 31, 2009	0.40	0.32

Holders
As of March 18, 2011, there were approximately 1,372 holders of record of our common stock.

Dividends

To date, we have not declared or paid any dividends on common stock. Our payment of dividends, if any, is within the discretion of our board of directors and will depend on our earnings, if any, capital requirements and financial condition, as well as other relevant factors. Our board of directors does not intend to declare any dividends in the foreseeable future.

On December 7, 2009, we entered into a Credit Agreement with Meridian Bank.  This agreement restricts our ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

This item is not applicable for smaller reporting companies such as Gateway.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis, and the discussion of Gateway’s business beginning in Item 1 of this report, contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Actual results could differ materially from those projected in the forward-looking statements throughout this document as a result of the risk factors set forth below in the section entitled “Factors Affecting Future Results” and elsewhere in this document.

Critical Accounting Policies

The following accounting policies are considered by management to be the most critical to the fair presentation of our financial condition, results of operations and cash flows.  The policies are consistently applied in the preparation of the accompanying consolidated financial statements.  Certain reclassifications have been made to the prior period statements to be consistent with the current presentation.

Revenue Recognition Policy

Revenues from the sales of natural gas are generated under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices.  We purchase and sell the gas using the same index to minimize commodity price risk.  Revenues from the sales of natural gas are recognized at the redelivery point, which is the point at which title to the natural gas transfers to the purchaser.  Transportation revenues are generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported.  Onshore transportation revenues are recognized at the redelivery point, which is the point at which another party takes physical custody of the natural gas or liquid hydrocarbons.  Offshore transportation revenues are recognized at our receipt point.

Property and Equipment

Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period.  Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  For the year ended December 31, 2010, property and equipment included $74,722 of equipment originally financed under a capital lease, net of $25,278 of accumulated amortization.  Depreciation and amortization is calculated using the straight-line method over estimated useful lives ranging from six to thirty years for pipeline systems, gas plant and processing equipment, and from two to ten years for office furniture and other equipment.  Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation.  When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

For the years ended December 31, 2010 and 2009, depreciation, depletion and amortization expense was $734,721 and $608,394, respectively.  Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Impairments of long-lived assets recorded during the years ended December 31, 2010 and 2009 was $1,792,445 and $77,942, respectively.  The impairment in 2010 consisted of $1,144,685 for the Madisonville system and $647,760 for the Net Profits Interest (“NPI”).  The impairment in 2009 was recorded for the NPI.

We determined an impairment analysis was necessary for our Madisonville pipeline system due to the continual depletion of reserves in 2010 and the near breakeven to below operating margin in the fourth quarter of 2010.  In addition, the lack of activity by the producer to recomplete or perform previously announced workovers to increase volume output expected in 2010 contributed to the indication of impairment.

            Due to the impairment evaluation performed on our Madisonville pipeline system and the lack of revenue in 2010 from the NPI, we determined an impairment evaluation was also necessary for our NPI.  In addition, the accumulation of costs by the producer significantly in excess of what was originally expected, the history of operating losses by the producer, and the inactivity by the producer on workovers and recompletions we expected to be finished or under construction in the fourth quarter of 2010 were indications of potential impairment.

The Company estimated future cash flows and evaluated the likelihood of various outcomes using a probability weighted approach.  To determine the fair value of the outcomes, we determined the sum of the discounted estimated future cash flows expected to result from the use of the assets.  Upon completion of the evaluation using the probability weighted outcomes, it was determined that impairments of $1,144,685 for the Madisonville system and the total net book value of $647,760 for the NPI was necessary.  We determined the NPI no longer had value due to the significant accumulated costs at the plant level by the producer and unlikely possibilities of the NPI receiving revenue.  The Madisonville impairment pertained to assets in our Onshore operating segment, and the NPI impairment is related to our NPI operating segment.

ASC Topic 820, “Fair Value Measurements” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  The Madisonville and NPI impairments were based on Level 3, unobservable inputs, including conversations with the producer of the NPI concerning future plans for the Madisonville field as well as preliminary results from their annual reserve report.  Additionally, no revenue had been recognized during 2010 or 2009 for the interest and the Madisonville system is barely operating at break-even.  After the impairment, the NPI has zero fair value and the Madisonville system has a $979,987 fair value.

Goodwill and Other Intangibles

FASB ASC Topic 350, “Intangibles, Goodwill, and Other” addresses the methods used to capitalize, amortize and to assess the impairment of intangible assets.  In evaluating our intangible assets, management considered all of the criteria set forth in FASB ASC Topic 350 for determining useful life.  Management performs the annual impairment test for intangible assets in the fourth quarter of each fiscal year or when changes in circumstance indicate impairment.  We determined an impairment analysis was necessary for the Virgin contract as Virgin employees informed us subsequent to the 2010 year-end that their leases at East Cameron Blocks 122,123 and 134 had expired, they had no plans to re-lease the acreage, and that they were required under the terms of their former leases with the Bureau of Ocean and Energy Management to plug and abandon the platforms located on those leases. As such, the related contract to that producer does not have any value and an impairment of the value of the contract of $72,951 was necessary.  During the third quarter of 2009, intangible assets related to contracts with producers were impaired due to the abandonment of platforms by the producers.  As such, we recognized approximately $52,000 of impairment for the year ended December 31, 2009.  The impairments are for assets in our Offshore operating segment.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s significant estimates include depreciation of long-lived assets, amortization of deferred loan costs, deferred tax valuation allowance, valuation of assumed liabilities, intangible lives, impairment and valuation of the fair value of our long-lived assets, pipeline asset allocations, asset retirement obligations, and valuation of stock based transactions.  Actual results could differ from those estimates.

Accounting Pronouncements and Recent Regulatory Developments

 In June 2009, the FASB issued an update to ASC Topic 810, “Consolidation” which requires a qualitative rather than a quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”).  The update amends certain guidance pertaining to the determination of the primary beneficiary when related parties are involved, and it amends certain guidance for determining whether an entity is a VIE. Additionally, this Topic requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE. This topic was effective January 1, 2010, and its adoption did not impact the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). This update provides amendments to Topic 820 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Topic 820 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements). The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact to the Company’s consolidated financial statements.

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

Results of Operations
General

We evaluate our segments based on operating margin, which is defined as revenues less cost of purchased gas and operating and maintenance expenses.  Such amounts are before general and administrative expense, depreciation, depletion and amortization expense, interest income or expense or income taxes.  Operating margin is not a GAAP measure but the components of operating margin are computed by using amounts that are determined in accordance with GAAP.  A reconciliation of operating margin to net income (loss) is presented in Note 11 to the Consolidated Financial Statements.

The Henry Hub closing monthly index price for natural gas during the year ended December 31, 2010 averaged $4.39 per MMBtu, compared to $3.99 for the same period of the prior year.  In the accompanying financial statements, our revenues from sales of natural gas, along with the cost of natural gas purchased, increased proportionately from prior year levels.  Because we buy and sell gas under back-to-back contracts that are priced at the beginning of the month, based upon established gas indices to minimize commodity price risk, our net operating margin is relatively insensitive to fluctuations in the market price of gas.  Accordingly, we evaluate each of our activities based on the operating margin it produces.   Management reviews and evaluates the operations of three main segments—Onshore operations, Offshore operations and Net Profits Interest.

Total Operations
	Year Ended December 31,
	2010	2009	2008
Revenues	$7,275,897	$7,070,033	$13,882,476
Operating margin	1,988,822	2,737,919	2,469,763
Depreciation, depletion, and amortization	734,721	608,394	621,252

Operating margin for the year ended December 31, 2010 decreased approximately $749,000 from the prior year.  Offshore operating margin decreased approximately $1,443,000; Onshore operating margin increased approximately $689,000 and the Net Profits Interest operating margin increased by approximately $5,000.  These segments are discussed individually below in greater detail.

              Operating margin for the year ended December 31, 2009 increased approximately $268,000 from the prior year.  Offshore operating margin increased approximately $804,000; Onshore operating margin decreased approximately $526,000 and the Net Profits Interest operating margin decreased by approximately $10,000.  These segments are discussed individually below in greater detail.

Onshore Operations
	Year Ended December 31,
	2010	2009	2008
Revenues	$5,987,928	$4,419,676	$12,373,321
Operating margin	1,310,874	622,206	1,148,036
Depreciation and amortization	303,242	150,935	194,455

Onshore operating margin for the year ended December 31, 2010 increased approximately $689,000 from the prior year, primarily due to transportation revenues on the Hickory Creek gathering system acquired in January 2010, which generated operating margin of approximately $683,000 for the year ended December 31, 2010 and on the Laser transportation systems acquired in October 2010, which generated approximately $49,000 in operating margin for the 74 days we owned the systems.  An increase in operating margin of approximately $33,000 at the Waxahachie distribution system was primarily due to an approximate 2% increase in volumes sold to customers.  We attribute the increase in volumes sold to customers at the Waxahachie distribution system in 2010 primarily to improved economic conditions, which improvement has continued into early 2011.  However, operating margin contribution from the Madisonville pipeline decreased by $76,508 or 75% for the year ended December 31, 2010 compared to the prior year.  The Madisonville pipeline was plagued by continuing lower volumes due to depletion of the Madisonville field and an unfavorable change in the billing methodology.  Our Madisonville pipeline contributed a negligible amount to operating margin for the year ended December 31, 2010, and we foresee a negligible contribution to operating margin unless the operator implements a work program to improve natural gas production.

Onshore operating margin for the year ended December 31, 2009 decreased approximately $526,000 from the prior year.  Operating margin on the Waxahachie distribution system decreased by $431,286 or 45% to $519,721 due to lower sales volumes attributable to a permanent plant shutdown in December 2008.  Furthermore, operating margin on the Company’s Madisonville pipeline system continued to decrease due to lower throughput volumes from production decline of the Madisonville field.

Offshore Operations
	Year Ended December 31,
	2010	2009	2008
Revenues	$1,287,969	$2,655,357	$1,504,155
Operating margin	677,948	2,120,713	1,316,727
Depreciation and amortization	405,773	416,114	420,891

Offshore operating margin for the year ended December 31, 2010 decreased $1,443,000 compared to the prior year due to decreased throughput volumes on the Company’s East Cameron 359 pipeline system.  Operating margin on the East Cameron 359 pipeline for the year ended December 31, 2009 was favorably impacted by $1,435,177 from temporary volumes.  The East Cameron 359 pipeline system was used as an alternate pipeline for several producers while the main Sea Robin pipeline was temporarily out of service.  The Sea Robin pipeline used by the producers was activated in January 2010, and the East Cameron 359 system is no longer being used as an alternate route.  Another significant decrease in operating margin at the Company’s Bolivar pipeline system occurred in the fall of 2010 as the operator shut-in production.  The field resumed production in November 2010, but it is unclear whether future throughput on the Bolivar pipeline system will increase back to levels seen in 2009.  The decrease in operating margin at the Bolivar pipeline system for the full year ended December 31, 2010 was partially offset by the resumption of significant initial throughput volumes at the High Island A-389 pipeline system.  The Company’s High Island A-389 system had been out of service since Hurricane Ike and came back online in late April 2010.  However, throughput volumes at the High Island A-389 system also began to decline in the second half of 2010 and have not returned to levels seen in May 2010 and June 2010.Workover and drilling activity in the Gulf of Mexico remained depressed in 2010.

Offshore operating margin for the year ended December 31, 2009 increased $804,000 compared to the prior year entirely due to increased throughput volumes on the Company’s East Cameron 359 pipeline system.  The East Cameron 359 pipeline operating margin for the year ended December 31, 2009 was favorably impacted by temporary volumes as an alternate pipeline for several producers while the main Sea Robin pipeline was temporarily out of service.  This increase was partially offset by a 6.8 Bcf net reduction in volumes at the Company’s seven other offshore pipeline systems.  The Company’s A-389 pipeline system remained off-line from damage caused by Hurricane Ike in 2008 and throughput volumes on other systems continued declining as workover and drilling activity in the Gulf of Mexico remained depressed.

Net Profits Interest Operations
	Year Ended December 31,
	2010	2009	2008
Revenues	$-	$(5,000)	$5,000
Operating margin	-	(5,000)	5,000
Depletion	18,478	34,462	783

We did not realize an operating margin for the Net Profits Interest for the year ended December 31, 2010.  We purchased this Net Profits Interest in the Madisonville Field on December 22, 2008.  We do not expect to recognize revenue from this interest.

The Net Profits Interest operating margin for the year ended December 31, 2009 was $(5,000).  The negative operating margin was due to a reversal of revenue recognized during the fourth quarter of 2008.  No revenue was realized in 2009.

Discontinued Operations

In June 2009, we sold our Shipwreck gathering system consisting of an offshore platform and related pipelines, as well as a related onshore facility known as the Crystal Beach terminal (the “Shipwreck/Crystal Beach Assets”).  In a separate transaction, we also sold our Pirates’ Beach gathering system (the “Pirates’ Beach Assets”).

The Shipwreck/Crystal Beach Assets were sold to Impact Exploration & Production, LLC for consideration consisting of $200,000, payable in four quarterly installments, and the assumption of liabilities, including abandonment and retirement obligations, with an effective date of June 30, 2009.  We received the first installment on the note as of December 31, 2009, but were uncertain as to the timing of the collection of the remaining three installments.  As such, we calculated the gain on sale of assets according to ASC Topic 605 “Revenue Recognition” using the cost recovery method.  As a result of the sale, we recognized a pre-tax gain of $213,780 and a pre-tax deferred gain of $150,000, which was deferred and recognized as the remaining installments were received.  In November 2010, we received payment of $127,500 to retire the note and recognized a pre-tax gain of $127,500.  The remainder of the balance on the note was subsequently written off.

The Pirates’ Beach Assets were sold to Emerald Gathering and Transportation, L.L.C. for consideration consisting of $300,000, of which $50,000 was paid at closing, with the balance payable in five monthly installments, and the assumption of liabilities, including abandonment and retirement obligations, with an effective date of June 1, 2009.  We were reasonably certain as to the collection of the installments on the note and recognized the full amount of the gain up front.  As a result of the sale, the Company recognized a pre-tax gain of $101,539.

The following are the results of operations of the Crystal Beach Terminal and Shipwreck and Pirates’ Beach gathering systems for the periods presented:

	Years Ended December 31,
	2010	2009	2008
Operating revenues (1)	$-	$131,964	$750,110
Operating costs and expenses (2)	-	337,359	432,652
Income (loss) from discontinued operations, net of taxes	-	(155,897)	194,480
Gain on disposal of discontinued operations, net of taxes	83,073	217,380	-

Basic and diluted loss per share from discontinued operations	$-	$(0.01)	$-
Basic and diluted income per share from gain on disposal of discontinued operations	-	0.01	0.01
Total	$-	$-	$0.01

(1) This revenue is based on billings to producers for transportation services.
(2) This cost is comprised of operations and maintenance expense, depreciation expense, and accretion expenses.

Operations Support and Other Income (Expense)
	Year Ended December 31,
	2010	2009	2008

General and administrative	$1,603,343	$2,353,287	$2,424,045
Acquisition costs	109,950	52,113	-
Consent solicitation and severance costs	1,544,884	-	-
Impairment expense	1,865,396	130,008	-
Interest income	9,951	30,408	29,119
Interest expense	179,757	116,699	157,091
Noncontrolling interest	-	-	(28,824)
Other income (expense), net	33,520	(48,750)	1,731,155
Income tax benefit (expense)	1,329,121	159,157	(375,764)
Loss from discontinued operations, net of tax	-	(155,897)	194,480
Gain on disposal of discontinued operations, net of tax	83,073	217,380	-

The following table represents a comparison of the major categories of general and administrative expenses for the years ended December 31, 2010, 2009, and 2008.

	Year Ended December 31,
	2010	2009	2008
Salaries and employee related costs	$545,947	$810,147	$883,436
Accounting, tax, and legal costs	326,581	385,403	321,383
Insurance costs	222,398	389,347	422,976
Rent expense	163,382	162,662	149,511
Investor relation costs	87,473	145,590	174,167
Board expenses	145,557	183,157	204,349
Consulting fees	15,022	143,589	102,523
Other general and administrative costs	96,983	133,392	165,700
Total general and administrative costs	$1,603,343	$2,353,287	$2,424,045

General and administrative expenses for the year ended December 31, 2010 decreased by $750,000, or 32% compared to 2009.  Personnel expenses declined by $264,000 primarily due to the termination and non-replacement of the Company’s previous chief financial officer.  Insurance costs declined by $167,000 relating to the sale of the Shipwreck and Pirates Beach assets, and to a lesser extent, due to a decrease in negotiated property and casualty insurance premiums.  We expect to incur significantly lower property and casualty insurance premium costs in 2011.  Investor relations fees declined by $58,000 due to the termination of our investor relation contract and assumption of investor relations duties by the Company’s President and CEO.  Legal expenses also decreased from 2009 to 2010.  The reduction in legal expenses in 2010 was partially offset by the incurrence of approximately $30,300 in legal fees to recover the Impact note receivable received in the sale of the Shipwreck/Crystal Beach assets described above and $8,200 in legal fees related to a High Island A-389 anchor drag lawsuit.  The anchor drag lawsuit refers to a Gateway lawsuit seeking reimbursement from the damages and subsequent cost to repair the pipeline due to a boat caught in a hurricane which allegedly ran its anchor against our pipeline.  Gateway assigned the majority of the claim to the producers attached to the pipeline who incurred the costs to repair the pipeline.  The lawsuit is not material to the Company, and, with the producers consent, Gateway ceased funding of the lawsuit in February 2011.

General and administrative expenses for the year ended December 31, 2009 decreased $71,000, or 3% compared to 2008.  The slight reduction in G&A expense primarily resulted from lower insurance costs related to the sale of the Shipwreck and Pirates Beach assets on June 30, 2009.  Decreased salaries from fewer employees for half of the year and from lower bonuses paid to executives were offset by increased consulting fees.

Acquisition costs for the year ended December 31, 2010 of $109,950 are related to the Hickory Creek acquisition, which closed in January 2010, and the pipeline acquisition from Laser in October 2010.  Acquisition costs for the year ended December 31, 2009 of $52,113 were related to the Hickory Creek acquisition.  See Note 3 to our consolidated financial statements for discussion of the Hickory Creek and Laser acquisitions.

Consent solicitation and severance costs of $1,544,884 were related to fees and expenses incurred in connection with our defense of the consent solicitation with Frederick M. Pevow, Jr., the Company’s current Chairman, President and CEO. These fees and expenses included a review of strategic alternatives, severance costs associated with the termination of the prior management of Gateway at the conclusion of the consent solicitation of approximately $739,000, investment banking, legal and consulting fees of $415,000, reimbursement by Gateway of Mr. Pevow’s legal fees and expenses of $311,000, and proxy solicitation and printing fees of $80,000.

Interest income for all years presented fluctuates directly with the average cash balances.

Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under our bank revolving credit agreement.
Interest expense for the year ended December 31, 2010 increased $63,000 compared to 2009 primarily because of the increased outstanding balance on our revolving credit facility, which was used to acquire the Hickory Creek gathering system and the Laser transportation system.

Other income for the year ended December 31, 2010 primarily comprised of a refund related to 2009 insurance of approximately $15,000 and a true-up of operating expenses that were over-expensed in 2009 of approximately $21,000.  Other expense for the year ended December 31, 2009 was primarily comprised of a $47,000 write off of an Oklahoma tax refund deemed uncollectible.

Liquidity and Capital Resources

We had available cash of $238,547 at December 31, 2010.

Net cash used in continuing operating activities totaled $1,307,368 for the year ended December 31, 2010, compared to net cash provided by continuing operating activities of $521,096 during the same period of the previous year.  The significant decrease in cash flow from operating activities is primarily due to the cash payment of consent solicitation and severance costs of approximately $1,478,000 partially offset by lower general and administrative expenses.

Absent significant acquisitions or development projects, we will continue to fund operations through internally generated funds and available cash and bank borrowings as needed.  We believe our cash flows from such sources will be sufficient to fund our ongoing operations for the foreseeable future.

Going forward, our strategy is to maximize the potential of currently-owned properties, to construct new pipeline systems, and to acquire properties that meet economic performance hurdles.  We are actively exploring the possibility of seeking additional outside capital to allow us to accelerate the implementation of our growth strategy, and such new capital may take several forms.  There is no guarantee that we will be able to raise outside capital or be able to sell assets on terms favorable to Gateway.  Without a significant infusion of new capital, we believe we can finance the construction of new facilities and generate new cash flows, but only at a pace that can be supported by cash flows and our existing financing agreements.

During 2010, we executed premium finance agreements for our insurance premiums.  The total original principal amount of the notes issued in connection with these agreements was $428,367 with an interest rate of 4.95%.  The notes require monthly principal and interest payments.  The amount of the monthly payment varies depending on any changes in coverage and policy renewal periods.

On December 7, 2009, we entered into a Credit Agreement (the “Agreement”) with Meridian Bank, Texas (“Meridian”), regarding a revolving credit facility.  The original borrowing base under the Agreement had been established at $3.0 million, which may be increased at the discretion of Meridian to an amount not to exceed $6.0 million.  The credit facility is secured by all of our assets and originally had a term of 39 months maturing on April 30, 2012.  The credit facility contains financial covenants defining various financial measures, with which we are in compliance.  Interest on outstanding balances accrues at the Wall Street Journal prime rate, plus one and a half percent, with a minimum rate of 5.50% and is payable monthly.  The principal is due upon maturity.  Unused borrowing base fees are 0.50% per year of the average for the period of calculation of an amount determined daily equal to the difference between the borrowing base and the aggregate outstanding principal balance of the facility.  This amount is paid quarterly.

On October 1, 2010, the borrowing base on the revolving credit facility with Meridian Bank was increased to $4.0 million in anticipation of payment of the purchase price for the assets acquired from Laser.  Pursuant to the increase in the borrowing base to $4.0 million, we committed to reduce the principal amount of the note by a minimum of $1.0 million no later than February 1, 2011.  We paid the $1.0 million in full in December 2010 from proceeds of an equity issuance as described below.  As of December 31, 2010, there was a $2,550,000 outstanding balance on the facility.

On November 23, 2010, we completed a private placement of 4,028,000 shares of common stock at a price of $0.25 per share for total gross proceeds of $1,007,000.  We used $1,000,000 of the proceeds from the sale of the common stock to retire indebtedness outstanding under the credit facility with Meridian Bank Texas, N.A.  Total outstanding shares of common stock at the year ended December 31, 2010 was 23,480,853.  The common stock was offered and sold on a private placement basis to selected accredited investors (as defined in Rule 501(a) of Regulation D of the Securities Act of 1933, as amended (the “1933 Act”)), in reliance on the exemption from registration contained in Rule 506 of Regulation D of the 1933 Act.

At December 31, 2010, we had deposited $250,000 with a supplier as collateral for gas purchase costs.

Natural gas prices as represented by the Henry Hub closing monthly index price for natural gas during the year ended December 31, 2010 averaged $4.39 per MMBtu, compared to $3.99 for the same period of the prior year.  The Company’s operating margin is not significantly affected by the price of natural gas since gas gathering and transportation are generally based on fee arrangements and sales of natural gas are made under back-to-back purchase and sales arrangements.  However, natural gas prices can affect exploration and development which can result in higher or lower volumes available for gathering and transportation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 31, 2010; however, see Note 8 to the consolidated financial statements regarding Commitments and Contingencies.

Factors Affecting Future Results or the Value of Our Common Stock

The principal objective of Gateway is to enhance stockholder value through the execution of certain strategies.  These strategies include, among other things: (i) focusing on gathering, transporting, and distributing natural gas; (ii) expanding the Company’s asset base in the existing core geographic areas; and (iii) acquiring or constructing properties in one or more new core areas.

We have existing debt and refinancing risks that could affect our cost of operations.

As of March 18, 2011, we had approximately $2,550,000 of long-term indebtedness outstanding under our revolving credit facility with Meridian.  The credit facility is secured by all of our assets and matures on April 30, 2012.   Therefore, on or prior to the maturity date, we will be required to repay the outstanding principal balance (plus accrued interest) or to refinance this indebtedness.  As a result, we are and expect to be subject to the risks normally associated with debt financing including: that interest rates may rise; that our cash flow will be insufficient to make required payments of principal and interest; that we will be unable to refinance some or all of our debt; that any refinancing will not be on terms as favorable as those of the existing debt; that debt service obligations will reduce funds available to grow our business; that any default on our debt, due to noncompliance with financial covenants or otherwise, could result in acceleration of those obligations; and that we may be unable to refinance or repay the debt as it becomes due. An increase in interest rates would reduce our net income and funds from operations. We may not be able to refinance or repay debt as it becomes due which may force us to refinance or to incur additional indebtedness at higher rates and additional cost or, in the extreme case, to sell assets or seek protection from our creditors under applicable law.

We have a history of operating losses.

During 2010, we operated our business at an operating loss.  There are many factors influencing our operations that are beyond our control that may cause future losses. We cannot control the extent or timing of producer investment near our pipeline systems. The ultimate success of our Madisonville pipeline facilities depends upon the activity and success of the producer in the area, as well as our determination of alternative uses with the pipeline.

Our acquisition strategy and construction projects require access to new capital.  Tightened capital markets or more expensive capital would impair our ability to grow.

During 2010, we operated our business at a loss.  As a result, we relied on external financing sources, including new bank borrowings and the issuance of equity securities, to fund our acquisition and growth capital expenditures.  However, to the extent we are unable to continue to finance growth externally; we will significantly impair our ability to grow.  We may need new capital to finance these activities.  Limitations on our access to capital will impair our ability to execute this strategy.  We recently have funded most of these activities with bank borrowings and repaid such debt through the subsequent issuance of equity. An inability to access the capital markets, particularly the equity markets, will impair our ability to execute this strategy and have a detrimental impact on our credit profile.

We may have difficulty financing our planned capital expenditures, which could adversely affect our results and growth.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and current weak economic conditions have affected, and will likely continue to affect, our ability to obtain funding.

The availability of funds from the debt and equity markets, particularly for micro-capitalization public companies such as us, generally has diminished. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide funding to borrowers.

Our debt instruments may limit our financial flexibility and impair our financial condition.

The instrument governing our debt contains restrictive covenants that may prevent us from engaging in certain transactions that we deem beneficial and that may be beneficial to us.  The agreement governing our debt generally requires us to comply with various affirmative and negative covenants, including the maintenance of certain financial ratios and restrictions on (i) incurring additional debt; (ii) entering into mergers, consolidations and sales of assets; (iii) granting liens; and (iv) entering into sale-leaseback transactions.  The agreement also enables the lender to determine, or re-determine, in its sole discretion, our borrowing base, and to establish a monthly or quarterly commitment reduction amount by which the borrowing base shall be automatically reduced. The instruments governing any future debt may contain similar or more restrictive restrictions.  Our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be restricted.

We may not be able to successfully execute our business plan and may not be able to grow our business, which could adversely affect our operations, credit profile, and stock price.

Our ability to successfully operate our business, and to allow for growth, is subject to a number of risks and uncertainties. Similarly, we may not be able to successfully expand our business through acquiring or growing our assets, because of various factors, including economic and competitive factors beyond our control. If we are unable to grow our business, or execute on our business plan, our credit profile is likely to be impaired and the market price of our common stock is likely to decline.

Our ability to manage and grow our business effectively may be adversely affected if we lose key management or other key employees.

We depend on the continuing efforts of Frederick M. Pevow, Jr., our chief executive officer and president. The departure of Mr. Pevow could have a significant negative effect on our business, operating results, financial condition and on our ability to compete effectively in the marketplace.  In addition, on March 1, 2011, Jill R. Marlatt, our controller, secretary and treasurer, announced that she was resigning from her positions with our company for personal reasons.  We are actively seeking a replacement for Ms. Marlatt, but our business may experience disruptions as a result of the reduction in personnel and transitioning to a replacement.  Our ability to hire, train and retain qualified personnel, including accounting, business operations, finance, and other key back-office personnel, including a replacement for Ms. Marlatt, will continue to be important and will become more challenging as we grow and if energy industry market conditions remain positive.  When general industry conditions are good, the competition for experienced operational and field technicians increases as other energy and manufacturing companies’ needs for the same personnel increases. Our ability to grow and perhaps even to continue our current level of service to our current customers will be adversely impacted if we are unable to successfully hire, train and retain these important personnel.

Because of the natural decline in production from existing wells, our success depends on our ability to obtain new supplies of natural gas, which involves factors beyond our control. Any decrease in supplies of natural gas in our areas of operation could adversely affect our business and operating results.

Our gathering pipeline systems are dependent on the level of production from natural gas wells that supply our systems from which production will naturally decline over time. As a result, our cash flows associated with these wells will also decline over time. In order to maintain or increase through-put volume levels on our gathering and transportation pipeline systems, we must continually obtain new supplies. The primary factors affecting our ability to obtain new supplies of natural gas and attract new customers to our assets are: the level of successful drilling activity near our systems and our ability to compete with other gathering and processing companies for volumes from successful new wells.

The level of natural gas drilling activity is dependent on economic and business factors beyond our control. The primary factor that impacts drilling decisions is natural gas prices. A sustained decline in natural gas prices could result in a decrease in exploration and development activities in the fields served by our gathering and transportation pipeline systems, which would lead to reduced utilization of these assets.   For example, the largest producer connected to our Hickory Creek Gathering System notified us in early 2010 that it will postpone further development on our dedicated lease until natural gas prices show sustained improvement.

Other factors that impact drilling and production decisions include producers’ capital budget limitations and the ability of producers to obtain necessary drilling and other governmental permits and regulatory changes. For example, companion Senate and House bills to amend the Safe Drinking Water Act were introduced in Congress in June 2009.  The proposed legislation would require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process.  Hydraulic fracturing, which is utilized by wells drilled in the Barnett Shale served by our Hickory Creek Gathering System, involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production.  The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could result in a decrease in our customers’ exploration and production activities, resulting in lower volumes of natural gas production, which could result in a decline in the demand for our services.  As another example, following the well blowout and resulting oil spill in the Spring and Summer of 2010 at the BP Macondo Field offshore in the Gulf of Mexico, the U.S. government suspended the issuance of new drilling permits in the deepwater Gulf of Mexico.  In addition, drilling permits in shallower waters on the Continental Shelf in Federal Waters of the Gulf of Mexico now must comply with Notice to Lessees and Operators (“NTL”) 2010-NO5 and the NTL 2010-NO6 issued by the Mineral Management Service, among other new federal regulations affecting offshore drilling.  We own and operate natural gas gathering systems located in federal waters of the Gulf of Mexico.  The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or otherwise limiting, offshore drilling could result in a decrease in our customers’ exploration and production activities, resulting in lower volumes of natural gas production, which could result in a decline in the demand for our services.

Because of these and other factors, even if additional natural gas reserves exist in areas served by our assets, producers may choose not to develop those reserves. If we were not able to obtain new supplies of natural gas to replace the natural decline in volumes from existing wells due to reductions in drilling activity or competition, through-put volumes on our pipelines and the utilization rates of our processing facilities would decline, which could have a material adverse effect on our business, results of operations and financial condition.

Many of our customers’ drilling activity levels and spending for transportation on our pipeline system may be impacted by the current deterioration in commodity prices and the credit markets.

Many of our customers finance their drilling activities through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the credit markets and the availability of credit. Any combination of a reduction of cash flow resulting from declines in natural gas prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ spending for natural gas drilling activity, which could result in lower volumes being transported on our pipeline system. A significant reduction in drilling activity could have a material adverse effect on our operations.

In accordance with industry practice, we do not obtain independent evaluations of natural gas reserves dedicated to our gathering systems. Accordingly, volumes of natural gas gathered on our gathering systems in the future could be less than we anticipate, which could adversely affect our business and operating results.

We do not obtain independent evaluations of natural gas reserves connected to our gathering systems due to the unwillingness of producers to provide reserve information as well as the cost of such evaluations. Accordingly, we do not have estimates of total reserves dedicated to our systems or the anticipated lives of such reserves. If the total reserves or estimated lives of the reserves connected to our gathering systems are less than we anticipate and we are unable to secure additional sources of natural gas, then the volumes of natural gas gathered on our gathering systems in the future could be less than we anticipate. A decline in the volumes of natural gas gathered on our gathering systems could have an adverse effect on our business, results of operations and financial condition.

If we fail to balance our purchases of natural gas our exposure to commodity price risk will increase.

We may not be successful in balancing our purchases of natural gas. For example, even though we attempt to purchase and sell natural gas according to back-to-back contracts based on monthly index prices, we are still subject to intra-month increases and decreases in the price of natural gas if the amount of natural gas actually used by our customers in any given month differs materially from the amounts purchased by us at the beginning of the month. In addition, upstream pipelines could fail to deliver promised volumes to us or deliver in excess of contracted volumes or a purchaser could purchase less than contracted volumes. Any of these actions could cause an imbalance between our purchases and sales. If our purchases and sales are not balanced, we will face increased exposure to commodity price risks and could have increased volatility in our operating income and working capital.  Our exposure to rising commodity prices is exacerbated because our gas supplier on our Waxahachie distribution system requires us to maintain a restricted cash account equal to a two month estimate of our gas purchase costs in excess of our credit limit.

We may be burdened with significant pipeline abandonment liabilities.

Federal and state laws mandate certain rules and regulations related to the abandonment of pipelines and related facilities once the pipelines have ceased operations. Certain of our agreements with producers offshore in the Gulf of Mexico and in state waters in Texas require us to incur all or part of the abandonment costs once production ceases from their leases. The timing and costs of abandonment of offshore pipelines can vary widely based on certain factors outside of our control, including the amount of reserves dedicated to our pipelines, weather, the availability and costs incurred for transportation and diving and support operations.

We depend on certain key customers for a significant portion of our revenue and operating profit. The loss of, or reduction in, any of these key customers could adversely affect our business and operating results.

We rely on a limited number of customers for a significant portion of our sales volumes and sales revenue on our natural gas distribution pipelines. These contracts have terms that range from an annual basis to multiple years. As these contracts expire we will have to negotiate extension or renewals or replace the contracts on equally favorable terms with those of other customers, possibly requiring substantial capital expenditures to do so. The loss of either of our contracts with Dart Container Corporation or Owens Corning when they expire could have a material adverse effect on our business, results of operations and financial condition, and possibly result in the need to abandon the associated pipelines. The closure of or reduction of production in any of any of the industrial plants, including those owned by Tyson, served by our natural gas distribution pipelines, for economic or other reasons, would have a similar negative impact.

To the extent that we intend to grow internally through construction of new, or modification of existing, facilities, we may not be able to manage that growth effectively, which could decrease our cash flow and adversely affect our results of operations.

A principal focus of our strategy is to continue to grow by expanding our business both internally and through acquisitions. Our ability to grow internally will depend on a number of factors, some of which will be beyond our control. In general, the construction of additions or modifications to our existing systems, and the construction of new midstream assets involve numerous regulatory, environmental, political and legal uncertainties beyond our control. In addition, we may not be able to finance construction or modifications on satisfactory terms. Any project that we undertake may not be completed on schedule, at budgeted cost or at all. Construction may occur over an extended period, and we are not likely to receive a material increase in revenues related to such project until it is completed. Moreover, our revenue may not increase immediately upon the completion of construction because the anticipated growth in gas production that the project was intended to capture does not materialize, our estimates of the growth in production prove inaccurate or for other reasons. In addition, our ability to undertake to grow in this fashion will depend on our ability to hire, train, and retain qualified personnel to manage and operate these facilities when completed.

A change in the level of regulation or the jurisdictional characterization of some of our assets or business activities by federal, state or local regulatory agencies could affect our operations and revenues.

Our gathering, transmission and distribution activities are intrastate in nature and generally exempt from regulation by the Federal Energy Regulatory Commission (“FERC”) under the Natural Gas Act, the Natural Gas Policy Act of 1978 and other rules and regulations promulgated by FERC, but FERC regulation still affects our business and the markets for products derived from our business. With the passage of the Energy Policy Act of 2005 (“EPACT 2005”), FERC has expanded its oversight of natural gas purchasers, natural gas sellers, gatherers, intrastate pipelines and shippers on FERC regulated pipelines by imposing new market monitoring and market transparency rules and rules prohibiting manipulative behavior. In addition, EPACT 2005 substantially increased FERC’s penalty authority. In recent years, FERC has adopted new rules requiring increased reporting by purchasers and sellers of natural gas, intrastate pipelines and gathering systems of certain information, and in 2009, FERC issued a notice of proposed rulemaking seeking comments on proposed increased transactional reporting requirements for intrastate pipelines. We cannot predict the outcome of the rulemaking proceeding or how FERC will approach future matters such as pipeline rates and rules and policies that may affect purchases or sales of natural gas or rights of access to natural gas transportation capacity.

In addition, the distinction between FERC-regulated interstate transmission service, on one hand, and intrastate transmission or federally unregulated gathering services, on the other hand, is the subject of regular litigation at FERC, in the courts and of policy discussions at FERC. In such circumstances, the classification and regulation of some of our gathering or our intrastate transportation pipelines may be subject to change based on future determinations by FERC, the courts or Congress. Such a change could result in increased regulation by FERC, which could adversely affect our business.  Even without regulation by FERC, our operations may still be subject to regulation by various state agencies. The applicable statutes and regulations generally require that our rates and terms and conditions of service provide no more than a fair return on the aggregate value of the facilities used to render such services.

Other state and local regulations also affect our business. Our gathering pipelines are subject to ratable take and common purchaser statutes in states in which we operate. Ratable take statutes generally require gatherers to take, without undue discrimination, oil or natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes restrict our right as an owner of gathering facilities to decide with whom we contract to purchase or transport natural gas. Federal law leaves any economic regulation of natural gas gathering to the states. The states in which we operate have adopted complaint-based regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access and rate discrimination.

Any new laws, rules, regulations or orders could result in additional compliance costs and/or requirements, which could adversely affect our business. If we fail to comply with any new or existing laws, rules, regulations, laws or orders, we could be subject to administrative, civil and/or criminal penalties, or both, as well as increased operational requirements or prohibitions.

We may be unable to integrate successfully the operations of future acquisitions with our operations, and we may not realize all the anticipated benefits of the past and any future acquisitions.

Integration of acquisitions with our business and operations is a complex, time consuming and costly process. Failure to integrate acquisitions successfully with our business and operations in a timely manner may have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we will achieve the desired profitability from past or future acquisitions. In addition, failure to assimilate future acquisitions successfully could adversely affect our financial condition and results of operations. Our acquisitions involve numerous risks, including:

●	operating a significantly larger combined organization and adding operations;

●	difficulties in the assimilation of the assets and operations of the acquired businesses, especially if the assets acquired are in a new business segment or geographic area;

●	the risk that natural gas reserves expected to support the acquired assets may not be of the anticipated magnitude or may not be developed as anticipated;

●	the loss of significant producers or markets or key employees from the acquired businesses;

●	the diversion of management’s attention from other business concerns;

●	the failure to realize expected profitability, growth or synergies and cost savings;

●	properly assessing and managing environmental compliance;

●	coordinating geographically disparate organizations, systems, and facilities;

●	the assumption of unknown liabilities for which we may not be indemnified by the seller or for which our indemnity may be inadequate;

●	the decrease in our liquidity as a result of our using a significant portion of our available cash or borrowing capacity; and

●	coordinating or consolidating corporate and administrative functions.

Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. If we consummate any future acquisition, our capitalization and results of operation may change significantly, and you may not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating future acquisitions.

Our industry is highly competitive, and increased competitive pressure could adversely affect our business and operating results.

We compete with similar enterprises in each of our areas of operations. Some of our competitors are large oil, natural gas, gathering and processing, natural gas pipeline companies and natural gas utilities that have greater financial resources and access to supplies of natural gas than we do. Competitors may establish new connections with pipeline systems that would create additional competition for services that we provide to our customers. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of our competitors.

Any reduction in the capacity of, or the allocations to, our shippers in interconnecting, third-party pipelines could cause a reduction of volumes transported in our pipelines, which would adversely affect our revenues and cash flow.

Users of our pipelines are dependent upon connections to and from third-party pipelines to receive and deliver natural gas. Any reduction in the capacities of these interconnecting pipelines due to testing, line repair, reduced operating pressures or other causes could result in reduced volumes being transported in our pipelines. Similarly, if additional shippers begin transporting volumes of natural gas over interconnecting pipelines, the allocations to existing shippers in these pipelines could be reduced, which could also reduce volumes transported in our pipelines. Any reduction in volumes transported in our pipelines would adversely affect our revenue and cash flow.

We are exposed to the credit risks of our key customers, and any material nonpayment or nonperformance by our key customers could adversely affect our cash flow and results of operations.

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. The combination of reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve based credit facilities (resulting from a decline in commodity prices) and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ liquidity and ability to make payment or perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us.

Energy commodity transportation activities involve numerous risks, some of which may not be fully covered by insurance, that may result in accidents or otherwise adversely affect our operations and financial condition.

There are a variety of hazards and operating risks inherent to natural gas transmission activities — such as leaks, explosions and mechanical problems—that could result in substantial financial losses.  In addition, these risks could result in serious injury and loss of human life, significant damage to property and natural resources, environmental pollution and impairment of operations, any of which also could result in substantial financial losses.  For pipeline and storage assets located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damage resulting from these risks could be greater.  Incidents that cause an interruption of service, such as when unrelated third party's construction damages a pipeline or a newly completed expansion experiences a weld failure, may negatively impact our revenues and earnings while the affected asset is temporarily out of service.  In addition, a natural disaster such as a hurricane or other hazard affecting the areas in which we operate could have a material adverse effect on our operations. We are also not insured against all below ground property damage and business interruptions that might occur. Our business operations in federal and state waters of the Gulf of Mexico experienced significant damage as the result of Hurricane Ike in 2008 and there is no assurance that another significant hurricane might not cause even more damage. If losses in excess of our insurance coverage were to occur, they could have a material adverse effect on our business, financial condition and results of operations.

Increased regulatory requirements relating to the integrity of our pipelines and other assets will require us to spend additional money to comply with these requirements.

We are subject to extensive laws and regulations related to asset integrity.  The U.S. Department of Transportation (“DOT”), for example, regulates pipelines in the areas of testing, education, training and communication.  The U.S. DOT issued final rules (effective February 2004 with respect to natural gas pipelines) requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines and take measures to protect pipeline segments located in what the rules refer to as “high consequence areas.”  The ultimate costs of compliance with the integrity management rules are difficult to predict.  The majority of the costs to comply with the rules are associated with asset integrity testing and the repairs found to be necessary.  Changes such as advances of inspection tools, identification of additional threats to integrity and changes to the amount of pipeline determined to be located in “high consequence areas” can have a significant impact on the costs to perform integrity testing and repairs.  We plan to continue our integrity testing programs to assess and maintain the integrity of our existing and future assets as required by the U.S. DOT rules.  The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our assets.

Further, additional laws and regulations that may be enacted in the future or a new interpretation of existing laws and regulations could significantly increase the amount of these expenditures.  There can be no assurance as to the amount or timing of future expenditures for asset integrity regulation, and actual future expenditures may be different from the amounts we currently anticipate.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not deemed by regulators to be fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and prospects.

Failure of the gas that we ship on our pipelines to meet the specifications of interconnecting interstate pipelines could result in curtailments by the interstate pipelines.

The markets to which the shippers on our pipelines ship natural gas include interstate pipelines. These interstate pipelines establish specifications for the natural gas that they are willing to accept, which include requirements such as hydrocarbon dewpoint, temperature, and foreign content including water, sulfur, carbon dioxide and hydrogen sulfide. These specifications vary by interstate pipeline. If the total mix of natural gas shipped by the shippers on our pipeline fails to meet the specifications of a particular interstate pipeline, it may refuse to accept all or a part of the natural gas scheduled for delivery to it. In those circumstances, we may be required to find alternative markets for that gas or to shut-in the producers of the non-conforming gas, potentially reducing our through-put volumes or revenues.

We do not own all of the land on which our pipelines and facilities have been constructed, and we are therefore subject to the possibility of increased costs or the inability to retain necessary land use.

We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for specified periods of time. Many of these rights-of-way are perpetual in duration; others have terms ranging from five to ten years. Many are subject to rights of reversion in the case of non-utilization for periods ranging from one to three years. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

In addition, the construction of additions to our existing gathering, transmission and distribution assets may require us to obtain new rights-of-way prior to constructing new pipelines. We may be unable to obtain such rights-of-way to connect new natural gas supplies to our existing gathering lines or to capitalize on other attractive expansion opportunities. If the cost of obtaining new rights-of-way increases, our cash flows and growth opportunities could be adversely affected.

We may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment.

Our operations are subject to stringent and complex federal, state and local environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and nonhazardous materials and wastes, and the cleanup of contamination. Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, penalties, fines and other criminal sanctions, third party claims for personal injury or property damage, investments to retrofit or upgrade our facilities and programs, or curtailment of operations. Certain environmental statutes, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state laws, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released.

There is inherent risk of the incurrence of environmental costs and liabilities in our business due to the necessity of handling natural gas, air emissions related to our operations and historical industry operations and waste disposal practices. For example, an accidental release from one of our pipelines or processing facilities could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may not be able to recover these costs from insurance. We cannot be certain that identification of presently unidentified conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws and regulations, or other unanticipated events will not arise in the future and give rise to material environmental liabilities that could have a material adverse effect on our business, financial condition or results of operations.

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

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Currently our common stock is quoted on the OTC Bulletin Board and the trading volume developed to date is limited by the fact that many major institutional investment funds and mutual funds, as well as many individual investors, follow a policy of not investing in OTC Bulletin Board stocks and, moreover, certain major brokerage firms restrict their brokers from recommending OTC Bulletin Board stocks because they are considered speculative, volatile and thinly traded. The OTC Bulletin Board is an inter-dealer market and is much less regulated than the major stock exchanges, and trading in our common stock is potentially subject to abuses, volatilities and shorting.

In addition, there has been a limited public market for our common stock, and an active trading market for our common stock may not develop. This could reduce our stockholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could reduce the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

We are authorized to issue “blank check” preferred stock, which can be issued without stockholder approval and may adversely affect the rights of holders of our common stock.

We are authorized to issue 10,000 shares of preferred stock. Our board of directors is authorized under our restated certificate of incorporation, as amended, to provide for the issuance of shares of preferred stock by resolution, and upon filing a certificate of designations under Delaware law, to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. Any shares of preferred stock so issued are likely to have priority over our common stock with respect to dividend and/or liquidation rights. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for us and thereby prevent stockholders from receiving the maximum value for their shares. No preferred shares are issued and outstanding as of March 18, 2011.

Delaware law may inhibit a takeover of us that our stockholders may consider favorable.

Provisions of Delaware law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of us, even if such a transaction would have significant benefits to our stockholders. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable for smaller reporting companies such as Gateway.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index to Consolidated Financial Statements beginning on page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this annual report, Gateway’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e)  under the Securities Exchange Act of 1934 (the “Exchange Act”) were effective for the year ended December 31, 2010 such that the information relating to Gateway required to be disclosed in reports that it files or submits under the Exchange Act (1) was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange commission rules and forms, and (2) was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

                Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15f under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management concluded internal controls over financial reporting were effective as of December 31, 2010.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to the permanent exemption by  the Securities and Exchange Commission that permits the Company to provide only management's report in this annual report.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the 2011 Annual Meeting of Stockholders, under the captions “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS OF THE COMPANY” “GOVERNANCE OF THE COMPANY” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”.

ITEM 11.   EXECUTIVE COMPENSATION

Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the 2011 Annual Meeting of Stockholders, under the caption “EXECUTIVE COMPENSATION.”

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the 2011 Annual Meeting of Stockholders, under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information is presented as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	402,778	$ 0.35	1,837,224

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the 2011 Annual Meeting of Stockholders, under the caption “CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH RELATED PERSONS” and “GOVERNANCE OF THE COMPANY”.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the 2011 Annual Meeting of Stockholders, under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	EXHIBITS
The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit                                           Description of Document

3.1	Restated Certificate of Incorporation dated May 26, 1999, incorporated by reference to Form 10-KSB for the year ended February 28, 1999.
3.2	Amendment to Restated Certificate of Incorporation dated August 16, 2001, incorporated by reference to Form 10-KSB for the year ended December 31, 2001.

3.3	Bylaws, as amended May 26, 2008, incorporated by reference to Form 8-K filed on March 28, 2008.
3.4	Bylaws, as amended March 24, 2010, incorporated by reference to Form 8-K filed on March 26, 2010.
4.1	Form of the Common Stock Certificate, incorporated by reference to Form 10-KSB for the year ended February 28, 1999.

4.2
Rights Agreement dated as of February 26, 2010, between Gateway Energy Corporation and American Stock Transfer and Trust Company, LLC, as Rights Agent, which includes as Exhibit A, the Summary of Rights to Purchase Preferred Stock, incorporated by reference to Form 8-K filed on March 1, 2010.

4.3
Amendment No. 1 to the Rights Agreement dated May 10, 2010, between Gateway Energy Corporation and American Stock Transfer and Trust Company, LLC, as Rights Agent, which includes as Exhibit 4.1, the amendment to section 7(a), incorporated by reference to Form 8-K filed on May 11, 2010.

10.1	1994 Incentive and Non-Qualified Stock Option Plan; incorporated by reference to Exhibit 10(a) to Form 10-KSB for the year ended February 28, 1997.

10.2	1998 Stock Option Plan, incorporated by reference to Form 10-KSB for the year ended February 28, 1999.
10.3	1998 Outside Directors’ Stock Option Plan, incorporated by reference to Form 10-KSB for the year ended February 28, 1999.

10.4	Employment Agreement dated August 22, 2006 with Robert Panico, incorporated by reference to Form 8-K filed on August 25, 2006.
10.5	Employment Agreement dated August 22, 2006 with Christopher Rasmussen, incorporated by reference to Form 8-K filed on August 25, 2006.

10.6	Form of Indemnification Agreement, incorporated by reference to Form 8-K filed on August 25, 2006.
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

10.14	Purchse Agreement dated July 6, 2009 between Gateway Offshore Pipeline Company and Impace E&P for the sale of the Shipwreck gathering system and related Crystal Beach terminal, and purchase agreement dated July 6, 2009 between Gateway Offshore Pipeline Company and Emerald for the sale of the Pirates Beach gathering system, incorporated by reference to Form 8-K filed on July 6, 2009.

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

10.17	Agreement and Mutual Release, dated June 1, 2010, between Gateway Energy Corporation, GEC Holding, LLC, and Frederick M. Pevow, Jr., incorporated by reference to Form 8-K filed on June 2, 2010.
10.18
Purchase and Sale Agreement, dated September 22, 2010, by and among Gateway Pipeline U.S.A Corporation and Laser Pipeline Company L.P., incorporated by reference to Form 8-K filed on September 28, 2010.

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

GATEWAY ENERGY CORPORATION
(Registrant)

	By:	/s/ Frederick M. Pevow, Jr
President & CEO

Date: March 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Perin Greg deGeurin	Director	March 18, 2011
Perin Greg deGeurin

/s/ David F. Huff	Director	March 18, 2011
David F. Huff

/s/ John O. Niemann, Jr.	Director	March 18, 2011
John O. Niemann, Jr.

/s/ John A. Raasch	Director	March 18, 2011
John A. Raasch

/s/ Paul G. VanderLinden	Director	March 18, 2011
Paul G. VanderLinden

/s/ Frederick M. Pevow, Jr. Frederick M. Pevow Jr.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 18, 2011

/s/ Jill R. Marlatt Jill Marlatt	Controller (Principal Financial Officer)	March 18, 2011

GATEWAY ENERGY CORPORATION

All financial schedules have been omitted as required information is either not applicable or has been included in the financial statements or notes to the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Gateway Energy Corporation

We have audited the accompanying consolidated balance sheets of Gateway Energy Corporation and Subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway Energy Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
March 18, 2011

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$238,547	$2,086,787
Restricted cash	-	900,000
Accounts receivable trade	815,178	1,101,100
Notes receivable	-	148,088
Deposits	250,000	-
Prepaid expenses and other assets	339,929	41,941
Total current assets	1,643,654	4,277,916

Property and Equipment, at cost
Gas gathering, processing and transportation	11,310,810	8,855,967
Net profits production interest	-	701,482
Office furniture and other equipment	158,029	150,500
	11,468,839	9,707,949
Less accumulated depreciation, depletion, and amortization	(3,262,877)	(2,785,241)
	8,205,962	6,922,708
Other Assets
Deferred tax assets, net	2,658,204	1,295,455
Intangible assets, net of accumulated amortization of $479,373 and $345,567 as of December 31, 2010 and 2009, respectively	1,521,227	563,032
Other	41,151	36,803
	4,220,582	1,895,290
Total assets	$14,070,198	$13,095,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$600,403	$660,504
Accrued expenses and other liabilities	296,609	305,549
Notes payable – insurance	159,882	-
Current maturities of capital lease	-	9,188
Deferred gain on sale of discontinued operations	-	100,800
Total current liabilities	1,056,894	1,076,041

Long term notes payable – insurance, less current maturities	24,145	-
Long-term debt, less current maturities	2,550,000	-
Total liabilities	3,631,039	1,076,041

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock – $1.00 par value; 10,000 shares authorized;
no shares issued and outstanding	-	-
Common stock – $0.25 par value; 35,000,000 shares authorized;
23,480,853 and 19,397,125 shares issued and outstanding at December 31, 2010 and 2009, respectively	5,870,213	4,849,281
Additional paid-in capital	17,387,746	17,395,828
Accumulated deficit	(12,818,800)	(10,225,236)
Total stockholders’ equity	10,439,159	12,019,873
Total liabilities and stockholders' equity	$14,070,198	$13,095,914

The accompanying notes are an integral part of the financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2010	2009
Operating revenues
Sales of natural gas	$5,046,829	$4,183,830
Transportation of natural gas and liquids	1,555,676	2,342,479
Treating and other	673,392	543,724
	7,275,897	7,070,033
Operating costs and expenses
Cost of natural gas purchased	4,412,316	3,586,046
Operation and maintenance	874,759	746,068
Depreciation, depletion and amortization	734,721	608,394
Impairment expense	1,865,396	130,008
General and administrative	1,603,343	2,353,287
Acquisition costs	109,950	52,113
Consent solicitation and severance costs	1,544,884	-
	11,145,369	7,475,916
Operating loss	(3,869,472)	(405,883)

Other income (expense)
Interest income	9,951	30,408
Interest expense	(179,757)	(116,699)
Other income (expense), net	33,520	(48,750)
Other expense, net	(136,286)	(135,041)

Loss from continuing operations before income taxes and discontinued operations	(4,005,758)	(540,924)

Provision for income taxes
Current income tax expense	40,851	36,069
Deferred income tax benefit	(1,369,972)	(195,226)
	(1,329,121)	(159,157)

Loss from continuing operations	(2,676,637)	(381,767)

Discontinued operations, net of taxes
Loss from discontinued operations, net of taxes	-	(155,897)
Gain on disposal of assets, net of taxes	83,073	217,380
Income from discontinued operations	83,073	61,483

Net loss	$(2,593,564)	$(320,284)

Basic and diluted loss per share:
Continuing operations	$(0.13)	$(0.02)
Discontinued operations	-	-
Net income	$(0.13)	$(0.02)
Weighted average number of common shares outstanding:
Basic	19,841,887	19,303,488
Diluted	19,841,887	19,303,488

The accompanying notes are an integral part of the financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2010 and 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2009	19,207,249	$4,801,812	$17,284,485	$(9,904,952)	$12,181,345
Stock-based compensation expense	-	-	98,812	-	98,812
Issuance of common stock to directors	189,876	47,469	12,531	-	60,000
Net loss	-	-	-	(320,284)	(320,284)
Balance at December 31, 2009	19,397,125	4,849,281	17,395,828	(10,225,236)	12,019,873
Stock-based compensation expense	-	-	41,214	-	41,214
Reversal of stock-based compensation expense due to forfeiture of non-vested options	-	-	(49,676)	-	(49,676)
Issuance of common stock related to exercise of stock options	5,728	1,432	(2,120)	-	(688)
Issuance of common stock related to vested restricted stock to directors	50,000	12,500	2,500	-	15,000
Issuance of common stock via private placement	4,028,000	1,007,000	-	-	1,007,000
Net loss	-	-	-	(2,593,564)	(2,593,564)
Balance at December 31, 2010	23,480,853	$5,870,213	$17,387,746	$(12,818,800)	$10,439,159

The accompanying notes are an integral part of the financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2010	2 2009
Cash flows from operating activities – continuing operations:
Loss from continuing operations	$(2,676,637)	$(381,767)
Adjustments to reconcile loss from continuing operations to net cash provided by operating (used in) activities:
Depreciation, depletion and amortization	734,721	608,394
Deferred tax benefit	(1,369,972)	(195,226)
Stock based compensation expense, net of forfeitures	6,538	158,812
Impairment of intangible assets	72,951	52,066
Impairment of NPI and Madisonville system	1,792,445	77,942
Amortization of deferred loan costs	22,263	99,445
Loss on disposal of property and equipment	3,668	-
Net change in operating assets and liabilities resulting from changes in:
Trade accounts receivable	285,922	(131,241)
Prepaid expenses, deposits and other current assets	(108,461)	390,189
Accounts payable	(60,789)	(96,144)
Accrued expenses and other liabilities	(10,017)	(61,374)
Net cash provided by (used in) operating activities	(1,307,368)	521,096

Cash flows from investing activities – continuing operations
Capital expenditures and aquisitions	(4,845,234)	(35,186)
Net cash used in investing activities	(4,845,234)	(35,186)

Cash flows from financing activities – continuing operations
Proceeds from borrowings	3,550,000	-
Payments on borrowings	(1,253,527)	(1,082,233)
Issuance of common stock	1,007,000	-
Restricted cash for credit facility	900,000	(900,000)
Deferred financing costs	(26,611)	(42,102)
Net cash provided by (used in) financing activities	4,176,862	(2,024,335)
Net decrease in cash and cash equivalents from continuing operations	(1,975,740)	(1,538,425)

Discontinued operations:
Net cash provided by discontinued operating activities	127,500	1,838,883
Net cash used in discontinued investing activities	-	(2,700)
Net increase in cash and cash equivalents from discontinued operations	127,500	1,836,183

Cash and cash equivalents at beginning of year	2,086,787	1,789,029
Cash and cash equivalents at end of year	$238,547	$2,086,787

Supplemental cash flow information
Cash paid for interest	$142,714	$51,851
Cash paid for taxes	$50,118	$42,746

Supplemental schedule of noncash investing and financing activities
Exercise of stock options	$1,432	$-

The accompanying notes are an integral part of the financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

Gateway Energy Corporation (the “Company,” “Gateway,” “we,” or “our”), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992.  Gateway’s common stock is traded in the over-the-counter market on the bulletin board section under the symbol GNRG.  Gateway is engaged in the midstream natural gas business.  We own and operate natural gas distribution, gathering and transportation pipeline systems located onshore in the continental United States and offshore in federal and state waters of the Gulf of Mexico.

Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Gateway Processing Company, Gateway Pipeline USA Corporation and CEU TX NPI, L.L.C.  Gateway-Madisonville Pipeline, L.L.C. is 67% owned by Gateway Pipeline Company and 33% owned by Gateway Processing Company.  Access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, our Code of Ethics and current reports on Form 8-K are available at Gateway’s website, www.gatewayenergy.com.

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

 Reclassifications

Certain reclassifications have been made to the December 31, 2009 financial statements to conform to the current period presentation.  These reclassifications had no effect on the total assets, liabilities, stockholders’ equity or net loss for the year ended December 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s significant estimates include depreciation of long-lived assets, amortization of deferred loan costs, deferred tax valuation allowance, valuation of assumed liabilities, intangible lives, impairment and valuation of the fair value of our long-lived assets, pipeline asset allocations, asset retirement obilgations and valuation of stock based transactions.  Actual results could differ from those estimates.

Revenue Recognition Policy

Revenues from the sales of natural gas are generated under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices.  We purchase and sell the gas using the same index to minimize commodity price risk.  Revenues from the sales of natural gas are recognized at the redelivery point, which is the point at which title to the natural gas transfers to the purchaser.  Transportation revenues are generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported.  Onshore transportation revenues are recognized at the redelivery point, which is the point at which another party takes physical custody of the natural gas or liquid hydrocarbons.  Offshore transportation revenues are recognized at the receipt point.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

We maintain all cash in deposit accounts, which at times may exceed federally insured limits.  Additionally, we maintain credit on account for customers. We have not experienced material losses in such accounts and believe our accounts are fully collectable.  Accordingly, no allowance for doubtful accounts has been provided.

Restricted Cash

 At December 31, 2009, we had $900,000 in restricted cash to secure outstanding letters of credit for gas purchases.

Deposits

At December 31, 2010, we had deposited $250,000 with a supplier as collateral for gas purchase costs.

Property and Equipment

Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period.  Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  For the year ended December 31, 2010, property and equipment included $74,722 of equipment originally financed under a capital lease, net of $25,278 of accumulated amortization.  Depreciation and amortization is calculated using the straight-line method over estimated useful lives ranging from six to thirty years for pipeline systems, gas plant and processing equipment, and from two to ten years for office furniture and other equipment.  Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is charged or credited to accumulated depreciation.  When entire pipeline systems, gas plants or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

For the years ended December 31, 2010 and 2009, depreciation, depletion and amortization expense was $734,721 and $608,394, respectively.  Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Impairments of long-lived assets recorded during the years ended December 31, 2010 and 2009 was $1,792,445 and $77,942, respectively.  The impairment in 2010 consisted of $1,144,685 for the Madisonville system and $647,760 for the Net Profits Interest (“NPI”).  The impairment in 2009 was recorded for the NPI.

We determined an impairment analysis was necessary for our Madisonville pipeline system due to the continual depletion of reserves in 2010 and the near breakeven to below operating margin in the fourth quarter of 2010.  In addition, the lack of activity by the producer to recomplete or perform previously announced workovers to increase volume output expected in 2010 contributed to the indication of impairment.

            Due to the impairment evaluation performed on our Madisonville pipeline system and the lack of revenue in 2010 from the NPI, we determined an impairment evaluation was also necessary for our NPI.  In addition, the accumulation of costs by the producer significantly in excess of what was originally expected, the history of operating losses by the producer, and the inactivity by the producer on workovers and recompletions we expected to be finished or under construction in the fourth quarter of 2010 were indications of potential impairment.

The Company estimated future cash flows and evaluated the likelihood of various outcomes using a probability weighted approach.  To determine the fair value of the outcomes, we determined the sum of the discounted estimated future cash flows expected to result from the use of the assets.  Upon completion of the evaluation using the probability weighted outcomes, it was determined that impairments of $1,144,685 for the Madisonville system and the total net book value of $647,760 for the NPI was necessary.  We determined the NPI no longer had value due to the significant accumulated costs at the plant level by the producer and unlikely possibilities of the NPI receiving revenue.  The Madisonville impairment pertained to assets in our Onshore operating segment, and the NPI impairment is related to our NPI operating segment.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASC Topic 820, “Fair Value Measurements” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  The Madisonville and NPI impairments were based on Level 3, unobservable inputs, including conversations with the producer of the NPI concerning future plans for the Madisonville field as well as preliminary results from their annual reserve report.  Additionally, no revenue had been recognized during 2010 or 2009 for the interest and the Madisonville system is barely operating at break-even.  After the impairment, the NPI has zero fair value and the Madisonville system has a $979,987 fair value.

 Goodwill and Other Intangibles

FASB ASC Topic 350, “Intangibles, Goodwill, and Other” addresses the methods used to capitalize, amortize and to assess the impairment of intangible assets.  In evaluating our intangible assets, management considered all of the criteria set forth in FASB ASC Topic 350 for determining useful life.  Management performs the annual impairment test for intangible assets in the fourth quarter of each fiscal year or when changes in circumstance indicate impairment.  We determined an impairment analysis was necessary for the Virgin contract as Virgin employees informed us subsequent to the 2010 year-end that their leases at East Cameron Blocks 122,123 and 134 had expired, they had no plans to re-lease the acreage, and that they were required under the terms of their former leases with the Bureau of Ocean and Energy Management to plug and abandon the platforms located on those leases. As such, the related contract to that producer does not have any value and an impairment of the value of the contract of $72,951 was necessary.  During the third quarter of 2009, intangible assets related to contracts with producers were impaired due to the abandonment of platforms by the producers.  As such, we recognized approximately $52,000 of impairment for the year ended December 31, 2009.  The impairments were for assets in our Offshore operating segment.  The following tables represent gross intangible assets, accumulated amortization and amortization expense for the year ended December 31, 2010 and estimated amortization expense for the next 5 years.

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets
Contracts	$2,000,600	$(479,373)	$1,521,227

Aggregate Amortization Expense:
For year ended 12/31/2010	$203,364

For year ended 12/31/2011	$178,597
For year ended 12/31/2012	$162,319
For year ended 12/31/2013	$144,448
For year ended 12/31/2014	$109,980
For year ended 12/31/2015	$61,726

The weighted average remaining amortization period is approximately 10 years for contract intangible assets.

Income Taxes

We compute income taxes using the asset and liability method whereby deferred tax assets are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

Gateway’s 2007 Equity Incentive Plan (“2007 Plan”) provides for stock-based compensation for officers, employees and non-employee directors.  We account for stock-based compensation under the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”).  The options generally vest ratably over three years and expire between five and ten years.  The restricted stock generally vests ratably between three months and three years.

Compensation expense related to non-qualified stock options and restricted stock was $6,538 for the year ended December 31, 2010 compared to compensation expense of $158,812 for the year ended December 31, 2009.  We view all awards of stock-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the fair value of the award over the requisite service period.

Compensation expense and forfeiture adjustments related solely to stock options was $27,880 and $(49,676), respectively, for the year ended December 31, 2010 compared to $98,812 in compensation expense for the year ended December 31, 2009.  At December 31, 2010, there was $33,246 of total unrecognized compensation expense related to unvested stock option awards which is expected to be recognized over a remaining weighted-average period of two years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. We use the Black-Scholes option pricing model to compute the fair value of stock options, which requires us to make the following assumptions:

● The risk-free interest rate is based on the five-year Treasury bond at date of grant.

● The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future.

● The market price volatility of our common stock is based on daily, historical prices for the last three years.

● The term of the grants is based on the simplified method as described in ASC Topic 718.

In addition, we estimate a forfeiture rate at the inception of the option grant based on historical data and adjusts this prospectively as new information regarding forfeitures becomes available.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the value of the stock over the strike price received on the date of exercise.  In addition, we receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant.  We record these deductions as a tax asset with a corresponding amount recorded as additional paid-in capital when we can receive a tax cash savings from these awards.  Due to Gateway having significant unused net operating-loss carry forwards, we are deferring the recording of this tax benefit until such tax savings is realized.

Compensation expense for restricted stock is recognized on a straight-line basis over the vesting period.  We recognized $28,334 in compensation expense related to restricted stock grants for the year ended December 31, 2010.  Compensation expense related to restricted stock grants is based upon the market value of the shares on the date of the grant.  We recognized $60,000 in compensation expense for the year ended December 31, 2009 for the stock award grant.  As of December 31, 2010, unrecognized compensation cost related to restricted stock awards was $66,667, which is expected to be recognized over the remaining weighted average period of 2 years.

Earnings Per Share

Basic earnings per share is computed by dividing net earnings or net loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  For the years ended December 31, 2010 and 2009 all potentially dilutive common shares arising from outstanding stock options and restricted stock have been excluded from diluted earnings per share as their effects were anti-dilutive.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2010	2009

Weighted average number of common shares outstanding	19,841,887	19,303,488
Effect of dilutive securities	-	-
Weighted average dilutive common shares outstanding	19,841,887	19,303,488

Net loss from continuing operations	$(2,676,637)	$(381,767)
Net income from discontinued operations	83,073	61,483
Net loss	$(2,593,564)	$(320,284)
Basic and diluted income (loss) per common share:
Continuing operations	$(0.13)	$(0.02)
Discontinued operations	-	-
Net loss	$(0.13)	$(0.02)

Accounting Pronouncements and Recent Regulatory Developments

 In June 2009, the FASB issued an update to ASC Topic 810, “Consolidation” which requires a qualitative rather than a quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”).  The update amends certain guidance pertaining to the determination of the primary beneficiary when related parties are involved, and it amends certain guidance for determining whether an entity is a VIE. Additionally, this Topic requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE. This topic was effective January 1, 2010, and its adoption did not impact our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). This update provides amendments to Topic 820 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Topic 820 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements). The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact to our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09). This update amends Topic 855 and gives a definition to SEC filers, and requires an SEC filer to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. We adopted the provisions of ASU 2010-09 for the period ended March 31, 2010.

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which contained a permanent exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 for public companies with less than $75 million in market capitalization.  The law did not impact our consolidated financial statements

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Business Combinations

Acquisition of Hickory Creek Gathering System

Gateway acquired the Hickory Creek Gathering System from Hickory Creek Gathering L.P. and Range Texas Production, LLC on January 7, 2010 for a cash purchase price of $3.7 million.  We began consolidating the Hickory Creek Gathering System on January 7, 2010 as we legally transferred the consideration and obtained control of the assets at that time.  The transaction was accounted for in accordance with FASB ASC Topic 805 “Business Combinations”.  During the fiscal years 2010 and 2009, we incurred approximately $96,000 in acquisition costs related to legal fees and due diligence expenses associated with evaluating the assets.

The Hickory Creek Gathering System is located in Denton County, Texas, in the core area of the Barnett Shale and currently services two significant producers.  There are currently 15 producing wells connected to the system.  Seven of the fifteen wells did not begin producing until July 2009.  The system generates revenue based on a fixed gathering fee for each MMBtu transported.  The purchase price was paid by utilizing a combination of available cash and our existing line of credit.  We acquired Hickory Creek to expand our current onshore transportation and gathering operations

In connection with the acquisition, Gateway was assigned the contract rights held by Hickory Creek Gathering L.P. as they relate to the transportation of gas through the acquired pipeline.  In these contracts, we agree to deliver all gas owned or controlled by the producers within the area of dedication into the third-party pipeline.  We have the right to transport all future natural gas productions from the producers within the same area of dedication.  Based on our analysis concerning the contracts, we concluded that the Income Approach, using an excess earnings method, offered the most reliable indication as to the fair value of the contracts.  Based on the measurement of fair values for the identifiable tangible and intangible assets acquired, we assigned $2,503,195 to “Property and equipment” and $1,234,510 to “Intangible assets” of the total consideration of $3,737,705 paid.  The intangible assets will be amortized over the remaining useful life, coinciding with the expected economic life of the tangible assets, of 20 years.

Acquisition of Pipeline from Laser Midstream

On September 22, 2010, Gateway entered into an Asset Sales Agreement (the “Agreement”) with Laser Pipeline Company, LP (“Laser”) pursuant to which we agreed to acquire from Laser four pipelines and related assets, for $1,100,000 in cash.  Transfer of ownership occurred and consolidation of the pipelines began on the closing date of October 18, 2010 at which time we paid the remaining $1,050,000 purchase price.  We paid a $50,000 deposit upon execution of the Agreement.   We financed the acquisition through a combination of cash on hand and bank debt.  The transaction was accounted for in accordance with FASB ASC Topic 805 “Business Combinations”.  We incurred approximately $66,000 in acquisition costs as of the year ended December 31, 2010 related to legal fees and due diligence expenses associated with evaluating the asset.

The four pipelines are located in Guadalupe and Shelby Counties, Texas, Miller County, Arkansas, and Pettis County, Missouri. The pipelines deliver natural gas on an exclusive basis to plants owned by Tyson Foods, Inc. (“Tyson”) pursuant to contracts with Tyson.  Based on our analysis of the pipeline and contracts for the purchase price allocation, we determined the entire value should be assigned to the pipelines.  We acquired the assets from Laser to expand our current onshore transportation operations and increase shareholder value through stable cash flow assets.

Pro Forma Results of Operations

               The following unaudited pro forma consolidated results of operations for the year ended December 31, 2010 are presented as if the Laser pipeline acquisition had been made on January 1, 2010.  The unaudited pro forma consolidated results of operations for the year ended December 31, 2009 are presented as if the Hickory Creek and Laser pipeline acquisitions had been made on January 1, 2009.  The operations of the Hickory Creek and Laser pipeline acquisition have been included in the statement of operations since the acquisition dates disclosed above.  From October 18, 2010 through year end, the Laser pipelines contributed $68,924 in revenues and $49,175 in operating margin included in the consolidated income statement.  The pro forma consolidated results of operations include adjustments to give effect to the effective change in depreciation rates as well as certain other adjustments.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Year Ended December 31, 2010
	GATEWAY	LASER	PRO FORMA ADJUSTMENTS(1)	TOTAL
Revenues	$7,275,897	$300,931	$-	$7,576,828
Operating costs	5,287,075	38,556	15,000	5,340,631
Operating margin	1,988,822	262,375	(15,000)	2,236,197
Other expenses	5,994,580	74,842	24,846	6,094,268
Income (loss) from continuing operations before taxes	(4,005,758)	187,533	(39,846)	(3,858,071)
Income tax benefit (expense)	1,329,121	(63,761)	13,548	1,278,908
Income from discontinued operations	83,073	-	-	83,073
Net income (loss)	$(2,593,564)	$123,772	$(26,298)	$(2,496,090)

Basic and diluted earnings (loss) per share	$(0.13)	$-	$-	$(0.13)

(1) The pro forma adjustments include additional operating expenses expected based on Gateway’s pipeline integrity and maintenance plan and additional expenses or modifications to depreciation, insurance, interest, and other related costs.

For the Year Ended December 31, 2009

	GATEWAY	HICKORY CREEK	LASER	TOTAL
Revenues	$7,070,033	$566,953	$285,054	$7,922,040
Operating costs	4,332,114	57,316	49,669	4,439,099
Operating margin	2,737,919	509,637	235,385	3,482,941
Other expenses	3,278,843	398,820	172,750	3,850,413
Income (loss) from continuing operations before taxes	(540,924)	110,817	62,635	(367,472)
Income tax benefit (expense)	159,157	(37,678)	(21,296)	100,183
Income from discontinued operations	61,483	-	-	61,483
Net income (loss)	$(320,284)	$73,139	$41,339	$(205,806)

Basic and diluted earnings (loss) per share	$(0.02)	$0.01	$-	$(0.01)

(4)	Debt

Trade Notes Payable

During 2010, we executed premium finance agreements for our insurance premiums.  The total original principal amount of the notes issued in connection with these agreements was $428,367 with an interest rate of 4.95%.  The notes require monthly principal and interest payments.  The amount of the monthly payment varies depending on any changes in coverage and policy renewal periods.

Long-term Debt

Long-term debt at December 31 consisted of the following:

	2010	2009

Revolving credit facility	$2,550,000	$-
Less current maturities	-	-
	$2,550,000	$-

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facility

On December 7, 2009, we entered into a Credit Agreement (the “Agreement”) with Meridian Bank, Texas (“Meridian”), regarding a revolving credit facility.  The original borrowing base under the Agreement had been established at $3 million, which may be increased at the discretion of Meridian to an amount not to exceed $6 million.  The credit facility is secured by all of our assets and originally had a term of 39 months maturing on April 30, 2012.  The credit facility contains financial covenants defining various financial measures, with which we are in compliance.  Interest on outstanding balances accrues at the Wall Street Journal prime rate, plus one and a half percent, with a minimum rate of 5.50% and is payable monthly.  The principal is due upon maturity.  Unused borrowing base fees are 0.50% per year of the average for the period of calculation of an amount determined daily equal to the difference between the borrowing base and the aggregate outstanding principal balance of the facility.  This amount is paid quarterly.

On October 1, 2010, the borrowing base on the revolving credit facility with Meridian Bank was increased to $4.0 million in anticipation of payment of the purchase price for the assets acquired from Laser.  Pursuant to the increase in the borrowing base to $4.0 million, we committed to reduce the principal amount of the note by a minimum of $1.0 million no later than February 1, 2011.  We paid the $1,000,000 in full in December 2010.  As of December 31, 2010, there was a $2,550,000 outstanding balance on the facility.

(5)	Equity

On November 23, 2010, we completed a private placement of 4,028,000 shares of common stock at a sale price of $0.25 per share for total gross proceeds of $1,007,000.  We used $1,000,000 of the proceeds from the sale of the common stock to retire indebtedness outstanding under the credit facility with Meridian Bank Texas, N.A.  Total outstanding shares of common stock at the year ended December 31, 2010 was 23,480,853.

The common stock was offered and sold on a private placement basis to selected accredited investors (as defined in Rule 501(a) of Regulation D of the Securities Act of 1933, as amended (the “1933 Act”)), in reliance on the exemption from registration contained in Rule 506 of Regulation D of the 1933 Act.

(6)	Income Taxes

The provision (benefit) for income taxes consisted of the following:

	2010	2009
Current expense (benefit):

Federal	$15,118	$-
State	25,733	36,069
Total current	$40,851	$36,069

Deferred expense (benefit):

Federal	$(1,369,972)	$(197,181)
State	-	1,955
Total deferred	(1,369,972)	(195,226)
Total benefit for income taxes	$(1,329,121)	$(159,157)

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows:

	2010	2009

Tax provision at statutory rate at 34%	$(1,361,957)	$(183,914)
Add (deduct):
State income taxes, net of federal taxes	16,984	25,095
Alternative minimum tax on amended return	15,118	-
Other non-deductible expenses	734	(338)
	$(1,329,121)	$(159,157)

            The provision tax effects of temporary differences that give rise to the deferred tax assets and liabilities as of December 31 were as follows:

	2010	2009
Current deferred tax assets:
Deferred reimbursable payments	$22,776	$-
Accrued bonus	8,500	7,130
Total current deferred tax asset	$31,276	$7,130

Deferred tax assets:
Net operating loss carryforwards	$1,584,296	$1,552,690
AMT tax credit	69,415	54,297
Property and equipment	920,234	197,655
Stock options	83,265	96,056
Stock grants	1,133	-
State NOL	41,009	41,009
Less: Valuation allowance	(41,009)	(41,009)
Total deferred tax asset	2,658,343	1,900,698

Deferred tax liabilities:
Identified intangible assets	(139)	(146)
Casualty gain/loss	-	(605,097)
Total deferred tax liability	(139)	(605,243)
Net deferred tax asset	$2,658,204	$1,295,455

            We use FASB ASC Topic 740 “Income Taxes” for presentation of our income taxes.  We currently do not have any uncertain tax positions.  Effective January 1, 2009, we adopted the interpretation within the ASC on Income Taxes which relates to Accounting for Uncertainty in Income Taxes.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained upon examination by the taxing authority.  Interest and/or penalties related to income tax matters are to be recognized in income tax expense. The adoption of this interpretation did not have a material effect on our financial position or results of operations. Our tax years 2006 and forward are subject to examination.  The current deferred tax asset is included in prepaids and other current assets.

As of December 31, 2010, we have a federal net operating loss carryforward of approximately $4,718,324 which may be applied against future taxable income and expires beginning in 2022 through 2030.  As of December 31, 2010, we have a valuation allowance of $41,009 for our Oklahoma net operating loss carryforward.  We currently do not have any operations in Oklahoma.

ASC Topic 740 requires Gateway to periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  In making this determination, we consider all available positive and negative evidence and make certain assumptions.  We consider, among other things, the deferred tax liabilities; the overall business environment; the historical earning and losses; and our outlook for future years.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We did not utilize any of our Net Operating Loss for the period ended December 31, 2010 or the period ended December 31, 2009; however, we did utilize $1,155,893 of our Net Operating Loss for the period ended December 31, 2008 on an amended return filed in 2010.  We did not meet the requirements for reinvestment of the proceeds from the casualty gain due to hurricane Ike. As a consequence, the 2008 tax return, which previously deferred the gain in anticipation of reinvestment, was amended to reflect the gain.

We believe that we have sufficient positive evidence to conclude that it is more likely than not that our net deferred tax assets will be realized.  We will assess the need for a deferred tax valuation allowance on an ongoing basis considering factors such as those mentioned above as well as other relevant criteria.

For the years ended December 31, 2010 and 2009, we paid taxes of $50,118 (Federal taxes of $15,118 and state taxes of $35,000) and $42,746 (Federal taxes of $0 and state taxes of $42,746), respectively.

(7)	Stock Compensation Plans

Gateway’s 2007 Equity Incentive Plan (“2007 Plan”) provides for stock-based compensation for officers, employees and non-employee directors.  The 2007 Plan was approved by the shareholders during May 2007 and provides for 2,000,000 shares to be made available under the plan.

Stock Options

During the year ended December 31, 2010, 327,778 stock options were granted to employees compared to 387,500 grants for the year ended 2009.  During the year ended December 31, 2010, 25,000 options were exercised.

During the year ended December 31, 2010, 1,178,947 options were forfeited.  On May 19, 2010, the Company terminated the employment of its then-Chief Executive Officer and then-Chief Financial Officer without cause.  In connection with these terminations, the Company entered into a separation agreement and release with each of the afore mentioned officers.  All board members except one resigned at this time, as well.  The non-vested options granted to the officers were forfeited on the date of termination.  All unexercised, vested options held by officers and board members who resigned were forfeited 90 days after termination.

               The following table summarizes stock option activity for the year ended December 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Terms (in years)	Intrinsic Value of Options as of December 31, 2010

Options outstanding, beginning of period	1,278,947	$0.45	2.92
Options granted	327,778	0.33	4.57
Options canceled	(1,178,947)	0.45	-
Options exercised	(25,000)	0.25	-
Options outstanding, end of period	402,778	$0.35	4.20	$8,796
Options exercisable, end of period	48,333	$0.47	2.30	$513

The following table summarizes stock option activity for the year ended December 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Terms (in years)	Intrinsic Value of Options as of December 31, 2009

Options outstanding, beginning of period	1,038,947	$0.53	3.43
Options granted	387,500	0.32	4.37
Options canceled	(147,500)	0.64	-
Options outstanding, end of period	1,278,947	$0.45	2.92	$5,800
Options exercisable, end of period	644,649	$0.44	2.10	$4,400

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The market value of Gateway’s common stock on December 31, 2010 was $0.35 per share.

The weighted average grant date fair value of options granted during 2010 was $0.11 for the year ended December 31, 2010.

Restricted Stock

During the year ended December 31, 2010, 100,000 shares of restricted stock were issued to employees at a price of $0.30 per share with a three-year vesting period and 216,665 shares of restricted stock were granted to non-employee directors at a price of $0.30 per share with a three-month to three-year vesting period.  During the year ended December 31, 2009, we made a stock award grant of 189,876 shares of common stock to the board of directors.  The value of the stock grant was $0.315 per share based on the market price on the date of the grant and was included in stock-based compensation expense at the time of the grant.  No restricted stock was granted during the year ended December 31, 2009.

               The following table represents restricted stock activity for the year ended December 31, 2010:

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value as of December 31, 2010

Non-vested, beginning of period	-	-	-
Granted	316,665	0.30	-
Vested	(50,000)	0.30	-
Forfeited	-	-	-
Non-vested, end of period	266,665	0.30	$13,333

Employee Benefit Plans

We manage our staffing under an employee leasing agreement with Administaff, Inc. (“Administaff”). Employees of Gateway are eligible to participate in a 401(k) plan sponsored by Administaff.  During 2003, we participated in an Administaff single employer 401(k) plan under which the Company matched 50% of employee contributions to the plan up to a maximum 3% of each employee’s base salary.  Effective January 1, 2004, we adopted an Administaff multiple employer 401(k) plan in order to comply with the provisions of Revenue Procedure 2002-21.  Under the new multiple-employer plan, Gateway will make a safe-harbor contribution of 3% of each employee’s base salary regardless of the employee’s contribution.  We believe we are in substantial compliance with the Employee Retirement Income and Security Act of 1974 and other laws that would govern the plan.

Gateway’s contributions to the 401(k) plan were $9,027 and $12,413 for the years ended December 31, 2010 and 2009, respectively.

(8)	Leases

Capital Lease

At December 31, 2010, we no longer had a capital lease for equipment installed at the sales point of the Madisonville Pipeline Facilities, for a term of 84 months, as it matured on May 28, 2010.  Interest expense was being recognized over the life of the lease at an imputed annual rate of 10%.  At the end of the lease term, we own the equipment.  The equipment cost of $100,000 is reflected in the accompanying balance sheet as gas gathering, processing and transportation equipment.  The related depreciation of $25,278 is reflected in accumulated depreciation and amortization.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Leases

On January 15, 2008, we entered into a lease agreement with Wedge International for office space.  The term of the agreement is five years commencing on April 1, 2008.  The monthly lease payment is $12,527. The future minimum operating lease payments as of December 31, 2010, are as follows:

Year Ending December 31,
2011	$158,761
2012	157,080
2013	38,985
Total future minimum lease payments	$354,826

We also have various month-to-month equipment operating leases.  Rent expense for all leases totaled $160,183 and $153,422 for the years ended December 31, 2010 and 2009, respectively.

(9)	Commitments and Contingencies

From time to time we are involved in litigation concerning our properties and operations.  There is no known or pending litigation expected to have a material effect on our financial statements.

(10)	Financial Instruments

The carrying amount of cash and cash equivalents, trade receivables, trade payables and short-term borrowings, approximate fair value because of the short maturity of those instruments.  The carrying amount of the term note approximates fair value because of its variable interest rate.  The fair value of the Company’s financial instruments is based upon current borrowing rates available for financings with similar terms and maturities, and is not representative of the amount that could be settled, nor does the fair value amount consider the tax consequences, if any, of settlement.

(11)	Segments, Major Customers and Concentrations

All of our operations are in the continental U.S. and offshore in federal and state waters of the Gulf of Mexico.  Management separately reviews and evaluates the operations of our three main segments: Onshore Operations, Offshore Operations and Net Profits Interest.  Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance.  Onshore Operations include natural gas distribution, gathering and transportation activities in the continental United States.  Offshore Operations include natural gas and liquid hydrocarbon gathering and transportation activities in the Gulf of Mexico in Texas as well as federal waters.  Net Profits Interest includes the 9.1% net profits interest in the Madisonville Field.  The principal markets for the Onshore Operations segment are affiliates of large intrastate and interstate pipeline companies and industrial customers; and for the Offshore Operations segment they are affiliates of large intrastate and interstate pipeline companies.

The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements.  We evaluate the segments based on operating margin, defined as revenues less cost of purchased gas and operating and maintenance expenses.  Such amounts are before general and administrative expense, depreciation, depletion and amortization expense, interest income or expense or income taxes.  Operating margin is not a GAAP measure but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to net income (loss), which is its nearest comparable GAAP financial measure, is included in the tables below.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized financial information for the years indicated of our reportable segments from continuing operations:

	Years Ended December 31,
	2010	2009
Onshore Operations
Revenues	$5,987,928	$4,419,676
Cost of natural gas purchased	4,412,316	3,586,046
Operation and maintenance expense	264,738	211,424
Operating margin	1,310,874	622,206
General and administrative expense	945,573	677,257
Acquisition costs	109,950	52,113
Depreciation and amortization expense	303,242	150,935
Operating loss	(47,891)	(258,099)

Interest expense	354	3,165
Capital expenditures and acquisitions	4,837,705	7,940

Total assets	$7,090,201	$4,086,347

Offshore Operations
Revenues	$1,287,969	$2,655,357
Operation and maintenance expense	610,021	534,644
Operating margin	677,948	2,120,713
General and administrative expense	591,519	1,560,773
Depreciation and amortization expense	405,773	416,114
Operating income (loss)	(319,344)	143,826

Interest expense	-	-
Capital expenditures and acquisitions	-	4,885

Total assets	$3,753,861	$4,934,508
Net Profits Interest
Loss	$-	$(5,000)
Operating loss	-	(5,000)
General and administrative expense	62,805	109,967
Depletion expense	18,478	34,462
Operating loss	(81,283)	(149,429)

Interest expense	-	-
Capital expenditures and acquisitions	-	15,515

Total assets	$-	$666,237
Corporate Operations
General and administrative expenses	$3,446	$5,290
Consent solicitation and severance costs	1,544,884	-
Depreciation and amortization expense	7,228	6,883
Operating loss	(1,555,558)	(12,173)

Interest expense	179,403	113,534
Capital expenditures and acquisitions	7,529	6,846

Total assets	$3,226,136	$3,408,822

Total
Revenues	$7,275,897	$7,070,033
Cost of natural gas purchased	4,412,316	3,586,046
Operation and maintenance expense	874,759	746,068
Operating margin	1,988,822	2,737,919
General and administrative expense	1,603,343	2,353,287
Acquisition costs	109,950	52,113
Consent solicitation and severance costs	1,544,884	-
Depreciation, depletion and amortization	734,721	608,394
Operating loss	(2,004,076)	(275,875)

Interest expense	179,757	116,699
Capital expenditures and acquisitions	4,845,234	35,186

Total assets	$14,070,198	$13,095,914

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation to net income (loss)
Operating margin	$1,988,822	$2,737,919
Less:
Depreciation, depletion and amortization	734,721	608,394
Impairment expense	1,865,396	130,008
General and administrative	1,603,343	2,353,287
Acquisition costs	109,950	52,113
Consent solicitation and severance costs	1,544,884	-
Interest expense	179,757	116,699
Plus:
Interest income	9,951	30,408
Income tax benefit	1,329,121	159,157
Loss from discontinued operations, net of taxes	-	(155,897)
Gain on sale of discontinued operations – net of taxes	83,073	217,380
Other income (expense), net	33,520	(48,750)
Net loss	$(2,593,564)	$(320,284)

              For the years ended December 31, 2010 and 2009, we purchased natural gas from one supplier, Shell Energy North America L.P.  Gross sales to customers representing 10% or more of total revenue for the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31,
	2010	2009

Dart Container Corporation	63%	60%
Owens Corning	32%	36%

The loss of either of our contracts with Dart Container Corporation or Owens Corning could have a material adverse effect on our business, results of operations and financial condition.  Our accounts receivable are not collateralized.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)	Operations Support and Other Income (Expense)

The following table represents a comparison of the major categories of general and administrative expenses for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009

Salaries and employee related costs	$545,947	$810,147
Accounting, tax, and legal costs	326,581	385,403
Insurance costs	222,398	389,347
Rent expense	163,382	162,662
Investor relation costs	87,473	145,590
Board expenses	145,557	183,157
Consulting fees	15,022	143,589
Other general and administrative costs	96,983	133,392
Total general and administrative costs	$1,603,343	$2,353,287

General and administrative expenses for the year ended December 31, 2010 decreased by $750,000, or 32% compared to 2009.  Personnel expenses declined by $264,000 primarily due to the termination and non-replacement of the Company’s previous chief financial officer.  Insurance costs declined by $167,000 relating to the sale of the Shipwreck and Pirates Beach assets, and to a lesser extent, due to a decrease in negotiated property and casualty insurance premiums.  We expect to incur significantly lower property and casualty insurance premium costs in 2011.  Investor relations fees declined by $58,000 due to the termination of our investor relation contract and assumption of investor relations duties by the Company’s President and CEO.  Legal expenses also decreased from 2009 to 2010.  The reduction in legal expenses in 2010 was partially offset by the incurrence of approximately $30,300 in legal fees to recover the Impact note receivable received in the sale of the Shipwreck/Crystal Beach assets described above and $8,200 in legal fees related to a High Island A-389 anchor drag lawsuit.  The anchor drag lawsuit refers to a Gateway lawsuit seeking reimbursement from the damages and subsequent cost to repair the pipeline due to a boat caught in a hurricane which allegedly ran its anchor against our pipeline.  Gateway assigned the majority of the claim to the producers attached to the pipeline who incurred the costs to repair the pipeline.  The lawsuit is not material to the Company, and, with the producers consent, Gateway ceased funding of the lawsuit in February 2011.

Acquisition costs for the year ended December 31, 2010 of $109,950 are related to the Hickory Creek acquisition, which closed in January 2010, and the pipeline acquisition from Laser in October 2010.  Acquisition costs for the year ended December 31, 2009 of $52,113 were related to the Hickory Creek acquisition.  See Note 3 to our consolidated financial statements for discussion of the Hickory Creek and Laser acquisitions.

Consent solicitation and severance costs of $1,544,884 were related to fees and expenses incurred in connection with our defense of the consent solicitation with Frederick M. Pevow, Jr., the Company’s current Chairman, President and CEO. These fees and expenses included a review of strategic alternatives, severance costs associated with the termination of the prior management of Gateway at the conclusion of the consent solicitation of approximately $739,000, investment banking, legal and consulting fees of $415,000, reimbursement by Gateway of Mr. Pevow’s legal fees and expenses of $311,000, and proxy solicitation and printing fees of $80,000.

Interest income for all years presented fluctuates directly with the average cash balances.

Interest expense fluctuates directly with the amount of outstanding long-term debt and the amount of borrowings under our bank revolving credit agreement.  Interest expense for the year ended December 31, 2010 increased $63,000 compared to 2009 primarily because of the increased outstanding balance on our revolving credit facility, which was used to acquire the Hickory Creek gathering system and the Laser transportation system.

Other income for the year ended December 31, 2010 primarily comprised of a refund related to 2009 insurance of approximately $15,000 and a true-up of operating expenses that were over-expensed in 2009 of approximately $21,000.  Other expense for the year ended December 31, 2009 was primarily comprised of a $47,000 write off of an Oklahoma tax refund deemed uncollectible.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)	Discontinued Operations

In June 2009, we sold our Shipwreck gathering system consisting of an offshore platform and related pipelines, as well as a related onshore facility known as the Crystal Beach terminal (the “Shipwreck/Crystal Beach Assets”).  In a separate transaction, we also sold our Pirates’ Beach gathering system (the “Pirates’ Beach Assets”).

The Shipwreck/Crystal Beach Assets were sold to Impact Exploration & Production, LLC for consideration consisting of $200,000, payable in four quarterly installments, and the assumption of liabilities, including abandonment and retirement obligations, with an effective date of June 30, 2009.  We received the first installment on the note as of December 31, 2009, but were uncertain as to the timing of the collection of the remaining three installments.  As such, we calculated the gain on sale of assets according to ASC Topic 605 “Revenue Recognition” using the cost recovery method.  As a result of the sale, we recognized a pre-tax gain of $213,780 and a pre-tax deferred gain of $150,000, which was deferred and recognized as the remaining installments were received.  In November 2010, we received payment of $127,500 to retire the note and recognized a pre-tax gain of $127,500.  The remainder of the balance on the note was subsequently written off.

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

The following are the results of operations of the Crystal Beach Terminal and Shipwreck and Pirates’ Beach gathering systems for the periods presented:

	Years Ended December 31,
	2010	2009

Operating revenues (1)	$-	$131,964
Operating costs and expenses (2)	-	337,359
Loss from discontinued operations, net of taxes	-	(155,897)
Gain on disposal of discontinued operations, net of taxes	83,073	217,380

Basic and diluted loss per share from discontinued operations	$-	$(0.01)
Basic and diluted income per share from gain on disposal discontinued operations	-	0.01
Total	$-	$-

Weighted average number of common shares outstanding:
Basic	19,841,887	19,303,488
Diluted	19,841,887	19,303,488

(1)	This revenue is based on billings to producers for transportation services.
(2)	This cost is comprised of operations and maintenance expense, depreciation expense, and accretion expenses.