Form 10-Q
period 2011-03-31
GATEWAY ENERGY CORP/NE
filed 2011-05-12
CIK 40194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(713) 336-0844

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes   X           No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X  No ___

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

As of May 12, 2011, the Issuer had 23,480,853 shares of its common stock outstanding.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Part  I – Financial Information

ITEM 1.     FINANCIAL STATEMENTS

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$378,568	$238,547
Cash deposits	250,000	250,000
Accounts receivable trade	715,334	815,178
Prepaid expenses and other assets	206,477	224,606
Total current assets	1,550,379	1,528,331

Property and Equipment, at cost
Gas distribution, transmission and gathering	11,315,546	11,310,810
Office furniture and other equipment	163,421	158,029
	11,478,967	11,468,839
Less accumulated depreciation, depletion and amortization	(3,387,580)	(3,262,877)
	8,091,387	8,205,962

Other Assets
Deferred tax assets, net	2,704,167	2,658,204
Intangible assets, net of accumulated amortization of $524,650 and $479,373 as of March 31, 2011 and December 31, 2010, respectively	1,475,950	1,521,227
Other	111,233	156,474
	4,291,350	4,335,905
Total assets	$13,933,116	$14,070,198

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$527,077	$600,403
Accrued expenses and other liabilities	334,499	296,609
Notes payable - insurance	139,645	159,882
Total current liabilities	1,001,221	1,056,894

Long term notes payable - insurance, less current maturities	-	24,145
Long term debt	2,550,000	2,550,000
Total liabilities	3,551,221	3,631,039

Commitments and contingencies

Stockholders' Equity
Preferred stock – $1.00 par value; 10,000 shares authorized;
no shares issued and outstanding	-	-
Common stock – $0.25 par value; 35,000,000 shares authorized;
23,480,853 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	5,870,213	5,870,213
Additional paid-in capital	17,395,621	17,387,746
Accumulated deficit	(12,883,939)	(12,818,800)
Total stockholders’ equity	10,381,895	10,439,159
Total liabilities and stockholders’ equity	$13,933,116	$14,070,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating revenues
Sales of natural gas	$1,237,830	$1,407,489
Transportation of natural gas and liquids	385,085	422,868
Reimbursable and other	141,218	128,144
	1,764,133	1,958,501
Operating costs and expenses
Cost of natural gas purchased	1,062,190	1,264,376
Operation and maintenance	107,605	104,365
Reimbursable costs	107,251	107,412
General and administrative	365,742	462,453
Acquisition costs	-	43,453
Consent solicitation costs	-	98,870
Depreciation, depletion and amortization	169,979	197,331
	1,812,767	2,278,260
Operating loss	(48,634)	(319,759)

Other income (expense)
Interest income	518	7,901
Interest expense	(41,170)	(41,344)
Other income (expense), net	(3,322)	(14,569)
Other expense, net	(43,974)	(48,012)

Loss before income taxes	(92,608)	(367,771)

Income tax benefit	27,469	133,378

Net loss	$(65,139)	$(234,393)

Basic and diluted loss per share	$-	$(0.01)

Weighted average number of basic and diluted common shares outstanding:	23,480,853	19,400,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(65,139)	$(234,393)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	169,979	197,331
Deferred tax benefit	(27,469)	(163,504)
Stock based compensation expense, net of forfeitures	7,875	18,713
Amortization of deferred loan costs	5,058	7,091
Net change in operating assets and liabilities, resulting from changes in:
Accounts receivable trade	99,844	249,388
Prepaid expenses, deposits and other assets	45,750	45,026
Accounts payable	(73,326)	91,443
Accrued expenses and other liabilities	31,959	14,460
Net cash provided by operating activities	194,531	225,555

Cash flows from investing activities
Capital expenditures and acquisitions	(10,128)	(3,737,705)
Net cash used in investing activities	(10,128)	(3,737,705)

Cash flows from financing activities
Proceeds from borrowings	-	2,500,000
Payments on borrowings	(44,382)	(43,996)
Restricted cash for credit facility	-	650,000
Deferred financing costs	-	(26,611)
Net cash provided by (used in) financing activities	(44,382)	3,079,393

Net increase (decrease) in cash and cash equivalents	140,021	(432,757)
Cash and cash equivalents at beginning of period	238,547	2,086,787
Cash and cash equivalents at end of period	$378,568	$1,654,030

Supplemental disclosures of cash flow information:
Cash paid for interest	$40,848	$24,446

Cash paid for taxes	$-	$-

Trade note payable for insurance premiums	$-	$195,263
Exercise of stock options	$-	$1,432

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

  (1)  Interim Financial Information

Business and Organization

Gateway Energy Corporation (the “Company,” or “Gateway,”), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992.  The Company's common stock is traded in the over-the-counter market on the bulletin board (“OTCBB”) section under the symbol GNRG.  Gateway is engaged in the midstream natural gas business.  The Company owns and operates natural gas distribution, transmission and gathering systems located onshore in the continental United States and offshore in federal and state waters of the Gulf of Mexico.

Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Gateway Processing Company, Gateway Pipeline USA Corporation and CEU TX NPI, L.L.C.  Gateway-Madisonville Pipeline, L.L.C, previously known as Gateway-ADAC Pipeline, L.L.C., is 67% owned by Gateway Pipeline Company and 33% owned by Gateway Processing Company.   Access to the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, the Company’s Code of Ethics, and current reports on Form 8-K are available at the Company’s website, www.gatewayenergy.com.

                Basis of Presentation

                The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K.  These financial statements should be read together with the financial statements and notes in the Company’s 2010 Form 10-K filed with the SEC on March 18, 2011.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of the entire year.  Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

                All of the Company’s operations are in the continental U.S. and offshore in federal and state waters of the Gulf of Mexico.  Management separately reviews and evaluates the operations of each of its gas distribution, transmission and gathering systems individually, however these operations are aggregated into one reportable segment due to the fact that all of the Company’s operations are subject to similar economic and regulatory conditions and operate in the same industry group such that they are likely to have similar long-term prospects for financial performance.

                Glossary

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

 (2)  Summary of Significant Accounting Policies and Estimates

                Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s significant estimates include depreciation of long-lived assets, amortization of deferred loan costs, deferred tax valuation allowance, valuation of assumed liabilities, intangible lives, impairment and valuation of the fair value of long-lived assets, purchase price allocations and valuation of stock based transactions.  Actual results could differ from those estimates.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

                Revenue Recognition

Revenues from the sales of natural gas are generated under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices.  The Company purchases and sells the gas using the same index to minimize commodity price risk.  Revenues from the sales of natural gas are recognized at the redelivery point, which is the point at which title to the natural gas transfers to the purchaser.  Transportation revenues are generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported and are recognized at the point such revenues are earned pursuant to the terms of the applicable transportation contract, which can vary.

                Concentrations of Credit Risk

                The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits.  Additionally, the Company maintains credit on account for customers. The Company has not experienced material losses in such accounts and believes its accounts are fully collectable.  Accordingly, no allowance for doubtful accounts has been provided.

                During the three months ended March 31, 2011 and 2010, one company, Shell Energy North America L.P. supplied 97.3% and 100%, respectively, of the total natural gas purchased.  Due to the nature of the Company’s operations and location of its gas distribution, transmission and gathering systems, the Company is subject to concentration of its sources of revenue into a few significant customers.  Revenues from customers representing 10% or more of total revenue for the three months ended March 31, 2011 and 2010, are as follows:

	Three Months Ended March 31,
	2011	2010
Dart Container Corporation	44.1%	44.1%
Owens Corning	23.0%	24.0%

The loss of either of our contracts with Dart Container Corporation or Owens Corning could have a material adverse effect on our business, results of operations and financial condition.  The Company’s accounts receivable are not collateralized.

                Earnings Per Share

Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  For the three months ended March 31, 2011 and 2010, all potentially dilutive common shares arising from outstanding stock options and restricted stock have been excluded from diluted earnings per share as their effects were anti-dilutive.

(3)	Business Combinations

                Acquisition of Hickory Creek Gathering System

Gateway acquired the Hickory Creek Gathering System (“Hickory Creek”) from Hickory Creek Gathering L.P. and Range Texas Production, LLC on January 7, 2010, for a cash purchase price of $3,737,705, and began consolidating its results on that date.  The transaction was accounted for in accordance with FASB ASC Topic 805 “Business Combinations.”  As the results of Hickory Creek’s operations for the period from January 1, 2010 – January 7, 2010 were not material, the Company has not included them in the pro forma presentation below.  Hickory Creek’s results are included in the Company’s consolidated results for all of both periods ended March 31, 2011 and 2010.  The Company incurred approximately $43,000 in acquisition costs during the three months ended March 31, 2010, related to due diligence associated with evaluating the asset and legal fees.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

                Acquisition of Pipeline from Laser Midstream

On September 22, 2010, Gateway entered into an Asset Sales Agreement with Laser Pipeline Company, LP (“Laser”) pursuant to which it agreed to acquire from Laser four pipelines and related assets for $1,100,000 in cash.  Transfer of ownership occurred and consolidation of the pipelines began on the closing date of October 18, 2010.  The transaction was accounted for in accordance with FASB ASC Topic 805 “Business Combinations”.  The Company recognized $79,514 and $55,770 in revenue and operating margin, respectively, for the three months ended March 31, 2011, from these assets.

                Pro Forma Results of Operations

                The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2010, are presented as if the Laser acquisition had been made on January 1, 2010.  The operations of the Laser acquisition have been included in the statement of operations since October 18, 2010, the closing date of the acquisition.  The pro forma consolidated results of operations include adjustments to give effect to the effective change in depreciation rates as well as certain other adjustments.

For the Three Months Ended March 31, 2010

	GATEWAY	LASER	PRO FORMA ADJUSTMENTS(1)	TOTAL
Revenues	$1,958,501	$79,389	$-	$2,037,890
Operating costs	1,515,297	4,665	5,000	1,524,962
Operating margin	443,204	74,724	(5,000)	512,928
Other expenses	810,975	22,318	8,161	841,454
Income (loss) before income taxes	(367,771)	52,406	(13,161)	(328,526)
Income tax benefit (expense)	133,378	(17,818)	4,475	120,035
Net income (loss)	$(234,393)	$34,588	$(8,686)	$(208,491)

Basic and diluted earnings (loss) per share	$(0.01)	$-	$-	$(0.01)

(1) The pro forma adjustments include additional operating expenses expected based on Gateway’s pipeline integrity and maintenance plan and additional expenses or modifications to depreciation, insurance, interest, and other related costs.

(4)           Stock-Based Compensation Plans

                The Company’s 2007 Equity Incentive Plan (“2007 Plan”) provides for stock-based compensation for officers, employees and non-employee directors.  The 2007 Plan was approved by shareholders during May 2007 and makes available 2,000,000 shares for award.

The Company made no awards of stock-based compensation during the three months ended March 31, 2011.  During the three months ended March 31, 2011, the Company had forfeitures of 50,000 unvested stock options and 16,667 shares of unvested restricted stock.  As of March 31, 2011, 312,778 shares of the Company’s Common Stock were issuable under outstanding stock option grants under the 2007 Plan (which is in addition to 40,000 shares issuable under outstanding stock option grants under the Company’s former 1998 Stock Option Plans).  The Company also has 249,998 shares of unvested restricted stock outstanding under the 2007 Plan.  There are 1,387,224 shares available for issuance under future grants of awards under the 2007 Plan.

Compensation expense, net of forfeiture adjustments, related to non-qualified stock option and restricted stock for the three months ended March 31, 2011 and 2010 was $7,875 and $18,713, respectively.  The Company considers all awards of stock-based compensation as a single award with an expected life equal to the average expected life of component awards and amortizes the fair value of the award over the requisite service period.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

Compensation expense and forfeiture adjustments related solely to stock options was $3,480 and $1,022, respectively, for the three months ended March 31, 2011, compared to $18,713 in compensation expense for the three months ended March 31, 2010.  At March 31, 2011, there was $24,778 of total unrecognized compensation expense related to unvested stock option awards which is expected to be recognized over a remaining weighted-average period of four years.

                The following table represents stock option activity for the three months ended March 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Terms (in years)	Intrinsic Value of Options as of March 31, 2011
Options outstanding, beginning of period	402,778	$0.35	4.20
Options granted	-	-	-
Options canceled	(50,000)	$0.30	-
Options exercised	-	-	-
Options outstanding, end of period	352,778	$0.36	3.90	$-
Options exercisable, end of period	56,667	$0.46	2.17	$-

The market value of the Company’s common stock, as quoted on the OTCBB, on March 31, 2011 was $0.26 per share.

Compensation expense for restricted stock is recognized on a straight-line basis over the vesting period.  The Company recognized $5,417 in compensation expense related to restricted stock grants during the three months ended March 31, 2011.  The Company had no compensation expense related to restricted stock grants during the three months ended March 31, 2010.  Compensation expense related to restricted stock grants is based upon the market value of the shares on the date of the grant.  As of March 31, 2011, unrecognized compensation cost related to restricted stock awards was $56,250, which is expected to be recognized over the remaining weighted average period of two years.

                The following table represents restricted stock activity for the three months ended March 31, 2011:

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value as of March 31, 2011
Non-vested, beginning of period	266,665	$ 0.30
Granted	-	-
Vested	-	-
Forfeited	(16,667)	$ 0.30
Non-vested, end of period	249,998	$ 0.30	$-

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

(5) Debt

                Trade Notes Payable

During 2010, the Company executed premium finance agreements for its insurance premiums.  The total original principal amount of the notes issued in connection with these agreements was $428,367, with an interest rate of 4.95%.  The notes require monthly principal and interest payments.  The amount of the monthly payment varies depending on any changes in coverage and policy renewal periods. As of March 31, 2011, there was $139,645 outstanding under these notes.

                Revolving Credit Facility

On December 7, 2009, the Company entered into a Credit Agreement (the “Agreement”) with Meridian Bank, Texas (“Meridian”), regarding a revolving credit facility.  The original borrowing base under the Agreement had been established at $3.0 million, which may be increased at the discretion of Meridian to an amount not to exceed $6.0 million.  The credit facility is secured by all of the Company’s assets and has an original term of 39 months maturing on April 30, 2012.  The credit facility contains financial covenants defining various financial measures, with which the Company is in compliance.  Interest on outstanding balances accrues at the Wall Street Journal prime rate, plus one and one-half percent, with a minimum rate of 5.50% and is payable monthly.  The principal is due upon maturity.  Unused borrowing base fees are 0.50% per year of the average for the period of calculation of an amount determined daily equal to the difference between the borrowing base and the aggregate outstanding principal balance of the facility.  This amount is paid quarterly.

As of March 31, 2011, there was a $2,550,000 outstanding balance on the facility.

(6)          Commitments and Contingencies

From time to time the Company is involved in litigation concerning its properties and operations.  There is no known or pending litigation expected to have a material effect on the Company’s financial statements.

(7)        Financial Instruments

The carrying amount of cash and cash equivalents, trade receivables, trade payables and short-term borrowings approximate fair value because of the short maturity of those instruments.  The carrying amount of the Company’s revolving credit facility approximates fair value because of its variable interest rate.  The fair value of the Company’s financial instruments is based upon current borrowing rates available for financings with similar terms and maturities, and is not representative of the amount that could be settled, nor does the fair value amount consider the tax consequences, if any, of settlement.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

Item  2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance, and our future operations. In some cases, you can identify these forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipates,” “believes,” “expects,” “plans,” “future,” “intends,” “could,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements are only our predictions.  Our actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2010, and our quarterly reports on Form 10-Q.  We cannot guarantee future results, levels of activities, performance, or achievements. We undertake no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

                Critical Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

                Use of Estimates

                The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s significant estimates include depreciation of long-lived assets, amortization of deferred loan costs, deferred tax valuation allowance, valuation of assumed liabilities, intangible lives, impairment and valuation of the fair value of long-lived assets, purchase price allocations and valuation of stock based transactions.  Actual results could differ from those estimates.

                Revenue Recognition Policy

Revenues from the sales of natural gas are generated under purchase and sales contracts that are priced at the beginning of the month based upon established gas indices.  The Company purchases and sells the gas using the same index to minimize commodity price risk.  Revenues from the sales of natural gas are recognized at the redelivery point, which is the point at which title to the natural gas transfers to the purchaser.  Transportation revenues are generated under contracts which have a stated fee per unit of production (Mcf, MMBtu, or Bbl) gathered or transported and are recognized at the point such revenues are earned pursuant to the terms of the applicable transportation contract, which can vary.

                Results of Operations

                General

                All of our operations are in the continental U.S. and offshore in federal and state waters of the Gulf of Mexico.  We separately review and evaluate the operations of each of our gas distribution, transmission and gathering systems individually, however these operations are aggregated into one reportable segment due to the fact that all of our operations are subject to similar economic and regulatory conditions and operate in the same industry group such that they are likely to have similar long-term prospects for financial performance.

The Henry Hub monthly, INSIDE FERC price for natural gas (as quoted in the Platts Gas Daily Price Guide) during the three months ended March 31, 2011, averaged $4.11 per MMBtu, compared to $5.30 for the same period of the prior year.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

	Three Months Ended March 31,
	2011	2010
Operating revenues
Sales of natural gas	$1,237,830	$1,407,489
Transportation of natural gas and liquids	385,085	422,868
Reimbursable and other	141,218	128,144
	1,764,133	1,958,501
Operating costs and expenses
Cost of natural gas purchased	1,062,190	1,264,376
Operation and maintenance	107,605	104,365
Reimbursable costs	107,251	107,412
General and administrative	365,742	462,453
Acquisition costs	-	43,453
Consent solicitation costs	-	98,870
Depreciation, depletion and amortization	169,979	197,331
	1,812,767	2,278,260
Operating loss	(48,634)	(319,759)

Other income (expense)
Interest income	518	7,901
Interest expense	(41,170)	(41,344)
Other income (expense), net	(3,322)	(14,569)
Other expense, net	(43,974)	(48,012)

Loss before income taxes	$(92,608)	$(367,771)

Revenues

Our total revenues were $1,764,133 for the three months ended March 31, 2011, which represented a decrease of $194,368 from the $1,958,501 of total revenues we recognized for the three months ended March 31, 2010.

During the three months ended March 31, 2011, revenues from sales of gas on our Waxahachie delivery system decreased by $169,659, as compared to the same period for the prior year.  This decrease primarily resulted from a 22.6% decline in average gas prices received, reducing revenues by $318,525.  However, a 13.7% increase in sales volumes at Waxahachie offset $148,866 of this decline.  The decrease in revenue due to lower gas prices from our Waxahachie system, however, was offset by reductions in the cost of purchased gas, as volumes are bought and sold pursuant to ‘back-to-back” contracts based on monthly price indices.

Our transportation revenues decreased by $37,783 during the three months ended March 31, 2011, as compared to the same period of the prior year.  Revenues of $79,389 from our newly acquired Laser operations were more than offset by net decreases of $117,172 attributable to production declines on natural gas wells connected to our gathering systems.  We believe that transportation revenues will eventually increase on some of our gathering systems due to new drilling and workover activities, but doubt meaningful activities will occur during the remainder of 2011.  Revenues from reimbursable costs and other revenue was relatively flat for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

                Operating Margin

                Operating margin, which we define as revenues less the cost of purchased gas, operating and maintenance expenses and reimbursable costs generated by our pipeline systems, was $487,087 for the three months ended March 31, 2011, which represented an increase of $4,739 from the $482,348 of operating margin we recognized for the three months ended March 31, 2010.

Our newly acquired operations from Laser contributed $55,770 to operating margin for the current period.  In addition, the Waxahachie system generated a quarter-to-quarter increase of $34,783 in operating margin contribution to $159,763 for the current period.  Increases in operating margin on the Waxahachie system were primarily attributable to increased sales volumes to industrial customers due to strengthening economic conditions.   The High Island Block A-389 gathering system offshore in the Gulf of Mexico generated $28,350 of operating margin during the three month period ended March 31, 2011.  The High Island A-389 system was non-operational during the same period in 2010 due to damage caused by Hurricane Ike.  The High Island A-389 system was repaired and recommenced operations in April 2010.

Operating margin contribution from the Hickory Creek, Madisonville, and all gathering systems other than High Island A-389 decreased by an aggregate of $114,164 for the current period compared to the prior period.  The decreases in operating margin on these other systems were attributable to the aforementioned production declines from gas wells connected to these systems.  Sizable production declines from the wells connected to our Hickory Creek gathering system are typical of newly fractured horizontal wells located in the Barnett Shale.  However, the rate of decline from wells connected to our Hickory Creek gathering system should decrease over time.

                General and Administrative

                General and administrative expenses were $365,742 for the three months ended March 31, 2011, which represented a decrease of $96,711 from the $462,453 in such expenses we recognized for the three months ended March 31, 2010. We reduced professional fees by $22,463 and reduced investor relations costs by $25,229 for the comparable quarterly periods.  General and administrative expenses for the three months ended March 31, 2011, included approximately $21,000 of legal fees, representing our share of costs to pursue damages against the owner of a ship which damaged our High Island A-389 system.  Our customers served by this system have agreed to bear all future costs in the pursuit of legal remedies in this matter.  We expect general and administrative expenses to remain lower in 2011, relative to the comparable 2010 periods, as we continue to manage our overall level of fixed costs.

                Acquisition Costs

                Acquisition costs in 2010 were related to our Hickory Creek acquisition in January 2010.  See Note 3 in the accompanying notes to our consolidated financial statements.

                Consent Solicitation Costs

                Consent solicitation costs for the three months ended March 31, 2010 were for legal and proxy preparation costs incurred by the prior management and board of directors related to the consent solicitation initiated by our current CEO in 2010.

                Other Income (Expense)

Our interest income fluctuates directly with the average amount of cash on deposit.

Our interest expense fluctuates directly with the amount of outstanding insurance notes payable and the amount of borrowings under the Company’s bank revolving credit agreement, and remained relatively constant between the two periods.

                Liquidity and Capital Resources

Going forward, the Company’s strategy is to maximize the potential of currently-owned properties, to construct new pipeline systems, and to acquire properties that meet its economic performance hurdles.  The Company is actively exploring its capital needs to allow it to accelerate the implementation of its growth strategy, and any new capital may take several forms.  There is no guarantee that the Company will be able to raise outside capital.  Without a significant infusion of new capital, the Company believes it can finance the construction of new facilities and generate new cash flows to the Company, but only at a pace that can be supported by cash flows and existing financing agreements.

The Company had available cash of $378,568 at March 31, 2011.

Net cash provided by operating activities totaled $194,531 for the three months ended March 31, 2011, compared to net cash provided of $225,555 during the same period of the previous year.  Although the Company’s net loss decreased from $234,393 for the three months ended March 31, 2010, to $65,139 for the three months ended March 31, 2011, after considering the changes in the Company’s operating assets and liabilities, the Company experienced a slight decrease in cash provided by operations between the two periods.

Absent significant acquisitions or development projects, the Company will continue to fund its operations through internally generated funds and available cash and bank borrowings as needed.  The Company believes its cash flows from such sources will be sufficient to fund its ongoing operations for the foreseeable future.

During 2010, the Company executed premium finance agreements for its insurance premiums.  The total original principal amount of the notes was $428,367, with an interest rate of 4.95%.  The notes require monthly principal and interest payments.  The amount of the monthly payment varies depending on any changes in coverage and policy renewal period changes.  The Company expects it will be able to finance the renewal of the policy premiums related to these coverages at the date of policy renewals.

On December 7, 2009, the Company entered into a Credit Agreement (the “Agreement”) with Meridian Bank, Texas (“Meridian”), regarding a revolving credit facility provided by Meridian to the Company.  The original borrowing base under the Agreement had been established at $3.0 million, which may be increased at the discretion of Meridian to an amount not to exceed $6.0 million.   The credit facility is secured by all of the Company’s assets and originally has an original term of 39 months maturing on April 30, 2012.  The credit facility contains financial covenants defining various financial measures and levels of these measures with which the Company is in compliance.  Interest on outstanding balances accrues at the Wall Street Journal prime rate, plus one and a half percent, with a minimum rate of 5.50% payable monthly.  The principal is due upon maturity.  Unused borrowing base fees are 0.50% per year of the average for the period of calculation of an amount determined daily equal to the difference between the borrowing base and the aggregate outstanding principal balance of the facility.  This amount is paid quarterly.  As of March 31, 2011, there was a $2,550,000 balance on the facility.

At March 31, 2011, we had deposited $250,000 with a supplier as collateral for gas purchase costs.

                Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements at March 31, 2011; however, see Note 6 to the consolidated financial statements regarding Commitments and Contingencies.

                Non-GAAP Financial Measure

We evaluate our operations using operating margin, which we define as revenues less cost of purchased gas, operating and maintenance expenses and reimbursable costs.  Such amounts are before general and administrative expense, depreciation, depletion and amortization expense, interest income or expense or income taxes.  Operating margin is not a GAAP measure but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to net loss, which is its nearest comparable GAAP financial measure, is included in the table below.

Reconciliation of Operating Margin to Net Loss
	Three Month Ended March 31,
	2011	2010
Operating margin	$487,087	$482,348
Less:
Depreciation, depletion and amortization	169,979	197,331
General and administrative expenses	365,742	462,453
Acquisition costs	-	43,453
Consent solicitation costs	-	98,870
Interest expense	41,170	41,344
Other expense, net	3,322	14,569
Plus:
Interest income	518	7,901
Income tax benefit	27,469	133,378

Net loss	$(65,139)	$(234,393)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

                As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

                Management’s Report on Disclosure Controls and Procedures

                We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive Officer  and Principal Financial Officer) to allow for timely decisions regarding required disclosure.

                As of March 31, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

                Changes in Internal Control over Financial Reporting

As reported in our Form 8-K filed with the Securities Exchange Commission on March 7, 2011, on March 1, 2011, Jill R. Marlatt, our Controller, Treasurer, Secretary and Principal Financial Officer, tendered her resignation from all of the foregoing positions, effective March 18, 2011.  On March 2, 2011, the Board of Directors of the Company appointed Frederick M. Pevow as Interim Secretary and Treasurer of the Company (which offices are in addition to his previously existing offices of Chief Executive Officer and President) until such time as the Board of Directors can identify a permanent replacement for Ms. Marlatt.

In connection with Mr. Pevow’s above noted officer position appointments, he also assumed responsibility as our Principal Financial Officer, in addition to his previously existing responsibility as our Principal Executive Officer.

                In order to maintain appropriate controls and procedures in place upon Ms. Marlatt’s departure to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive Officer  and Principal Financial Officer) to allow for timely decisions regarding required disclosure during our quarter ended March 31, 2011, the Company engaged third party financial reporting consultants to assist in the supervision of its accounting staff, provide oversight of entries recorded and assist management in the preparation of the Company’s consolidated unaudited financial statements in accordance with GAAP and the rules and regulations promulgated by the Securities and Exchange Commission.

Part II – OTHER INFORMATION

Item 1.   Legal Proceedings

                We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors

                Please refer to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.   (Removed and Reserved)

Item 5.   Other Information

                None

Item 6.   Exhibits

                31.1    Section 302 Certification

                32.1    Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                          GATEWAY ENERGY CORPORATION

May 12, 2011	/s/ Frederick M. Pevow
(Date)	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)