Form 10-Q/A
period 2011-06-30
GATEWAY ENERGY CORP/NE
filed 2011-09-02
CIK 40194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

 FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “10-Q”) is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulations S-T.  No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

Part II – OTHER INFORMATION

Item 6.   Exhibits

                31.1*      Section 302 Certification

                32.1*      Section 906 Certification

                101*       Interactive data files pursuant to Rule 405 of Regulation S-T

* Filed with this Form 10-Q/A for Gateway Energy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                          GATEWAY ENERGY CORPORATION

September 2, 2011	/s/ Frederick M. Pevow
(Date)	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)