Form 10-Q
period 2011-09-30
GATEWAY ENERGY CORP/NE
filed 2011-11-14
CIK 40194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 14, 2011, the registrant had 23,674,602 shares of its common stock outstanding.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Part  I – Financial Information

ITEM 1.     FINANCIAL STATEMENTS

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$630,284	$238,547
Cash deposits	-	250,000
Accounts receivable trade	815,552	815,178
Prepaid expenses and other assets	200,004	224,606
Total current assets	1,645,840	1,528,331

Property and Equipment, at cost
Gas distribution, transmission and gathering	12,426,875	11,310,810
Office furniture and other equipment	163,422	158,029
	12,590,297	11,468,839
Less accumulated depreciation, depletion and amortization	(6,865,706)	(3,262,877)
	5,724,591	8,205,962

Other Assets
Deferred tax assets, net	3,922,507	2,658,204
Intangible assets, net of accumulated amortization of $743,211 and $479,373 as of September 30, 2011 and December 31, 2010, respectively	1,257,389	1,521,227
Other	64,478	156,474
	5,244,374	4,335,905
Total assets	$12,614,805	$14,070,198

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$552,814	$600,403
Accrued expenses and other liabilities	338,906	296,609
Notes payable - insurance	79,711	159,882
Asset retirement obligation	285,018	-

Revolving credit facility	2,550,000	-
Total current liabilities	3,806,449	1,056,894

Asset retirement obligation	728,261	-
Long term notes payable - insurance, less current maturities	-	24,145
Revolving credit facility	-	2,550,000
Total liabilities	4,534,710	3,631,039

Commitments and Contingencies

Stockholders' Equity
Preferred stock – $1.00 par value; 10,000 shares authorized;
no shares issued and outstanding	-	-
Common stock – $0.01 par value; 150,000,000 shares authorized;
23,674,602 and 23,480,853 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	236,746	234,809
Additional paid-in capital	23,077,727	23,023,150
Accumulated deficit	(15,234,378)	(12,818,800)
Total stockholders’ equity	8,080,095	10,439,159
Total liabilities and stockholders’ equity	$12,614,805	$14,070,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Operating revenues
Sales of natural gas	$ 1,298,490	$ 1,274,468	$ 3,885,192	$ 3,870,984
Transportation of natural gas and liquids	348,181	390,298

1,113,838

1,287,045

Reimbursable and other	159,931	139,551	451,837	400,750
	1,806,602	1,804,317	5,450,867	5,558,779
Operating costs and expenses
Cost of natural gas purchased	1,125,535	1,108,398

3,343,310

3,409,588

Operation and maintenance	103,399	128,071

306,768

341,208

Reimbursable costs	101,800	106,512	312,560	315,449
General and administrative	329,544	372,907	1,072,202	1,180,664
Acquisition costs	19,490	3,570

67,357

47,023

Consent solicitation and severance costs	-	7,669

-

1,550,631

Asset impairments	3,365,168	-	3,365,168

-

Depreciation, depletion and amortization	163,431	181,188

501,497

547,477

	5,208,367	1,908,315	8,968,862	7,392,040

Operating loss	(3,401,765)	(103,998)

(3,517,995)

(1,833,261)

Other income (expense)
Interest income	356	564

1,391

11,056

Interest expense	(44,035)	(42,764)

(129,051)

(126,025)

Other, net	(856)	(4,027)	4,199	37,287
Other expense, net	(44,535)	(46,227)	(123,461)	(77,682)

Loss before income taxes	(3,446,300)	(150,225)

(3,641,456)

(1,910,943)

Income tax benefit	1,167,675	109,514	1,225,878	678,828

Net loss	$ (2,278,625)	$ (40,711)	$ (2,415,578)	$ (1,232,115)

Basic and diluted loss per share	$ (0.10)	$ -	$ (0.10)	$ (0.06)

Weighted average number of basic and
diluted common shares outstanding	23,577,840	19,402,853	23,513,538	19,402,140

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(2,415,578)	$(1,232,115)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	501,497	547,477
Loss on disposal of property and equipment	-	3,668
Asset impairments	3,365,168	-
Deferred tax benefit	(1,243,651)	(725,873)
Stock based compensation expense, net of forfeitures	56,514	(9,231)
Amortization of deferred loan costs	15,172	17,206
Net change in operating assets and liabilities, resulting from changes in:
Accounts receivable trade	(374)	456,062
Prepaid expenses, deposits and other assets	330,775	154,648
Accounts payable	(47,588)	(123,832)
Accrued expenses and other liabilities	42,297	(7,372)
Net cash provided by (used in) operating activities	604,232	(919,362)

Cash flows from investing activities
Capital expenditures	(58,179)	(7,528)
Acquisitions	(50,000)	(3,787,705)
Net cash used in investing activities	(108,179)	(3,795,233)

Cash flows from financing activities
Proceeds from borrowings	-	2,500,000
Payments on borrowings	(104,316)	(192,374)
Restricted cash for credit facility	-	650,000
Deferred financing costs	-	(26,611)
Net cash provided by (used in) financing activities	(104,316)	2,931,015

Net increase (decrease) in cash and cash equivalents	391,737	(1,783,580)
Cash and cash equivalents at beginning of period	238,547	2,086,787
Cash and cash equivalents at end of period	$630,284	$303,207

Supplemental disclosures of cash flow information:
Cash paid for interest	$119,005	$98,756

Cash paid for taxes	$34,437	$50,118

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

Gateway conducts all of its business through its wholly owned subsidiary companies, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Energy Marketing Company, Gateway Processing Company, Gateway Pipeline USA Corporation, Gateway Delmar LLC and CEU TX NPI, LLC.  Gateway-Madisonville Pipeline, L.L.C, previously known as Gateway-ADAC Pipeline, L.L.C., is 67% owned by Gateway Pipeline Company and 33% owned by Gateway Processing Company.   Access to the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, the Company’s Code of Ethics, and current reports on Form 8-K are available at the Company’s website, www.gatewayenergy.com.

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

                Basis of Presentation

                The Company has prepared the accompanying unaudited consolidated financial statements in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K.  These financial statements should be read together with the financial statements and notes in the Company’s 2010 Form 10-K filed with the SEC on March 18, 2011.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of the entire year.  Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

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

SEPTEMBER 30, 2011

(Unaudited)

(2)	Summary of Significant Accounting Policies and Estimates

                Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s significant estimates include depreciation of long-lived assets, estimates and timing of asset retirement obligations, amortization of deferred loan costs, deferred tax valuation allowance, valuation of assumed liabilities, intangible lives, impairment and valuation of the fair value of long-lived assets, purchase price allocations and valuation of stock based transactions.  Actual results could differ from those estimates.

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

                Property and Equipment

Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period.  Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation and amortization is calculated using the straight-line method over estimated useful lives ranging from 10 to 20 years for its gas distribution, transmission and gathering systems and from two to ten years for office furniture and other equipment.  Upon disposition or retirement of any gas distribution, transmission or gathering system components, any gain or loss is charged or credited to accumulated depreciation.  When entire gas distribution, transmission and gathering systems or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

For the three and nine months ended September 30, 2011, depreciation, depletion and amortization expense was $163,431 and $501,497, respectively, as compared to $181,188 and $547,477 for the three and nine months ended September 30, 2010, respectively.  Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

During the third quarter of 2011, the Company was notified by the operator of a platform utilizing one of the Company’s offshore systems of its intent to abandon its lease in 2012.  As a result of this notification and continuing conversations with its customers, the Company determined that it was more likely than not that the useful lives of all their offshore systems were one and one-half to ten years shorter than last evaluated, and that the Company had a legal obligation to pay for the abandonment of its systems.  As a result, the Company performed an impairment review of its capitalized costs on these systems, including their future abandonment costs and associated intangible assets, in accordance with Topic 360.

Furthermore, in connection with the aforementioned impairment analysis conducted with its offshore systems, the Company determined that further impairment analysis was necessary for its Madisonville pipeline system due to the lack of production from the wells connected to the system since May 2011 and no materialization of potential alternative uses for the pipeline. In the fourth quarter of 2010, the Company had determined that an impairment was necessary for its Madisonville pipeline system at that time due to the continual depletion of reserves in 2010, the near breakeven to below operating margin in the fourth quarter of 2010 and the lack of activity by the producer to recomplete or perform previously announced workovers to increase volume output.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

To determine the fair value of these assets, the Company estimated the future cash flows from these systems based on the likelihood of various outcomes using a probability weighted approach. As a result, it was determined that impairments totaling $3,365,168 were required.  These impairments were apportioned as $3,236,156 to the carrying value of the Company’s property and equipment and $129,012 to the carrying value of the Company’s intangible assets.

ASC Topic 820, “Fair Value Measurements” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The impairments noted above were based on Level 3, unobservable inputs, including conversations with the Company’s customers concerning future plans for the fields supporting the Company’s gathering systems, the Company’s estimates of the cost to abandon the systems and the Company’s discounted cash flow analysis.

Due to the offsetting nature of (i) the aforementioned change in useful lives of some of the Company’s gas distribution, transmission and gathering systems, (ii) the increase in the Company’s required asset retirement obligation discussed below and (iii) the current period impairment expense, the Company’s future depreciation expense will not be materially different in future periods.

Asset Retirement Obligations

 The Company recognizes asset retirement obligations associated with the retirement of tangible long-lived assets that result from their acquisition, construction, development and operation, when laws or regulations require the Company to pay for their abandonment, in accordance with ASC Topic 410, "Asset Retirement and Environmental Obligations". The Company records the fair value of an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying value of the related long-lived asset. The obligation is subsequently allocated to expense using a systematic and rational method. The Company has recorded an asset retirement obligation to reflect its legal obligations related to future abandonment of its pipelines and gas gathering systems, even though the timing and realized allocation of the cost between the Company and its customers may be subject to change. The Company estimates the expected cash flows associated with the legal obligation and discounts the amount using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether a change in the estimated obligation is necessary. The Company also evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), the Company will accordingly update its assessment.

At the date of acquisition of certain offshore pipeline and gas gathering systems, and in periods subsequent thereto, the Company determined that no asset retirement obligation was required to be recognized.  As a result of the Company determining that the useful lives of its offshore systems were shorter than originally anticipated, and as part of the impairment analysis noted above, the Company was required to reevaluate its assumptions concerning the fair value of its asset retirement obligation.  In this process, the Company determined that not considering the future abandonment liability at the date of acquisition of its gas distribution, transmission and gathering systems constituted an accounting error; however, the impact on its current and prior periods’ financial statements is immaterial based on the guidance provided by SAB Topics 1M and 1N. Therefore, the Company did not restate its prior period results.

As of September 30, 2011, the Company has established an estimated asset retirement obligation of $1,013,279, due to the change in estimate brought about the aforementioned change in the Company’s estimated abandonment dates, ongoing discussions with its customers and updating the costs to retire these assets, and has reflected such in its consolidated balance sheet on that date.  This liability will be accreted to the Company’s total undiscounted estimated liability over future periods until the date of such abandonment.  The Company estimates such accretion expense to total approximately $102,000 on an annual basis.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

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

                During the three months ended September 30, 2011, two companies, Cokinos Energy Corporation  and ETC Marketing, Ltd., supplied 52.6% and 47.4%, respectively, and during the nine months ended September 30, 2011, these two companies, along with Shell Energy North America, supplied 30.3%, 28.9% and 40.8%, respectively, of the total natural gas purchased by the Company during these periods.  During the three and nine months ended September 30, 2010, Shell supplied 100% of the total natural gas purchased by the Company.

                Due to the nature of the Company’s operations and location of its gas distribution, transmission and gathering systems, the Company is subject to concentration of its sources of revenue from a few significant customers.  Revenues from customers representing 10% or more of total revenue for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Dart Container Corporation	44.7%	44.4%	45.1%	43.2%
Owens Corning	24.3%	23.3%	23.3%	23.1%

The loss of either of our contracts with Dart Container Corporation or Owens Corning, or closure of their plants, could have a material adverse effect on our business, results of operations and financial condition.  The Company’s accounts receivable are not collateralized.

                Earnings Per Share

Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  For the three and nine months ended September 30, 2011 and 2010, all potentially dilutive common shares arising from outstanding stock options and restricted stock have been excluded from diluted earnings per share as their effects were anti-dilutive.

(3)	Business Combinations

                Acquisition of Hickory Creek Gathering System

Gateway acquired the Hickory Creek Gathering System (“Hickory Creek”) from Hickory Creek Gathering L.P. and Range Texas Production, LLC on January 7, 2010, for a cash purchase price of $3,737,705, and began consolidating its results on that date.  The transaction was accounted for in accordance with FASB ASC Topic 805 “Business Combinations.”  As the results of Hickory Creek’s operations for the period from January 1, 2010 – January 7, 2010 were not material, the Company has not included them in the pro forma presentation below.  Hickory Creek’s results are included in the Company’s consolidated results for both periods ended September 30, 2011 and 2010.  The Company incurred approximately $43,000 in acquisition costs during the three months ended March 31, 2010, related to due diligence and legal fees associated with evaluating the asset.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

Acquisition of Pipeline from Laser Midstream

On September 22, 2010, Gateway entered into an Asset Sales Agreement with Laser Pipeline Company, LP (“Laser”) pursuant to which it agreed to acquire from Laser four pipelines and related assets for $1,100,000 in cash.  The Company paid a $50,000 deposit upon execution of the Agreement. Transfer of ownership occurred and consolidation of the pipelines began on the closing date of October 18, 2010.  The transaction was accounted for in accordance with  ASC Topic 805.  The Company recognized $67,884 and $46,085 in revenue and operating margin, respectively, for the three months ended September 30, 2011, and $223,237 and $167,511 in revenue and operating margin, respectively, for the nine months ended September 30, 2011, from these assets.

                Acquisition of Pipeline from American Midstream

On September 24, 2011, the Company completed the acquisition of a natural gas pipeline from American Midstream Partners, L.P. (“American Midstream”) for a purchase price of $50,000.  The pipeline delivers natural gas into a plant owned by Owens Corning in Delmar, New York.  In connection with the closing of the acquisition, the Company entered into a new long-term contract with Owens Corning to transport natural gas at a fixed monthly rate.  As the results of this pipeline’s operations for the period from January 1, 2010 – September 30, 2010 were not material, the Company has not included them in the pro forma presentation below.

                Pro Forma Results of Operations

                The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2010, are presented as if the Laser acquisition had been made on January 1, 2010.  The operations of the Laser acquisition have been included in the statement of operations since October 18, 2010, the closing date of the acquisition.  The pro forma consolidated results of operations include adjustments to give effect to the effective change in depreciation rates as well as certain other adjustments.

For the Three Months Ended September 30, 2010

	GATEWAY	LASER	PRO FORMA ADJUSTMENTS(1)	TOTAL
Revenues	$1,804,316	$67,987	$-	$1,872,303
Operating costs	1,342,980	4,514	5,000	1,352,494
Operating margin	461,336	63,473	(5,000)	519,809
Other expenses	611,561	7,347	23,133	642,041
Income (loss) before income taxes	(150,225)	56,126	(28,133)	(122,232)
Income tax benefit (expense)	109,514	(19,083)	9,566	99,997
Net income (loss)	$(40,711)	$37,043	$(18,567)	$(22,235)

Basic and diluted earnings (loss) per share	$-	$-	$-	$-

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

For the Nine Months Ended September 30, 2010

	GATEWAY	LASER	PRO FORMA ADJUSTMENTS(1)	TOTAL
Revenues	$5,558,779	$217,701	$-	$5,776,480
Operating costs	4,066,245	17,316	15,000	4,098,561
Operating margin	1,492,534	200,385	(15,000)	1,677,919
Other expenses	3,403,477	52,436	39,008	3,494,921
Income (loss) before income taxes	(1,910,943)	147,949	(54,008)	(1,817,002)
Income tax benefit (expense)	678,828	(50,303)	18,363	646,888
Net income (loss)	$(1,232,115)	$97,646	$(35,645)	$(1,170,114)

Basic and diluted earnings (loss) per share	$(0.06)	$-	$-	$(0.06)

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

During the nine months ended September 30, 2011, the Company issued 334,471 options to acquire shares of its common stock and 450,330 shares of restricted stock.  During the nine months ended September 30, 2011, the Company had forfeitures of 75,000 unvested stock options and 16,667 shares of unvested restricted stock.  As of September 30, 2011, 622,249 shares of the Company’s common stock were issuable under outstanding stock option grants under the 2007 Plan (which is in addition to 40,000 shares issuable under outstanding stock option grants under the Company’s former 1998 Stock Option Plans).  The Company also has 506,579 shares of unvested restricted stock outstanding under the 2007 Plan.  As of September 30, 2011, there are 627,423 shares available for issuance under future grants of awards under the 2007 Plan.

Total stock-based compensation cost was $31,780 and $20,769 for the three months ended September 30, 2011 and 2010, respectively, and $56,514 and $(9,231) for the nine months ended September 30, 2011 and 2010, respectively.  The Company considers all awards of stock-based compensation as a single award with an expected life equal to the average expected life of component awards and amortizes the fair value of the award over the requisite service period.

Compensation expense related solely to stock options was $4,474 for the three months ended September 30, 2011, compared to compensation expense of $4,102 for the three months ended September 30, 2010.  There were no forfeiture adjustments recorded in either the three months ended September 30, 2011 or 2010.  For the nine months ended September 30, 2011, compensation expense and forfeiture adjustments were $10,713 and $(2,364), respectively, compared to compensation expense and forfeiture adjustments of $26,392 and $(52,290), respectively, for the nine months ended September 30, 2010.   At September 30, 2011, there was $43,198 of total unrecognized compensation expense related to unvested stock option awards which is expected to be recognized over a remaining weighted-average period of two years.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

                The following table represents stock option activity for the nine months ended September 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Terms (in years)	Intrinsic Value of Options as of September 30, 2011
Options outstanding, beginning of period	402,778	$0.35	3.45
Options granted	334,471	$0.21	4.81
Options canceled	(75,000)	$0.35	-
Options exercised	-	-	-
Options outstanding, end of period	662,249	$0.28	4.15	$-
Options exercisable, end of period	139,167	$0.38	3.04	$-

The market value of the Company’s common stock, as quoted on the OTCBB, on September 30, 2011 was $0.18 per share.

Compensation expense for restricted stock is recognized on a straight-line basis over the vesting period.  The Company recognized $27,307 and $48,165 in compensation expense related to restricted stock grants during the three and nine months ended September 30, 2011, respectively.  The Company recognized $16,667 in compensation expense related to restricted stock grants during the three and nine months ended September 30, 2010.  Compensation expense related to restricted stock grants is based upon the market value of the shares on the date of the grant.  As of September 30, 2011, unrecognized compensation cost related to restricted stock awards was $107,946, which is expected to be recognized over the remaining weighted-average period of two years.

                The following table represents restricted stock activity for the nine months ended September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	266,665	$ 0.30
Granted	450,330	$ 0.21
Vested	(193,749)	$ 0.25
Forfeited	(16,667)	$ 0.30
Non-vested, end of period	506,579	$ 0.24

(5)	Debt

                Trade Notes Payable

During 2010, the Company executed premium finance agreements for its insurance premiums.  The total original principal amount of the notes issued in connection with these agreements was $428,367, with an interest rate of 4.95%.  The notes require monthly principal and interest payments.  The amount of the monthly payment varies depending on any changes in coverage and policy renewal periods. As of September 30, 2011, there was $79,711 outstanding under these notes.

                Revolving Credit Facility

On December 7, 2009, the Company entered into a Credit Agreement (the “Agreement”) with Meridian Bank Texas (“Meridian”), regarding a revolving credit facility.  The original borrowing base under the Agreement had been established at $3.0 million, which may be increased at the discretion of Meridian to an amount not to exceed $6.0 million.  The credit facility is secured by all of the Company’s assets and had an original term of 39 months maturing on April 30, 2012.  The term was reset to a maturity date of November 30, 2011, in consideration of Meridian refraining to institute a minimum commitment reduction. Meridian and the Company are currently in conversations to extend the maturity back to the original maturity on April 30, 2012, however there is no guarantee such extension will be granted. The credit facility contains financial covenants defining various financial measures, with which the Company is in compliance.  Interest on outstanding balances accrues at The Wall Street Journal prime rate, plus one and one-half percent, with a minimum rate of 5.50% and is payable monthly.  The principal is due upon maturity.  Unused borrowing base fees are 0.50% per year of the average for the period of calculation of an amount determined daily equal to the difference between the borrowing base and the aggregate outstanding principal balance of the facility.  This amount is paid quarterly.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

As of September 30, 2011, there was a $2,550,000 outstanding balance on the facility.

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

                Use of Estimates

                The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s significant estimates include depreciation of long-lived assets, estimates and timing of asset retirement obligations, amortization of deferred loan costs, deferred tax valuation allowance, valuation of assumed liabilities, intangible lives, impairment and valuation of the fair value of long-lived assets, purchase price allocations and valuation of stock based transactions.  Actual results could differ from those estimates.

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

Property and Equipment

Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period.  Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation and amortization is calculated using the straight-line method over estimated useful lives ranging from 10 to 20 years for its gas distribution, transmission and gathering systems and from two to ten years for office furniture and other equipment.  Upon disposition or retirement of any gas distribution, transmission or gathering system components, any gain or loss is charged or credited to accumulated depreciation.  When entire gas distribution, transmission and gathering systems or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.

Asset Retirement Obligations

 We recognize asset retirement obligations associated with the retirement of tangible long-lived assets that result from their acquisition, construction, development and operation, when laws or regulations require us to pay for their abandonment, in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations”. We record the fair value of an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying value of the related long-lived asset. The obligation is subsequently allocated to expense using a systematic and rational method. We have recorded an asset retirement obligation to reflect our legal obligations related to future abandonment of our pipelines and gas gathering systems, even though the timing and realized allocation of the cost between the Company and our customers may be subject to change. We estimate the expected cash flows associated with the legal obligation and discount the amount using a credit-adjusted, risk-free interest rate. At least annually, we reassesses the obligation to determine whether a change in the estimated obligation is necessary. We also evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), we will accordingly update our assessment.

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

The Henry Hub monthly, INSIDE FERC price for natural gas (as quoted in the Platts Gas Daily Price Guide) during the three and nine months ended September 30, 2011, averaged $4.20 and $4.21 per MMBtu, compared to $4.38 and $4.59 for the comparable periods of the prior year.

                Results for the three and nine months ended September 30, 2011 and 2010

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Operating revenues
Sales of natural gas	$ 1,298,490	$ 1,274,468	$ 3,885,192	$ 3,870,984
Transportation of natural gas and liquids	348,181	390,298

1,113,838

1,287,045

Reimbursable and other	159,931	139,551	451,837	400,750
	1,806,602	1,804,317	5,450,867	5,558,779
Operating costs and expenses
Cost of natural gas purchased	1,125,535	1,108,398

3,343,310

3,409,588

Operation and maintenance	103,399	128,071

306,768

341,208

Reimbursable costs	101,800	106,512	312,560	315,449
General and administrative	329,544	372,907	1,072,202	1,180,664
Acquisition costs	19,490	3,570

67,357

47,023

Consent solicitation and severance costs	-	7,669

-

1,550,631

Asset impairments	3,365,168	-	3,365,168

-

Depreciation, depletion and amortization	163,431	181,188

501,497

547,477

	5,208,367	1,908,315	8,968,862	7,392,040

Operating loss	(3,401,765)	(103,998)

(3,517,995)

(1,833,261)

Other income (expense)
Interest income	356	564

1,391

11,056

Interest expense	(44,035)	(42,764)

(129,051)

(126,025)

Other, net	(856)	(4,027)	4,199	37,287
Other expense, net	(44,535)	(46,227)	(123,461)	(77,682)

Loss before income taxes	(3,446,300)	(150,225)

(3,641,456)

(1,910,943)

                Revenues

Our total revenues were $1,806,602 for the three months ended September 30, 2011, which were relatively flat with the $1,804,317 of total revenues we recognized for the three months ended September 30, 2010.  During the three months ended September 30, 2011, sales revenues on our Waxahachie distribution system increased by $24,022 compared to the three months ended September 30, 2010. Sales volumes at Waxahachie increased slightly to 2,903 MMBtu/d while sales prices averaged $4.86 per MMBtu in each period. During the three months ended September 30, 2011, our transportation revenues decreased by $42,117 as compared to the same period of the prior year.  Revenues of $67,884 from our newly acquired Laser operations for the three months ended September 30, 2011, were offset by net decreases of $110,001 attributable to production declines on natural gas wells connected to our gathering systems.  We believe that transportation revenues will eventually increase on some of our gathering systems due to new drilling and workover activities, but doubt meaningful activities will occur during the remainder of 2011.  Revenues from reimbursable costs and other revenue increased by $20,380 for the three months ended September 30, 2011, compared to the three months ended September 30, 2010.

Our total revenues were $5,450,867 for the nine months ended September 30, 2011, which represented a decrease of $107,912 from the $5,558,779 of total revenues we recognized for the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, revenues from sales of gas on our Waxahachie distribution system were relatively flat as compared to the same period for the prior year. An approximate 8% increase in sales volumes to 2,958 MMBtu/d at Waxahachie was offset by a decline in the gas sales price. The decrease in revenues due to lower gas prices from our Waxahachie system, however, was largely offset by reductions in the cost of purchased gas, as volumes are bought and sold pursuant to “back-to-back” contracts based on monthly price indices.  During the nine months ended September 30, 2011, our transportation revenues decreased by approximately $173,207 as compared to the same period of the prior year.  Revenues of $223,237 from our newly acquired Laser operations were offset by net decreases of $396,444 attributable to production declines on natural gas wells connected to our gathering systems.  Revenues from reimbursable costs and other revenue increased by $51,087 for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.

                Operating Margin

Operating margin, which we define as fee revenues from the transportation of natural gas, plus revenues from the sale of natural gas net of the cost of purchased gas, less operating and maintenance expenses and reimbursable costs generated by our pipeline systems, was $475,868 for the three months ended September 30, 2011, which represented an increase of $14,532 from the $461,336 of operating margin we recognized for the three months ended September 30, 2010.  Our newly acquired natural gas distribution operations from Laser contributed $46,085 to operating margin for the current period.  In addition, the Waxahachie distribution system generated a quarter-over-quarter increase of $7,258 in operating margin contribution to $154,116 for the current period.

Operating margin contribution from the Hickory Creek, Madisonville, and all Gulf of Mexico gathering systems was $275,667 for the three months ended September 30, 2011, which represented a decrease of $38,811 from the prior period.  The decreases in operating margin on these gathering systems were attributable to the aforementioned production declines from gas wells connected to these systems.  Sizable production declines from the wells connected to our Hickory Creek gathering system are typical of newly fractured horizontal wells located in the Barnett Shale.  However, the rate of decline from wells connected to our Hickory Creek gathering system is decreasing over time.  The Madisonville pipeline is currently dormant due to lack of production from the Madisonville Field.  We are evaluating alternative uses for the Madisonville pipeline in the event the Madisonville Field does not resume production.  Production volumes connected to our Gulf of Mexico gathering systems are expected to continue to decline for the remainder of 2011. Customers of some of our gathering systems have also informed us of preliminary plans to drill at least two development wells and perform workovers in 2012.

Operating margin was $1,488,229 for the nine months ended September 30, 2011, which represented a decrease of $4,305 from the $1,492,534 of operating margin we recognized for the nine months ended September 30, 2010.  Our newly acquired natural gas distribution operations from Laser contributed $167,511 to operating margin for this period.  In addition, the Waxahachie distribution system generated a period-over-period increase of $83,667 in operating margin contribution to $487,864 for this current period.  We expect a similar operating margin on the Laser and Waxahachie distribution systems for the fourth quarter of 2011 as for the quarterly average of the first nine months of 2011.  Operating margin contribution from the Hickory Creek, Madisonville and all Gulf of Mexico gathering systems was $832,854 for the nine months ended September 30, 2011, which represented a decrease of $255,483 from the prior period.  The decreases in operating margin on these gathering systems were attributable to the aforementioned production declines from gas wells connected to these systems.

                Asset Impairments

During the third quarter of 2011, we were notified by the operator of a platform utilizing one of our offshore systems of its intent to abandon its lease in 2012.  As a result of this notification and continuing conversations with our customers, we determined that it was more likely than not that the useful lives of all our offshore systems were one and one-half to ten years shorter than last evaluated, and that we had a legal obligation to pay for the abandonment of our systems.  As a result, we performed an impairment review of our capitalized costs on these systems, including their future abandonment costs and associated intangible assets.

Furthermore, in connection with the aforementioned impairment analysis conducted with our offshore systems, we determined that further impairment analysis was necessary for our Madisonville pipeline system due to the lack of production from the wells connected to the system since May 2011 and no materialization of potential alternative uses for the pipeline. In the fourth quarter of 2010, we had determined that an impairment was necessary for our Madisonville pipeline system at that time due to the continual depletion of reserves in 2010, the near breakeven to below operating margin in the fourth quarter of 2010 and the lack of activity by the producer to recomplete or perform previously announced workovers to increase volume output.

To determine the fair value of these assets, we estimated the future cash flows from these systems based on the likelihood of various outcomes using a probability weighted approach. As a result, it was determined that impairments totaling $3,365,168 were required.  These impairments were apportioned as $3,236,156 to the carrying value of our property and equipment and $129,012 to the carrying value of our intangible assets.

General and Administrative Costs

General and administrative expenses were $329,544 for the three months ended September 30, 2011, which represented a decrease of $43,363 from the $372,907 in such expenses we recognized for the three months ended September 30, 2010.  This decrease was primarily related to lower legal and investor relations expenses.

General and administrative expenses were $1,072,202 for the nine months ended September 30, 2011, which represented a decrease of $108,462 from the $1,180,664 in such expenses we recognized for the nine months ended September 30, 2010.  Across the board decreases were partially offset by a $65,745 increase in stock compensation as a $52,290 reversal was recognized in the second quarter of 2010 due to the forfeiture of unvested options by prior management. We expect general and administrative expenses to remain lower in 2011, relative to the comparable 2010 periods, as we continue to manage our overall level of fixed costs.

                Acquisition Costs

We incurred acquisition related costs of $19,490 and $67,357, respectively, during the three and nine months ended September 30, 2011, primarily related to the acquisition of a pipeline located in Delmar, New York from American Midstream completed on September 24, 2011.

We incurred acquisition related costs of $3,570 and $47,023 during the three and nine months ended September 30, 2010, related to our Hickory Creek acquisition in January 2010.

Consent Solicitation and Severance Costs

Consent solicitation and severance costs of $7,669 and $1,550,631 for the three and nine months ended September 30, 2010, respectively, were for legal and proxy preparation costs we incurred related to the consent solicitation initiated by our current CEO in 2010 and severance costs associated with the termination of the prior management of the Company at the conclusion of the consent solicitation.

                Other Income (Expense)

Our interest income fluctuates directly with the average amount of cash on deposit.  Our interest expense fluctuates directly with the amount of outstanding insurance notes payable and the amount of borrowings under the Company’s bank revolving credit agreement, and remained relatively constant between the three and nine month periods ended September 30, 2011 and 2010.

Other income, net, for the three and nine months ended September 30, 2011, consisted primarily of reimbursement of prior year base cost plus fees from customers in the Gulf of Mexico.  Other income, net, for the three and nine months ended September 30, 2010 primarily consisted of a true-up of over accrued prior period operating costs and the refund of insurance premiums paid during prior periods.

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

We had available cash of $630,284 at September 30, 2011.

Net cash provided by operating activities totaled $604,232 for the nine months ended September 30, 2011, resulting primarily from our net loss, after adding back our non-cash charges, including asset impairments, depreciation, depletion and amortization and stock based compensation and deducting its non-cash tax benefit, and the receipt of a $250,000 returned deposit.  We used $919,362 of cash in operations in 2010, resulting primarily from our net loss, partially offset by non-cash charges and changes in working capital during the year.

We used $108,179 of cash in investing activities during the nine months ended September 30, 2011, including $50,000 to acquire a natural gas pipeline from American Midstream Partners, L.P. (“American Midstream”). We funded the cost of the acquisition from cash on hand. We also spent $58,179 primarily to install a cathodic protection system at our Waxahachie system, which will lengthen the expected life of the system.  During 2010, we used $3,795,233 million of cash in investing activities, primarily for the purchase of our Hickory Creek Gathering System.

 On December 7, 2009, the Company entered into a Credit Agreement (the “Agreement”) with Meridian Bank, Texas (“Meridian”), regarding a revolving credit facility provided by Meridian to the Company.  The original borrowing base under the Agreement had been established at $3.0 million, which may be increased at the discretion of Meridian to an amount not to exceed $6.0 million.   The credit facility is secured by all of the Company’s assets and had an original term of 39 months maturing on April 30, 2012.  The term was reset to a maturity date of November 30, 2011, in consideration of Meridian refraining to institute a minimum commitment reduction. Meridian and the Company are currently in conversations to extend the maturity back to the original maturity on April 30, 2012. We currently expect the Agreement to be extended but cannot assure such extension. The credit facility contains financial covenants defining various financial measures and levels of these measures with which the Company is in compliance.  Interest on outstanding balances accrues at The Wall Street Journal prime rate, plus one and a half percent, with a minimum rate of 5.50% payable monthly.  The principal is due upon maturity.  Unused borrowing base fees are 0.50% per year of the average for the period of calculation of an amount determined daily equal to the difference between the borrowing base and the aggregate outstanding principal balance of the facility.  This amount is paid quarterly.  As of September 30, 2011, there was a $2,550,000 balance on the facility.

                Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements at September 30, 2011.

Non-GAAP Financial Measure

We evaluate our operations using operating margin, which we define as revenues less cost of purchased gas, operating and maintenance expenses and reimbursable costs.  Such amounts are before asset impairments, general and administrative expense, depreciation, depletion and amortization expense, interest income or expense or income taxes.  Operating margin is not a GAAP measure but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to net loss, which is its nearest comparable GAAP financial measure, is included in the table below.

Reconciliation of Operating Margin to Net Loss
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Operating margin	$475,868	$461,336	$1,488,229	$1,492,534
Less:
Asset impairments	3,365,168	-	3,365,168	-
Depreciation, depletion and amortization	163,431	181,188	501,497	547,477
General and administrative expenses	329,544	372,907	1,072,202	1,180,664
Acquisition costs	19,490	3,570	67,357	47,023
Consent solicitation costs and severance costs	-	7,669	-	1,550,631
Interest expense	44,035	42,764	129,051	126,025
Plus:
Interest income	356	564	1,391	11,056
Other income, net	(856)	(4,027)	4,199	37,287
Income tax benefit	1,167,675	109,514	1,225,878	678,828

Net loss	$(2,278,625)	$(40,711)	$(2,415,578)	$(1,232,115)

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

                As of September 30, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

                Changes in Internal Control over Financial Reporting

                There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2011, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

* Filed with this Form 10-Q for Gateway Energy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                          GATEWAY ENERGY CORPORATION

November 14, 2011	/s/ Frederick M. Pevow
(Date)	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)