Form 10-Q
period 2012-03-31
GATEWAY ENERGY CORP/NE
filed 2012-05-16
CIK 40194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(Address of principal executive offices, including zip code)

(713) 336-0844

(Registrant's telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes______ No   X

As of May 15, 2012, the registrant had 24,196,970 shares of its common stock outstanding.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Part  I – Financial Information

ITEM 1.     FINANCIAL STATEMENTS

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
	As of
	March 31,	December 31,
	2012	2011

ASSETS

Current Assets
Cash and cash equivalents	$ 245,214	$ 554,054
Accounts receivable trade	703,010	628,819
Prepaid expenses and other assets	106,681	160,931
Total current assets	1,054,905	1,343,804

Property and Equipment, at cost
Gas distribution, transmission and gathering	15,293,005	14,293,005
Office furniture and other equipment	173,687	163,422
	15,466,692	14,456,427
Less accumulated depreciation, depletion and amortization	(8,902,081)	(8,805,068)
	6,564,611	5,651,359

Other Assets
Deferred tax assets, net	3,999,791	3,932,734
Intangible assets, net of accumulated amortization of $799,954 and $771,580 as of March 31, 2012 and December 31, 2011, respectively	1,200,647	1,229,020
Other	45,208	44,713
	5,245,646	5,206,467
Total assets	$ 12,865,162	$ 12,201,630

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 539,806	$ 466,210
Accrued expenses and other liabilities	136,813	125,257
Notes payable - insurance	-	33,915
Asset retirement obligation	347,078	330,926
Current maturities of long-term debt	531,637	441,496
Total current liabilities	1,555,334	1,397,804

Asset retirement obligation	713,727	705,627
Long term debt, net of current maturities	2,410,350	1,833,504
Other	200,000	200,000
Total liabilities	4,879,411	4,136,935

Commitments and contingencies

Stockholders' Equity
Preferred stock, $1.00 par value, 10,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value, 150,000,000 shares authorized, 23,674,602 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	236,746	236,746
Additional paid-in capital	23,112,741	23,094,908
Accumulated deficit	(15,363,736)	(15,266,959)
Total stockholders' equity	7,985,751	8,064,695
Total liabilities and stockholders' equity	$ 12,865,162	$ 12,201,630

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Operating revenues
Sales of natural gas	$ 962,421	$ 1,237,830
Transportation of natural gas and liquids	398,226	415,813
Reimbursables	137,131	110,490
	1,497,778	1,764,133
Operating costs and expenses
Cost of natural gas purchased	786,621	1,062,190
Operation and maintenance	109,984	107,605
Reimbursable costs	128,231	107,251
General and administrative	388,946	365,742
Acquisition costs	30,642	-
Asset retirement obligation accretion	25,023	-
Depreciation and amortization	125,386	169,979
	1,594,833	1,812,767

Operating loss	(97,055)	(48,634)

Other expense
Interest expense, net	(34,339)	(40,652)
Other, net	(9,632)	(3,322)
Other expense, net	(43,971)	(43,974)

Loss before income taxes	(141,026)	(92,608)
Income tax benefit	44,249	27,469
Net loss	$ (96,777)	$ (65,139)

Basic and diluted loss per share	$ -	$ -

Weighted average number of basic and
diluted common shares outstanding	23,674,602	23,480,853

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Cash flows from operating activities
Net loss	$ (96,777)	$ (65,139)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	125,386	169,979
Asset retirement obligation accretion	25,023	-
Deferred tax benefit	(67,056)	(27,469)
Stock based compensation expense, net of forfeitures	17,833	7,875
Amortization of deferred loan costs	5,629	5,058
Net change in operating assets and liabilities, resulting from changes in:
Accounts receivable trade	(74,191)	99,844
Prepaid expenses, deposits and other assets	56,876	45,750
Accounts payable	73,595	(73,326)
Accrued expenses and other liabilities	11,556	31,959
Net cash provided by operating activities	77,874	194,531

Cash flows from investing activities
Capital expenditures	(11,036)	(10,128)
Acquisitions	(1,000,000)	-
Net cash used in investing activities	(1,011,036)	(10,128)

Cash flows from financing activities
Proceeds from borrowings	750,000	-
Payments on borrowings	(116,928)	(44,382)
Deferred financing costs	(8,750)	-
Net cash provided by (used in) financing activities	624,322	(44,382)

Net increase (decrease) in cash and cash equivalents	(308,840)	140,021
Cash and cash equivalents at beginning of period	554,054	238,547
Cash and cash equivalents at end of period	$ 245,214	$ 378,568

Supplemental disclosures of cash flow information
Cash paid for interest	$ 28,907	$ 40,848
Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

(1)	Business and Organization

Gateway Energy Corporation (the “Company” or “Gateway”), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992.  The Company's common stock, par value $0.01 per share, is traded in the over-the-counter market on the bulletin board (“OTCBB”) section under the symbol GNRG.  Gateway is engaged in the midstream natural gas business.  The Company owns and operates natural gas distribution, transmission and gathering systems located onshore in the continental United States and offshore in federal and state waters of the Gulf of Mexico.

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

(2)	Summary of Significant Accounting Policies and Estimates

Basis of Presentation

                The Company has prepared the accompanying unaudited consolidated condensed financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of Regulation S-K.  These financial statements should be read together with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of the entire year.  Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

All of the Company’s operations are onshore in the continental United States and offshore in federal and state waters of the Gulf of Mexico.  Management separately reviews and evaluates the operations of each of its gas distribution, transmission and gathering systems individually, however, these operations are aggregated into one reportable segment due to the fact that all of the Company’s operations are subject to similar economic and regulatory conditions and operate in the same industry group such that they are likely to have similar long-term prospects for financial performance.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

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

                During the three months ended March 31, 2012, three companies, ETC Marketing, Ltd., Cokinos Energy Corporation, and Hydrocarbon Exchange Corp. supplied 52.3%, 33.8% and 13.9%, respectively, of the Company’s total natural gas purchases.

                Due to the nature of the Company’s operations and location of its gas distribution, transmission and gathering systems, the Company is subject to concentration of its sources of revenue from a few significant customers.  Revenues from customers representing 10% or more of total revenue for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011

Dart Container Corporation	39.5%	44.1%
Owens Corning	22.7%	23.0%

The loss of the Company’s contract with Dart Container Corporation or either of its contracts with Owens Corning could have a material adverse effect on its business, results of operations and financial condition.  The Company’s accounts receivable are not collateralized.

Asset Retirement Obligations

 The Company recognizes asset retirement obligations associated with the retirement of tangible long-lived assets that result from their acquisition, construction, development and operation, when laws or regulations require the Company to pay for their abandonment, in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 410, “Asset Retirement and Environmental Obligations”.  The Company records the fair value of an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying value of the related long-lived asset.  The obligation is subsequently allocated to expense using a systematic and rational method.  The Company has recorded an asset retirement obligation to reflect its legal obligations related to future abandonment of its pipelines and gas gathering systems, even though the timing and realized allocation of the cost between the Company and its customers may be subject to change. The Company estimates the expected cash flows associated with the legal obligation and discounts the amount using a credit-adjusted, risk-free interest rate.  At least annually, the Company reassesses the obligation to determine whether a change in the estimated obligation is necessary.  The Company also evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed.  Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), the Company will accordingly update its assessment.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

The following table describes changes to the Company’s asset retirement obligation liability during the three months ended March 31, 2012:

Asset retirement obligation, beginning of period	$ 1,036,553
Revisions in estimated liabilities	-
Asset retirement obligation accretion	25,023
Liabilities settled	(771)
Asset retirement obligation, end of period	1,060,805
Less current portion	(347,078)
Asset retirement obligation, long term	$ 713,727

            Earnings per Share

Basic earnings per share is computed by dividing net earnings or net loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  During the three months ended March 31, 2012 and 2011, all potentially dilutive common shares arising from outstanding stock options and restricted stock have been excluded from diluted earnings per share as their effects were anti-dilutive.

(3)	Business Combinations

                Acquisition of Commerce Pipeline

On February 29, 2012, Gateway Commerce LLC, a wholly owned subsidiary of the Company, purchased a natural gas pipeline from Commerce Pipeline, L.P. (“Commerce”).  The acquisition was made as part of the Company’s strategy to expand its unregulated natural gas distribution activities.  The pipeline is located in Commerce, Texas and delivers natural gas into an aluminum smelting plant owned by Hydro Aluminum Metal Products North America.  The pipeline and related assets were acquired pursuant to an Asset Sales Agreement (the “Agreement”), dated February 29, 2012, between Gateway Commerce LLC and Commerce.  Pursuant to the Agreement and subject to the terms contained therein, Gateway Commerce LLC agreed to acquire from Commerce the pipeline and related assets for $1,000,000 in cash.  The Agreement contained representations, warranties and indemnities that are customary for transactions of this type.  The Company financed the $1,000,000 purchase price through a combination of cash-on-hand and borrowings under its credit facility.  The transaction was accounted for in accordance with ASC Topic 805 “Business Combinations” and recorded to its gas distribution, transmission and gathering property and equipment account.  During the three months ended March 31, 2012, the Company incurred $30,642 in acquisition costs related to legal fees and due diligence expenses associated with this transaction.  During the three months ended March 31, 2012, the Company realized revenue of $15,284 and operating income of $14,566 from the activity associated with its Commerce pipeline.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

(4)	Stock-Based Compensation Plans

                The Company’s 2007 Equity Incentive Plan (“2007 Plan”) provides for stock-based compensation for officers, employees and non-employee directors.  The 2007 Plan was approved by shareholders during May 2007 and makes available 2,000,000 shares for award.

The Company made no awards of stock-based compensation during the three months ended March 31, 2012.  During the three months ended March 31, 2012, the Company had forfeitures of 20,000 unvested stock options.  As of March 31, 2012, 622,249 shares of the Company’s common stock were issuable under outstanding stock option grants under the 2007 Plan (which is in addition to 20,000 shares issuable under outstanding stock option grants under the Company’s former 1998 Stock Option Plans).  The Company also has 522,368 shares of unvested restricted stock outstanding under the 2007 Plan.  As of March 31, 2012, there are 627,423 shares available for issuance under future grants of awards under the 2007 Plan.

Compensation expense related to non-qualified stock options and restricted stock was $17,833 for the three months ended March 31, 2012, as compared to compensation expense of $7,875 for the three months ended March 31, 2011.  We view all awards of stock-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the fair value of the award over the requisite service period.

Compensation expense related solely to stock options was $5,015 for the three months ended March 31, 2012.  The Company had no forfeitures in the first three months of 2012.  This is compared to $3,480 and $(1,022) in compensation expense and forfeiture adjustments, respectively, for the three months ended March 31, 2011.  At March 31, 2012, there was $33,138 of total unrecognized compensation expense related to unvested stock option awards which is expected to be recognized over a remaining weighted-average period of approximately two years.

                The following table represents stock option activity for the three months ended March 31, 2012:

		Weighted	Weighted
		Average	Average	Intrinsic Value
		Exercise	Contractual	of Options as of
	Shares	Price	Terms	December 31, 2011
			(Years)

Options outstanding, beginning of period	662,249	$ 0.28	3.77
Options granted	-	$ -	-
Options cancelled	(20,000)	$ 0.45	-
Options exercised	-	-	-
Options outstanding, end of period	642,249	$ 0.28	3.77	$ -
Options exercisable, end of period	119,167	$ 0.37	2.97	$ -

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

The market value of the Company’s common stock, as quoted on the OTCBB, on March 30, 2012 was $0.12 per share.

Compensation expense for restricted stock is recognized on a straight-line basis over the vesting period.  We recognized $12,818 and $5,417 in compensation expense related to restricted stock grants during the three months ended March 31, 2012 and 2011, respectively.  Compensation expense related to restricted stock grants is based upon the market value of the shares on the date of the grant.  As of March 31, 2012, unrecognized compensation cost related to restricted stock awards was $86,071, which is expected to be recognized over the remaining weighted average period of approximately two years.

                The following table represents restricted stock activity for the three months ended March 31, 2012:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested, beginning of period	522,368	$ 0.24
Granted	-	$ -
Vested	-	$ -
Forfeited	-	$ -
Non-vested, end of period	522,368	$ 0.24

(5) Debt

Trade Notes Payable

During 2010, the Company executed premium finance agreements for our insurance premiums.  The total original principal amount of the notes issued in connection with these agreements was $428,367 with an interest rate of 4.95%.  The notes required monthly principal and interest payments.  The amount of the monthly payment varied depending on any changes in coverage and policy renewal periods.  The Company repaid the balance due on these notes during the three months ended March 31, 2012.

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

On February 29, 2012, in connection with the Company’s acquisition of the Commerce pipeline asset, the Company entered into a Fourth Amendment to the Loan Agreement, pursuant to which:

•         Borrowings under the Loan Agreement were limited solely to a term loan of $2,995,000 (the “Term Note”), all of which was advanced on or before February 29, 2012 (in addition to an outstanding letter of credit obligation of $137,500);

•         Commencing in each calendar quarter ending June 30, 2012, the Company is required to make a payment to Meridian to reduce the outstanding principal balance owing under the Term Note equal to seventy five percent (75%) of its net cash provided by operating activities, less cash used in investing activities (excluding acquisitions and growth projects), less required monthly payments of principal and interest payments on the Term Note;

•         The pipeline acquired from Commerce Pipeline and certain other collateral was pledged as security for the Term Note;

•         The Company is required to maintain a debt to tangible net worth ratio of 1.90 to 1.00, a current ratio of 1.25 to 1.00 and a debt service coverage ratio of 1.50 to 1.00, as defined in the Loan Agreement;

•         The Company is required to pay a principal and interest payment of $58,000 per month under the Term Note; and

•         The Term Note has a maturity date of June 30, 2013.

As of March 31, 2012, there was a $2,941,987 outstanding balance on the facility.  At March 31, 2012, the Company was not in compliance with the current ratio covenant of the Loan Agreement.  The Company received a waiver, through June 30, 2012, of this non-compliance from Meridian. The Company is currently in discussion with Meridian to amend the current ratio convenant but their are no assurances that such amendment will be obtained.

Item  2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among others, possible future events, our future performance, and our future operations.  Forward-looking statements can be identified by words such as “may,” “will,” “should,” “anticipates,” “believes,” “expects,” “plans,” “future,” “intends,” “could,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar references to future periods. These statements are only our predictions.  Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made.  Our actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011, and our quarterly reports on Form 10-Q.  We cannot guarantee future results, levels of activities, performance, or achievements. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time, whether as a result of new information, future developments or otherwise.

Examples of forward-looking statements include, among others, statements we make concerning:

•      Expectations regarding our operating margins from our distribution systems;

•      Expectations regarding our transportation revenues from our gathering systems;

•      Expectations regarding our operating margins from our gathering systems;

•      Expectations regarding our general and administrative expenses in 2012; and

•      Expectations regarding our ability to finance the construction of new facilities.

                Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Note 2 to our audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011, provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting principles in the United States.  Certain of our accounting policies are critical to understanding our Consolidated Financial Statements because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.

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

Results of Operations

                General

                All of our operations are onshore in the continental United States and offshore in federal and state waters of the Gulf of Mexico.  We separately review and evaluate the operations of each of our gas distribution, transmission and gathering systems; however, these operations are aggregated into one reportable segment due to the fact that all of our operations are subject to similar economic and regulatory conditions and operate in the same industry group such that they are likely to have similar long-term prospects for financial performance.

The Henry Hub monthly, INSIDE FERC price for natural gas (as quoted in the Platts Gas Daily Price Guide) during the three months ended March 31, 2012, averaged $2.72 per MMBtu, as compared to $4.11 per MMBtu for the three months ended March 31, 2011.

Results for the three months ended March 31, 2012 and 2011

	For the Three Months Ended March 31,
	2012	2011

Operating revenues
Sales of natural gas	$ 962,421	$ 1,237,830
Transportation of natural gas and liquids	398,226	415,813
Reimbursables	137,131	110,490
	1,497,778	1,764,133

Operating costs and expenses
Cost of natural gas purchased	786,621	1,062,190
Operation and maintenance	109,984	107,605
Reimbursable costs	128,231	107,251
General and administrative	388,946	365,742
Acquisition costs	30,642	-
Asset retirement obligation accretion	25,023	-
Depreciation and amortization	125,386	169,979
	1,594,833	1,812,767

Operating loss	$ (97,055)	$ (48,634)

 Revenues

Our total revenues declined $266,355, or 15.1%, during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Revenues from sales of gas on our Waxahachie distribution system decreased $275,409 for the three months ended March 31, 2012, as compared to the same period of 2011, predominantly attributable to significantly lower gas prices.  The Company realized an average price of $3.38 per MMBtu for the first quarter of 2012, as compared to $4.64 per MMBtu for the first quarter of 2011.  Our sales volumes were essentially unchanged between the periods, as we realized 3,125 MMBtu per day in 2012 as compared to 2,966 MMBtu per day in 2011.  The decrease in revenues due to lower gas prices from our Waxahachie system, however, was largely offset by reductions in the cost of purchased gas, as volumes are bought and sold pursuant to “back-to-back” contracts based on monthly price indices.

Our transportation revenues decreased by $17,587 for the three months ended March 31, 2012, as compared to the same period in 2011.  This decrease was primarily attributable to decreases of $77,871 in transportation revenues attributable to production declines on natural gas wells connected to our gathering systems.  However, partially offsetting these declines were $60,284 of revenue contributions from our newly acquired Delmar and Commerce pipelines.  Our Delmar pipeline delivers natural gas to a plant owned by Owens Corning in Delmar, New York and our Commerce pipeline, located in Commerce, Texas, delivers natural gas into an aluminum smelting plant owned by Hydro Aluminum Metal Products North America.

Revenues from reimbursable costs increased by $26,641 during the three months ended March 31, 2012, as compared to same period in 2011.  This increase was primarily attributable to increased operating fees from the operator of High Island Offshore Pipeline, which are reimbursed by customers on our High Island A-332 and High Island A-340 pipelines.

We believe that transportation revenues from our gathering systems will continue to decrease through at least the third quarter of 2012 but may stabilize or even increase beginning in early 2013 due to drilling and workover activities planned by our customers, in particular those connected to our East Cameron Block 338 pipeline system.  There are no assurances that such planned drilling and workover activities will ever contribute to revenues, as they are dependent on oil and gas prices, drilling rig availability and dry hole risk, among other factors.

Operating Margin

We define operating margin as fee revenues from the transportation of natural gas, plus revenues from the sale of natural gas net of the cost of purchased gas, less operating and maintenance expenses and reimbursable costs generated by our pipeline systems.  Operating margin was $472,943 for the three months ended March 31, 2012, which was a decline from the $487,087 we recognized during the same period in 2011.

Operating margin contribution from our distribution systems was $267,499 during the three months ended March 31, 2012, a $51,966 increase compared to the $215,533 contribution during the same period in 2011.  Our newly acquired Delmar and Commerce pipelines contributed $28,654 and $14,566 of operating margin, respectively, during the three months ended March 31, 2012.  Our Tyson pipeline systems contributed $69,094 to operating margin during the three months ended March 31, 2012, an increase of $13,321 from the same period in 2011.  Finally, our Waxahachie distribution system contributed $155,188 to operating margin during the three months ended March 31, 2012, a decrease of $4,575 compared to the same period in 2011.  We expect operating margin from our distribution systems to increase in 2012 compared to 2011, as a result of our ownership of the Delmar pipeline for the entire year and the ownership of our newly acquired Commerce pipeline for the period beginning March 1, 2012.

Operating margin contribution from our gathering systems was $196,542 during the three months ended March 31, 2012, a $71,774, or 27%, decrease compared to the $268,369 contribution during the same period in 2011.  This decrease was primarily attributable to production declines from existing oil and gas wells connected to these systems. We expect further decreases in operating margin from our gathering systems for the full year 2012 compared to 2011, primarily attributable to production declines from existing oil and gas wells connected to these systems.  Operating margin from our gathering systems might stabilize, or even increase, by early 2013 if customers on some of our gathering systems are successful and remain on schedule with announced plans to drill new wells.

                General and Administrative Costs

General and administrative expenses were $388,946 for the three months ended March 31, 2012, which represented an increase of $23,204, from the $365,742 in such expenses we recognized during the first quarter of 2011.  Increases in consulting, accounting and other professional fees was partially offset by decreases in personnel related costs and legal expenses.  We expect general and administrative expenses during 2012 to be comparable to those realized in 2011, as we continue to manage our overall level of fixed costs.

                Acquisition Costs

We incurred acquisition related costs of $30,642 during the three months ended March 31, 2012, related to the acquisition of our Commerce pipeline completed on February 29, 2012.

Asset Retirement Obligation Accretion

During 2011, we established an estimated asset retirement obligation of $1,013,279, on a discounted basis, with respect to our offshore Gulf of Mexico gathering systems.  This liability is being accreted to our total undiscounted estimated liability over future periods until the date of such abandonment.  During the first quarter of 2012, we recognized $25,023 of such accretion expense.

Depreciation and Amortization

During the three months ended March 31, 2012, our depreciation, depletion and amortization expense decreased $44,593, to $125,386, as compared to $169,979 for the same period during 2011, primarily as a result of a lower average depreciable balance attributable to the asset impairments recorded in 2011.

Other Income (Expense)

Our interest expense, net, fluctuates directly with the amount of outstanding insurance notes payable and the amount of long term debt we have outstanding, and remained relatively constant between the three months ended March 31, 2012 and 2011.

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

We had available cash of $245,214 at March 31, 2012.

Net cash provided by operating activities totaled $77,874 for the three months ended March 31, 2012, as compared to $194,531 for the three months ended March 31, 2011.  This decrease was primarily attributable to the increase in our net loss, after considering all non-cash charges, and changes in the components of our working capital.  Our changes in working capital primarily were attributable to the timing  of collections and payments of our accounts receivable and accounts payable, respectively.

We used $1,011,036 of cash in investing activities during the three months ended March 31, 2012, primarily attributable to our acquisition of the Commerce pipeline. The Company’s 2011 investing activities consisted of equipment purchases.

We were provided $624,322 of cash in financing activities during the three months ended March 31, 2012, primarily attributable to borrowings on our credit facility to acquire the Commerce pipeline, partially offset by required repayments of indebtedness.  During the three months ended March 31, 2011, we used $44,382 of cash in financing activities to repay indebtedness.

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

•         We are required to maintain a debt to tangible net worth ratio of 1.90 to 1.00, a current ratio of 1.25 to 1.00 and a debt service coverage ratio of 1.50 to 1.00, as defined in the Loan Agreement;

•         We are required to pay a principal and interest payment of $58,000 per month under the Term Note; and

•         The Term Note has a maturity date of June 30, 2013.

  At March 31, 2012, we were not in compliance with the current ratio covenant of the Loan Agreement.  We received a waiver, through June 30, 2012, of this non-compliance from Meridian.  The Company is currently in discussion with Meridian to amend the current ratio convenant but their are no assurances that such amendment will be obtained.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at March 31, 2012.

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

	For the Three Months Ended March 31,
	2012	2011

Operating Margin	$ 472,943	$ 487,087
Less:
Depreciation and amortization	125,386	169,979
Asset retirement obligation accretion	25,023	-
General and administrative expenses	388,946	365,742
Acquisition costs	30,642	-
Interest expense, net	34,339	40,652
Other expense, net	9,632	3,322
Plus:
Income tax benefit	44,249	27,469
Net loss	$ (96,777)	$ (65,139)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

                Not applicable.

Item 4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

                We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (our Principal Executive Officer  and Principal Financial Officer) to allow for timely decisions regarding required disclosure.

                As of March 31, 2012, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

                There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2012, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1.   Legal Proceedings

                None

Item 1A.  Risk Factors

                There are no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

 At March 31, 2012, the Company was not in compliance with the current ratio covenant of the Loan Agreement.  The Company received a waiver, through June 30, 2012, of this non-

 compliance from Meridian. The Company is currently in discussion with Meridian to amend the current ratio convenant but their are no assurances that such amendment will be obtained.

 Item 4.    Mine Safety Disclosures

                Not applicable

Item 5.    Other Information

 None

Item 6.    Exhibits

Exhibit         Description of Document

31.1*

Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

32.1*

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

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                                             GATEWAY ENERGY CORPORATION

May 16, 2012	/s/ Frederick M. Pevow
(Date)	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)