Form 10-Q
period 2012-06-30
GATEWAY ENERGY CORP/NE
filed 2012-08-14
CIK 40194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 13, 2012, the registrant had 24,363,637 shares of its common stock outstanding.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Part  I – Financial Information

Item 1. Consolidated Condensed Financial Statements (Unaudited)
	Balance Sheets as of June 30, 2012 and December 31, 2011	3
	Statements of Operations for the three and six month periods ended June 30, 2012 and 2011	4
	Statements of Cash Flows for the six month periods ended June 30, 2012 and 2011	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

Part II - Other Information

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	18
Item 6.	Exhibits	20

Signatures		21

ITEM 1.     FINANCIAL STATEMENTS

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
	As of
	June 30, 2012	December 31, 2011

ASSETS
Current Assets
Cash and cash equivalents	$ 182,122	$ 554,054
Accounts receivable trade	724,863	628,819
Prepaid expenses and other assets	264,939	160,931
Total current assets	1,171,924	1,343,804
Property and Equipment, at cost
Gas distribution, transmission and gathering	15,305,815	14,293,005
Office furniture and other equipment	173,687	163,422
	15,479,502	14,456,427
Less accumulated depreciation, depletion and amortization	(9,006,396)	(8,805,068)
	6,473,106	5,651,359
Other Assets
Deferred tax assets, net	4,016,054	3,932,734
Intangible assets, net of accumulated amortization of $828,327 and $771,580 as of June 30, 2012 and December 31, 2011, respectively	1,172,273	1,229,020
Other	36,485	44,713
	5,224,812	5,206,467
Total assets	$ 12,869,842	$ 12,201,630

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 598,644	$ 466,210
Accrued expenses and other liabilities	55,493	125,257
Notes payable - insurance	148,674	33,915
Asset retirement obligations	355,447	330,926
Current maturities of long-term debt	2,811,957	441,496
Total current liabilities	3,970,215	1,397,804

Asset retirement obligations	729,407	705,627
Long term debt, net of current maturities	-	1,833,504
Other	200,000	200,000
Total liabilities	4,899,622	4,136,935

Commitments and contingencies

Stockholders' Equity
Preferred stock, $1.00 par value, 10,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value, 150,000,000 shares authorized,23,744,047 and 23,674,602 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	237,440	236,746
Additional paid-in capital	23,129,353	23,094,908
Accumulated deficit	(15,396,573)	(15,266,959)
Total stockholders' equity	7,970,220	8,064,695
Total liabilities and stockholders' equity	$ 12,869,842	$ 12,201,630

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
.
Operating revenues
Sales of natural gas	$ 789,762	$ 1,348,872	$ 1,752,183	$2,586,702
Transportation of natural gas and liquids	405,997	426,125	804,223	841,938
Reimbursables	155,708	105,135	292,839	215,625
	1,351,467	1,880,132	2,849,245	3,644,265

Operating costs and expenses
Cost of natural gas purchased	628,147	1,155,585	1,414,768	2,217,775
Operation and maintenance	83,601	91,428	188,629	193,570
Reimbursable costs	164,608	103,509	292,839	210,760
General and administrative	325,404	376,916	714,350	742,658
Acquisition costs	(12,654)	47,867	17,988	47,867
Asset retirement obligation accretion	25,632	-	50,655	-
Depreciation and amortization	132,688	168,087	258,074	338,066
	1,347,426	1,943,392	2,937,303	3,750,696

Operating income (loss)	4,041	(63,260)	(88,058)	(106,431)

Other income (expense)
Interest expense, net	(50,015)	(43,329)	(84,354)	(83,981)
Other, net	1,866	4,041	(12,722)	(4,744)
Other expense, net	(48,149)	(39,288)	(97,076)	(88,725)

Loss before income taxes	(44,108)	(102,548)	(185,134)	(195,156)
Income tax benefit	11,271	30,734	55,520	58,203
Net loss	$ (32,837)	$ (71,814)	$ (129,614)	$ (136,953)

Basic and diluted loss per share	$ -	$ -	$ (0.01)	$ (0.01)

Weighted average number of basic and
diluted common shares outstanding	23,698,259	23,480,853	23,686,431	23,480,853

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011

Cash flows from operating activities
Net loss	$ (129,614)	$ (136,953)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	258,074	338,066
Asset retirement obligation accretion	50,655	-
Deferred tax benefit	(83,320)	(70,269)
Stock based compensation expense, net of forfeitures	35,139	24,734
Amortization of deferred loan costs	11,727	10,115
Net change in operating assets and liabilities, resulting from changes in:
Accounts receivable trade	(96,044)	46,579
Prepaid expenses, deposits and other assets	49,559	279,872
Accounts payable	132,434	(31,963)
Accrued expenses and other liabilities	(69,764)	(25,911)
Net cash provided by operating activities	158,846	434,270

Cash flows from investing activities:
Capital expenditures	(25,429)	(58,176)
Acquisitions	(1,000,000)	-
Net cash used in investing activities	(1,025,429)	(58,176)

Cash flows from financing activities:
Proceeds from borrowings	750,000	-
Payments on borrowings	(246,599)	(59,076)
Deferred financing costs	(8,750)	-
Net cash provided by (used in) financing activities	494,651	(59,076)

Net increase (decrease) in cash and cash equivalents	(371,932)	317,018
Cash and cash equivalents at beginning of period	554,054	238,547
Cash and cash equivalents at end of period	$ 182,122	$ 555,565

Supplemental disclosures of cash flow information
Cash paid for interest	$ 58,594	$ 80,380
Cash paid for taxes	$ 24,000	$ 34,437

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

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

 (2)  Summary of Significant Accounting Policies and Estimates

Basis of Presentation

                The Company has prepared the accompanying unaudited consolidated condensed financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of Regulation S-K.  These financial statements should be read together with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. GAAP have been condensed or omitted.  The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of the entire year.  Certain reclassifications have been made to the prior period financial statements to conform to the current period’s presentation.

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

JUNE 30, 2012

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

                During the three months ended June 30, 2012, two companies, ETC Marketing, Ltd and Hydrocarbon Exchange Corp. supplied 54.0% and 46.0%, respectively, of the Company’s total natural gas purchases.  During the six months ended June 30, 2012, three companies, ETC Marketing, Ltd., Hydrocarbon Exchange Corp. and Cokinos Energy Corporation supplied 53.9%, 28.0% and 18.1%, respectively, of the Company’s total natural gas purchases.

                Due to the nature of the Company’s operations and location of its gas distribution, transmission and gathering systems, the Company is subject to concentration of its sources of revenue from a few significant customers.  Revenues from customers representing 10% or more of total revenue for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Dart Container Corporation	39.0%	46.4%	39.0%	45.3%
Owens Corning	18.1%	22.7%	21.0%	22.9%
McMoran Exploration	14.9%	1.6%	12.3%	1.9%

The loss of the Company’s contract with Dart Container Corporation or either of its contracts with Owens Corning could have a material adverse effect on its business, results of operations and financial condition.  The Company’s revenue from McMoran Exploration was primarily comprised of reimbursement of expenses incurred on behalf of McMoran Exploration and will fluctuate with the level of expenses incurred.  The Company’s accounts receivable are not collateralized.

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

The following table describes changes to the Company’s asset retirement obligation liability during the six months ended June 30, 2012:

Asset retirement obligation, beginning of period	$ 1,036,553
Asset retirement obligation accretion	50,655
Liabilities settled	(2,354)
Asset retirement obligation, end of period	1,084,854
Less current portion	(355,447)
Asset retirement obligation, long term	$ 729,407

Earnings per Share

Basic earnings per share is computed by dividing net earnings or net loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  During the three and six months ended June 30, 2012 and 2011, all potentially dilutive common shares arising from outstanding stock options and restricted stock have been excluded from diluted earnings per share as their effects were anti-dilutive.

(3)	Business Combinations

                Acquisition of Commerce Pipeline

On February 29, 2012, Gateway Commerce LLC, a wholly owned subsidiary of the Company, purchased a natural gas pipeline from Commerce Pipeline, L.P. (“Commerce”).  The acquisition was made as part of the Company’s strategy to expand its unregulated natural gas distribution activities.  The pipeline is located in Commerce, Texas and delivers natural gas into an aluminum smelting plant owned by Hydro Aluminum Metal Products North America.  The pipeline and related assets were acquired pursuant to an Asset Sales Agreement (the “Agreement”), dated February 29, 2012, between Gateway Commerce LLC and Commerce.  Pursuant to the Agreement and subject to the terms contained therein, Gateway Commerce LLC agreed to acquire from Commerce the pipeline and related assets for $1,000,000 in cash.  The Agreement contained representations, warranties and indemnities that are customary for transactions of this type.  The Company financed the $1,000,000 purchase price through a combination of cash-on-hand and borrowings under its credit facility.  The transaction was accounted for in accordance with ASC Topic 805 “Business Combinations” and recorded to its gas distribution, transmission and gathering property and equipment account.  During the six months ended June 30, 2012, the Company incurred $17,988 in acquisition costs related to legal fees and due diligence expenses associated with this transaction.  During the three months ended June 30, 2012, the Company realized revenue of $45,857 and operating income of $44,651, and during the six months ended June 30, 2012, the Company realized revenue of $61,141 and operating income of $59,217, from the activity associated with its Commerce pipeline.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

(4) Stock-Based Compensation Plans

                The Company’s 2007 Equity Incentive Plan (“2007 Plan”) provides for stock-based compensation for officers, employees and non-employee directors.  The 2007 Plan was approved by shareholders during May 2007 and makes available 2,000,000 shares for award.

The Company made no awards of stock-based compensation during the three or six months ended June 30, 2012.  During the six months ended June 30, 2012, the Company had 20,000  stock options which expired unexercised.  As of June 30, 2012, 622,249 shares of the Company’s common stock were issuable under outstanding stock option grants under the 2007 Plan (which is in addition to 20,000 shares issuable under outstanding stock option grants under the Company’s former 1998 Stock Option Plans).  The Company also has 452,923 shares of unvested restricted stock outstanding under the 2007 Plan.  As of June 30, 2012, there are 627,423 shares available for issuance under future grants of awards under the 2007 Plan.

Compensation expense related to non-qualified stock options and restricted stock was $17,306 and $35,139 for the three and six months ended June 30, 2012, respectively, as compared to compensation expense of $16,859 and $24,734 for the three and six months ended June 30, 2011, respectively.  We view all awards of stock-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the fair value of the award over the requisite service period.

Compensation expense related solely to stock options was $4,915 and $9,930 for the three and six months ended June 30, 2012, respectively.  The Company had no forfeitures of unvested options during either the three or six months ended June 30, 2012.  This is compared to $2,760 and $(1,342) in compensation expense and forfeiture adjustments, respectively, for the three months ended June 30, 2011 and $6,239 and $(2,364) in compensation expense and forfeiture adjustments, respectively, for the six months ended June 30, 2011.  At June 30, 2012, there was $28,223 of total unrecognized compensation expense related to unvested stock option awards which is expected to be recognized over a remaining weighted-average period of approximately two years.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

The following table represents stock option activity for the six months ended June 30, 2012:

		Weighted	Weighted
		Average	Average	Intrinsic Value
		Exercise	Contractual	of Options as of
	Shares	Price	Terms	December 31, 2011
			(Years)

Options outstanding, beginning of period	662,249	$ .28	3.77
Options granted	-	-	-
Options cancelled	(20,000)	$ .45	-
Options exercised	-	-	-
Options outstanding, end of period	642,249	$ .28	3.52	$ -
Options exercisable, end of period	122,500	$ .37	2.70	$ -

The market value of the Company’s common stock, as quoted on the OTCBB, on June 30, 2012, was $0.10 per share.

Compensation expense for restricted stock is recognized on a straight-line basis over the vesting period.  We recognized $12,391 and $15,441 in compensation expense related to restricted stock grants during the three months ended June 30, 2012 and 2011, respectively, and $24,783 and $20,858 in compensation expense related to restricted stock grants during the six months ended June 30, 2012 and 2011, respectively.  Compensation expense related to restricted stock grants is based upon the market value of the shares on the date of the grant.  As of June 30, 2012, unrecognized compensation cost related to restricted stock awards was $73,680, which is expected to be recognized over the remaining weighted average period of approximately two years.

                The following table represents restricted stock activity for the six months ended June 30, 2012:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested, beginning of period	522,368	$ 0.24
Granted	-	-
Vested	(69,445)	$ 0.22
Forfeited	-	-
Non-vested, end of period	452,923	$ 0.24

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

(5) Debt

Trade Notes Payable

During 2010, the Company executed premium finance agreements for our insurance premiums.  The total original principal amount of the notes issued in connection with these agreements was $428,367 with an interest rate of 4.95%.  The notes required monthly principal and interest payments.  The amount of the monthly payment varied depending on any changes in coverage and policy renewal periods.  The Company repaid the balance due on these notes during the six months ended June 30, 2012.

During 2012, the Company executed premium finance agreements for our insurance premiums.  The total original principal amount of the notes issued in connection with these agreements was $148,315 with an interest rate of 3.99%.  The notes required monthly principal and interest payments.  The amount of the monthly payment varied depending on any changes in coverage and policy renewal periods.

Long Term Debt

On December 7, 2009, the Company entered into a Credit Agreement (the “Loan Agreement”) with Meridian Bank (“Meridian”) regarding a revolving credit facility.  The original borrowing base under the Loan Agreement had been established at $3.0 million, which originally could be increased at the discretion of Meridian to an amount not to exceed $6.0 million.  The Loan Agreement is secured by all of the Company’s assets and had an original term of 39 months maturing on April 30, 2012.  In 2011, the First and Second Amendments to the Loan Agreement shortened the maturity date to November 30, 2011, in consideration of Meridian refraining to institute a minimum commitment reduction.  On December 9, 2011, the Loan Agreement was further amended to extend the maturity date to April 30, 2012, setting the loan amount at $2,300,000, and interest on outstanding balances accruing at The Wall Street Journal prime rate, plus one and a half percent, with a minimum rate of 6.0% per annum, payable monthly.  Unused borrowing base fees are 0.50% per year and the Loan Agreement contains financial covenants defining various financial measures and levels of these measures.

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

•         Commencing in each calendar quarter ending June 30, 2012, the Company is required to make a payment to Meridian to reduce the outstanding principal balance owing under the Term Note equal to seventy five percent (75%) of its net cash provided by operating activities, less cash used in investing activities (excluding acquisitions and growth projects), less required monthly payments of principal and interest on the Term Note;

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

•         The Company is required to pay a principal and interest payment of $58,000 per month under the Term Note; and

•         The Term Note has a maturity date of June 30, 2013.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

As of June 30, 2012, there was a $2,811,957 outstanding balance on the facility.  At June 30, 2012, the Company was not in compliance with the current ratio covenant of the Loan Agreement.  The Company received a waiver, through September 29, 2012, of this non-compliance from Meridian.  The Company is currently in discussions with Meridian to amend its covenants and principal amortization requirements, but there are no assurances that such amendments will be obtained.

(6) Subsequent Event

On July 31, 2012, the Company sold its Bolivar pipeline to Duma Energy Corporation (“Duma”), the operator of the field in which the Bolivar pipeline is located.  In connection with the sale the Company received $1.00 and Duma assumed certain post-closing liabilities, including the future abandonment obligation of the pipeline. As of June 30, 2012, the Company carried an asset retirement obligation of $49,310 on its balance sheet with respect to the Bolivar pipeline.  The Company realized an operating loss of $40,584 and $45,540 during the three and six months ended June 30, 2012, respectively, with respect to the Bolivar pipeline.

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

                Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reporting of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Note 2 to our audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011, provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting principles in the United States.  Certain of our accounting policies are critical to understanding our Consolidated Financial Statements because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.

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

The Henry Hub monthly, INSIDE FERC price for natural gas (as quoted in the Platts Gas Daily Price Guide) during the three months ended June 30, 2012, averaged $2.21 per MMBtu, as compared to $4.32 per MMBtu for the three months ended June 30, 2011, and for the six months ended June 30, 2012, averaged $2.47 per MMBtu, as compared to $4.21 per MMBtu for the six months ended June 30, 2011.

Results for the three and six months ended June 30, 2012 and 2011

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Operating revenues
Sales of natural gas	$ 789,762	$ 1,348,872	$ 1,752,183	$2,586,702
Transportation of natural gas and liquids	405,997	426,125	804,223	841,938
Reimbursables	155,708	105,135	292,839	215,625
	1,351,467	1,880,132	2,849,245	3,644,265

Operating costs and expenses
Cost of natural gas purchased	628,147	1,155,585	1,414,768	2,217,775
Operation and maintenance	83,601	91,428	188,629	193,570
Reimbursable costs	164,608	103,509	292,839	210,760
General and administrative	325,404	376,916	714,350	742,658
Acquisition costs	(12,654)	47,867	17,988	47,867
Asset retirement obligation accretion	25,632	-	50,655	-
Depreciation and amortization	132,688	168,087	258,074	338,066
	1,347,426	1,943,392	2,937,303	3,750,696

Operating income (loss)	$ 4,401	$ (63,260)	$ (88,058)	$ (106,431)

Revenues

Our total revenues declined $528,665, or 28.1%, during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, and declined $795,020, or 21.8% during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

Revenues from sales of gas on our Waxahachie distribution system decreased $559,110 and $834,519 for the three and the six months ended June 30, 2012, respectively, as compared to the same periods of 2011, predominantly attributable to significantly lower gas prices.  The Company realized an average price of $2.87 per MMBtu for the second quarter of 2012, as compared to $4.93 per MMBtu for the second quarter of 2011, and $3.13 per MMBtu for the first six months of 2012, as compared to $4.79 per MMBtu for the first six months of 2011.  Our sales volumes were essentially unchanged between the periods, as we realized 3,028 MMBtu per day in the second quarter of 2012 as compared to 3,006 MMBtu per day in the second quarter of 2011.  For the first six months of 2012, we averaged 3,076 MMBtu per day as compared to 2,986 MMBtu per day in 2011.  The decrease in revenues due to lower gas prices from our Waxahachie system, however, was largely offset by reductions in the cost of purchased gas, as volumes are bought and sold pursuant to “back-to-back” contracts based on monthly price indices.

Our transportation revenues decreased by $20,128 for the three months ended June 30, 2012, as compared to the same period in 2011.  This decrease was primarily attributable to decreases of $110,985 in transportation revenues attributable to production declines on natural gas wells connected to our gathering systems.  However, partially offsetting these declines were $90,857 of revenue contributions from our newly acquired Delmar and Commerce pipelines.  Our transportation revenues decreased by $37,715 for the six months ended June 30, 2012, as compared to the same period in 2011.  This decrease was primarily attributable to decreases of $188,856 in transportation revenues attributable to production declines on natural gas wells connected to our gathering systems.  However, partially offsetting these declines were $151,141 of revenue contributions from our newly acquired Delmar and Commerce pipelines.  Our Delmar pipeline delivers natural gas to a plant owned by Owens Corning in Delmar, New York and our Commerce pipeline, located in Commerce, Texas, delivers natural gas into an aluminum smelting plant owned by Hydro Aluminum Metal Products North America.

Revenues from reimbursable costs increased by $50,573 and $77,214 during the three and six months ended June 30, 2012, respectively, as compared to same period in 2011.  This increase is attributable to increased operating costs which, pursuant to particular contractual arrangements, are reimbursed by our customers.  These revenues will fluctuate as the related expenses increase or decrease.

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

Operating Margin

We define operating margin as fee revenues from the transportation of natural gas, plus revenues from the reimbursement of reimbursable costs, plus revenues from the sale of natural gas, net of the cost of purchased gas, less operating and maintenance expenses and reimbursable costs generated by our pipeline systems.  Operating margin was $475,111 for the three months ended June 30, 2012, which was a decline from the $529,610 we recognized during the same period in 2011.  For the six months ended June 30, 2012, our operating margin totaled $953,009, as compared to $1,022,160 for 2011.

Unregulated Distribution Systems

Operating margin contribution from our distribution systems was $294,454 during the three months ended June 30, 2012, a $54,813 increase compared to the $239,641 contribution during the same period in 2011.  Our newly acquired Delmar and Commerce pipelines contributed $33,869 and $44,651 of operating margin, respectively, during the three months ended June 30, 2012.  Our Tyson pipeline systems contributed $69,508 to operating margin during the three months ended June 30, 2012, an increase of $3,852 from the same period in 2011.  Finally, our Waxahachie distribution system contributed $146,426 to operating margin during the three months ended June 30, 2012, a decrease of $27,559 compared to the same period in 2011.

Operating margin contribution from our distribution systems was $561,953 during the six months ended June 30, 2012, a $106,779 increase compared to the $455,174 contribution during the same period in 2011.  Our newly acquired Delmar and Commerce pipelines contributed $62,523 and $59,217 of operating margin, respectively, during the six months ended June 30, 2012.  Our Tyson pipeline systems contributed $138,599 to operating margin during the six months ended June 30, 2012, an increase of $17,173 from the same period in 2011.  Finally, our Waxahachie distribution system contributed $301,614 to operating margin during the six months ended June 30, 2012, a decrease of $32,134 compared to the same period in 2011.

We expect operating margin from our distribution systems to increase in 2012 compared to 2011, as a result of our ownership of the Delmar pipeline for the entire year and the ownership of our newly acquired Commerce pipeline for the period beginning March 1, 2012.

Gathering Systems

Operating margin contribution from our gathering systems was $189,559 during the three months ended June 30, 2012, a $94,450, or 33.3%, decrease compared to the $284,009 contribution during the same period in 2011.  For the six months ended June 30, 2012, operating margin contribution from our gathering systems was $391,056, a $161,267, or 29.2%, decrease compared to the $552,323 contribution during the same period in 2011.

These decreases were primarily attributable to production declines from existing oil and gas wells connected to these systems. We expect further decreases in operating margin from our gathering systems for the full year 2012 compared to 2011, primarily attributable to production declines from existing oil and gas wells connected to these systems.

                General and Administrative Costs

General and administrative expenses were $325,404 for the three months ended June 30, 2012, which represented a decrease of $51,512, from the $376,916 in such expenses we recognized during the same period of 2011.  This decrease was primarily attributable to lower employee compensation costs due to outsourcing and lower professional fees.

General and administrative expenses were $714,350 for the six months ended June 30, 2012, which represented a decrease of $28,308, from the $742,658 in such expenses we recognized during the same period of 2011.  This decrease was primarily attributable to lower employee compensation costs partially offset by higher professional fees between the two periods.

We expect general and administrative expenses during 2012 to continue to be comparable to those realized in 2011, as we continue to manage our overall level of fixed costs.

                Acquisition Costs

We incurred acquisition related costs of $17,988 during the six months ended June 30, 2012, related to the acquisition of our Commerce pipeline completed on February 29, 2012.

Asset Retirement Obligation Accretion

During 2011, we established an estimated asset retirement obligation of $1,013,279, on a discounted basis, with respect to our offshore Gulf of Mexico gathering systems.  This liability is being accreted to our total undiscounted estimated liability over future periods until the date of such abandonment.  During the three and six months ended June 30, 2012, we recognized $25,632 and $50,655 of such accretion expense, respectively.

Depreciation and Amortization

During the three months ended June 30, 2012, our depreciation, depletion and amortization expense decreased $35,399, to $132,688, as compared to $168,087 for the same period during 2011.  During the six months ended June 30, 2012, our depreciation, depletion and amortization expense decreased $79,992, to $258,074, as compared to $338,066 for the same period during 2011.  These decreases were primarily as a result of a lower average depreciable balance attributable to the asset impairments recorded in 2011.

Liquidity and Capital Resources

We are actively exploring our capital needs to allow us to fund a combination of debt service and asset retirement obligations and to accelerate the implementation of our growth strategy.  Any new capital may take several forms.  There is no guarantee that we will be able to raise outside capital.

We had available cash of $182,122 at June 30, 2012.

Net cash provided by operating activities totaled $158,846 for the six months ended June 30, 2012, as compared to $434,270 for the six months ended June 30, 2011.  This decrease was primarily attributable to our having recognized, in the six months ended June 30, 2011, the return of a $250,000 natural gas purchase security deposit.

We used $1,025,429 of cash in investing activities during the six months ended June 30, 2012, primarily attributable to our acquisition of the Commerce pipeline. The Company’s 2011 investing activities consisted of equipment purchases.

We were provided $494,651 of net cash from financing activities during the six months ended June 30, 2012, primarily attributable to borrowings on our credit facility to acquire the Commerce pipeline, partially offset by required repayments of indebtedness.  During the six months ended June 30, 2011, we used $59,076 of cash in financing activities to repay indebtedness.

On December 7, 2009, we entered into a Credit Agreement (the “Loan Agreement”) with Meridian Bank (“Meridian”) regarding a revolving credit facility.  The original borrowing base under the Loan Agreement had been established at $3.0 million, which originally could be increased at the discretion of Meridian to an amount not to exceed $6.0 million.  The Loan Agreement is secured by all of our assets and had an original term of 39 months maturing on April 30, 2012.  In 2011, the First and Second Amendments to the Loan Agreement shortened the maturity date to November 30, 2011, in consideration of Meridian refraining to institute a minimum commitment reduction.  On December 9, 2011, we further amended the Loan Agreement to extend the maturity date to April 30, 2012, setting the loan amount at $2,300,000, and interest on outstanding balances accruing at The Wall Street Journal prime rate, plus one and a half percent, with a minimum rate of 6.0% per annum, payable monthly.  Unused borrowing base fees are 0.50% per year and the Loan Agreement contains financial covenants defining various financial measures and levels of these measures.

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

•         We are required to pay a principal and interest payment of $58,000 per month under the Term Note; and

•         The Term Note has a maturity date of June 30, 2013.

  At June 30, 2012, we were not in compliance with the current ratio covenant of the Loan Agreement.  We received a waiver, through September 29, 2012, of this non-compliance from Meridian.  We are currently in discussions with Meridian to amend its covenants and principal amortization requirements, but there are no assurances that such amendments will be obtained.

                Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at June 30, 2012.

Non-GAAP Financial Measure

We evaluate our operations using operating margin, which we define as revenues less cost of purchased gas, operating and maintenance expenses and reimbursable costs.  Such amounts are before asset impairments, general and administrative expense, depreciation and amortization expense, interest income or expense or income taxes.  Operating margin is not a GAAP measure but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to net loss, which is its nearest comparable GAAP financial measure, is included in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Operating Margin	$ 475,111	$ 529,610	$ 953,009	$ 1,022,160
Less:
Depreciation and amortization	132,688	168,087	258,074	338,066
Asset retirement obligation accretion	25,632	-	50,655	-
General and administrative expenses	325,404	376,916	714,350	742,658
Acquisition costs	(12,654)	47,867	17,988	47,867
Interest expense, net	50,015	43,329	84,354	83,981
Other income (expense), net	(1,866)	(4,041)	12,722	4,744
Plus:
Income tax benefit	11,271	30,734	55,520	58,203
Net loss	$ (32,837)	$ (71,814)	$ (129,614)	$ (136,953)

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

                As of June 30, 2012, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

                There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2012, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1.   Legal Proceedings

                None

Item 1A.  Risk Factors

                There are no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

 At June 30, 2012, the Company was not in compliance with the current ratio covenant of the Loan Agreement.  The Company received a waiver, through September 29, 2012, of this non-compliance from Meridian.  We are currently in discussions with Meridian to amend its covenants and principal amortization requirements, but there are no assurances that such amendments will be obtained.

Item 4.   Mine Safety Disclosures

                Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit         Description of Document

31.1*

Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
101**	Interactive Data Files pursuant to Rule 405 of Regulation S-T
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

                                                                          GATEWAY ENERGY CORPORATION

August 13, 2012	/s/ Frederick M. Pevow
(Date)	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)