Form 10-Q
period 2012-09-30
GATEWAY ENERGY CORP/NE
filed 2012-11-19
CIK 40194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 19, 2012, the registrant had 24,363,637 shares of its common stock outstanding.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Part  I - Financial Information

ITEM 1.     FINANCIAL STATEMENTS

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 125,590	$ 554,054
Accounts receivable trade	624,404	628,819
Prepaid expenses and other assets	208,411	160,931
Total current assets	958,405	1,343,804

Property and Equipment, at cost
Gas distribution, transmission and gathering	15,183,875	14,293,005
Office furniture and other equipment	173,687	163,422
	15,357,562	14,456,427
Less accumulated depreciation, depletion and amortization	(10,598,475)	(8,805,068)
	4,759,087	5,651,359

Other Assets
Deferred tax assets, net	-	3,932,734
Intangible assets, net of accumulated amortization of $2,000,600 and
$771,580 as of September 30, 2012 and December 31, 2011, respectively	-	1,229,020
Other	32,297	44,713
	32,297	5,206,467
Total assets	$ 5,749,789	$ 12,201,630

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 451,720	$ 466,210
Accrued expenses and other liabilities	42,148	125,257
Notes payable - insurance	104,695	33,915
Asset retirement obligations	588,180	330,926
Current maturities of long-term debt	2,725,149	441,496
Total current liabilities	3,911,892	1,397,804

Asset retirement obligations	788,672	705,627
Long term debt, net of current maturities	-	1,833,504
Other	-	200,000
Total liabilities	4,700,564	4,136,935

Commitments and contingencies

Stockholders' Equity
Preferred stock, $1.00 par value, 10,000 shares authorized,
no shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value, 150,000,000 shares authorized,
23,915,389 and 23,674,602 shares issued and outstanding at
September 30, 2012 and December 31, 2011, respectively	239,154	236,746
Additional paid-in capital	23,159,385	23,094,908
Accumulated deficit	(22,349,314)	(15,266,959)
Total stockholders' equity	1,049,225	8,064,695
Total liabilities and stockholders' equity	$ 5,749,789	$ 12,201,630

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Operating revenues
Sales of natural gas	$ 909,891	$ 1,298,490	$ 2,662,074	$ 3,885,192
Transportation of natural gas and liquids	366,051	403,149	1,170,274	1,245,087
Reimbursables	129,941	96,935	422,780	312,560
	1,405,883	1,798,574	4,255,128	5,442,839

Operating costs and expenses
Cost of natural gas purchased	751,556	1,125,535	2,166,324	3,343,310
Operation and maintenance	92,998	100,666	281,627	294,236
Reimbursable costs	129,941	101,800	422,780	312,560
General and administrative	310,023	329,544	1,024,373	1,072,202
Acquisition costs	35,617	19,490	53,605	67,357
Asset retirement obligation accretion	25,819	-	76,474	-
Asset impairments	3,075,803	3,365,168	3,075,803	3,365,168
Depreciation and amortization	131,244	163,431	389,318	501,497
	4,553,001	5,205,634	7,490,304	8,956,330

Operating loss	(3,147,118)	(3,407,060)	(3,235,176)	(3,513,491)

Other income (expense)
Interest expense, net	(45,321)	(43,679)	(129,675)	(127,660)
Other income, net	248,351	4,439	235,629	(305)
Other income (expense), net	203,030	(39,240)	105,954	(127,965)

Loss before income taxes	(2,944,088)	(3,446,300)	(3,129,222)	(3,641,456)
Income tax benefit (expense)	(4,008,653)	1,167,675	(3,953,133)	1,225,878
Net loss	$ (6,952,741)	$(2,278,625)	$ (7,082,355)	$ (2,415,578)

Basic and diluted loss per share	$ (0.29)	$ (0.10)	$ (0.30)	$ (0.10)

Weighted average number of basic and
diluted common shares outstanding	23,859,802	23,577,840	23,744,643	23,513,538

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	September 30,
	2012	2011

Cash flows from operating activities
Net loss	$ (7,082,355)	$ (2,415,578)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	389,318	501,497
Asset impairments	3,075,803	3,365,168
Asset retirement obligation accretion	76,474	-
Deferred taxes	3,932,734	(1,243,651)
Stock based compensation expense, net of forfeitures	66,885	56,514
Gain on sale of assets	(49,688)	-
Amortization of deferred loan costs	13,290	15,172
Net change in operating assets and liabilities, resulting
from changes in:
Accounts receivable trade	4,415	(374)
Prepaid expenses, deposits and other assets	108,712	330,775
Accounts payable	(14,491)	(47,588)
Accrued expenses and other liabilities	(283,109)	42,297
Net cash provided by operating activities	237,988	604,232

Cash flows from investing activities:
Capital expenditures	(30,316)	(58,179)
Acquisitions	(1,000,000)	(50,000)
Net cash used in investing activities	(1,030,316)	(108,179)

Cash flows from financing activities:
Proceeds from borrowings	750,000	-
Payments on borrowings	(377,386)	(104,316)
Deferred financing costs	(8,750)	-
Net cash provided by (used in) financing activities	363,864	(104,316)

Net increase (decrease) in cash and cash equivalents	(428,464)	391,737
Cash and cash equivalents at beginning of period	554,054	238,547
Cash and cash equivalents at end of period	$ 125,590	$ 630,284

Supplemental disclosures of cash flow information
Cash paid for interest	$ 116,329	$ 119,005
Cash paid for taxes	$ 28,000	$ 34,437

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

 (2)  Summary of Significant Accounting Policies and Estimates

Basis of Presentation

                The Company has prepared the accompanying unaudited consolidated condensed financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of Regulation S-K.  These financial statements should be read together with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.  Certain information and footnote disclosures normally included in financial statements prepared in accordance U.S. GAAP have been condensed or omitted.  The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of the entire year.  Certain reclassifications have been made to the prior period financial statements to conform to the current period’s presentation.

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

SEPTEMBER 30, 2012

(Unaudited)

Principles of Consolidation

The Company consolidates the financial statements of its majority-owned and wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s significant estimates include depreciation of long-lived assets, estimates and timing of asset retirement obligations, amortization of deferred loan costs, deferred tax valuation allowance, valuation of assumed liabilities, intangible asset lives, impairment and valuation of the fair value of our long-lived assets, purchase price allocations and valuation of stock based transactions.  Actual results could differ from those estimates.

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

                During the three months ended September 30, 2012, two companies, ETC Marketing, Ltd and Hydrocarbon Exchange Corp. supplied 54.4% and 45.6%, respectively, of the Company’s total natural gas purchases.  During the nine months ended September 30, 2012, three companies, ETC Marketing, Ltd., Hydrocarbon Exchange Corp. and Cokinos Energy Corporation supplied 54.1%, 34.6% and 11.3%, respectively, of the Company’s total natural gas purchases.

                Due to the nature of the Company’s operations and location of its gas distribution, transmission and gathering systems, the Company is subject to concentration of its sources of revenue from a few significant customers.  Revenues from customers representing 10% or more of total revenue for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Dart Container Corporation	40.4%	44.7%	39.5%	45.1%
Owens Corning	24.7%	24.3%	23.9%	23.3%
McMoran Exploration	12.8%	2.6%	12.3%	2.2%

The loss of the Company’s contract with Dart Container Corporation or either of its contracts with Owens Corning could have a material adverse effect on its business, results of operations and financial condition.  The Company’s revenue from McMoran Exploration is primarily comprised of reimbursement of expenses incurred on behalf of McMoran Exploration and will fluctuate with the level of expenses incurred.  The Company’s accounts receivable are not collateralized.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Since June 30, 2012, several of the Company’s offshore and onshore assets have been negatively affected by the loss of future revenues as customers have chosen to delay or abandon natural gas production due to depressed natural gas prices.  Based on those events and current natural gas market conditions, management performed an impairment review of its capitalized costs on these systems as of September 30, 2012, including their future abandonment costs and associated intangible assets, in accordance with ASC Topic 360.

To determine the fair value of these assets, the Company estimated the future cash flows from these systems based on the likelihood of various outcomes using a probability weighted approach.  As a result, it was determined that impairments totaling $3,075,803 were required.  These impairments were apportioned as $1,930,584 to the carrying value of the Company’s property and equipment and $1,145,219 to the carrying value of the Company’s intangible assets.

ASC Topic 820, “Fair Value Measurements” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  The impairments noted above were based on Level 3, unobservable inputs, including conversations with the Company’s customers concerning future plans for the fields supporting the Company’s gathering systems, the Company’s estimates of the cost to abandon the systems, the Company’s discounted cash flow analysis and other management estimates.

Management expects that the Company’s future depreciation expense will decrease by approximately $165,000, on an annual basis, as a result of the aforementioned impairment.

Asset Retirement Obligations

 The Company recognizes asset retirement obligations associated with the retirement of tangible long-lived assets that result from their acquisition, construction, development and operation, when laws or regulations require the Company to pay for their abandonment, in accordance with the ASC Topic 410, “Asset Retirement and Environmental Obligations”.  The Company records the fair value of an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying value of the related long-lived asset.  The obligation is subsequently allocated to expense using a systematic and rational method.  The Company has recorded an asset retirement obligation to reflect its legal obligations related to future abandonment of its pipelines and gas gathering systems, even though the timing and realized allocation of the cost between the Company and its customers may be subject to change. The Company estimates the expected cash flows associated with the legal obligation and discounts the amount using a credit-adjusted, risk-free interest rate.  At least annually, the Company reassesses the obligation to determine whether a change in the estimated obligation is necessary.  The Company also evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed.  Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), the Company will accordingly update its assessment.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

The following table describes changes to the Company’s asset retirement obligation liability during the nine months ended September 30, 2012:

Asset retirement obligation, beginning of period	$1,036,553
Asset retirement obligation accretion	76,474
Revisions in estimated liabilities	320,381
Liabilities sold	(49,687)
Liabilities settled	(6,869)
Asset retirement obligation, end of period	1,176,852
Less current portion	(588,180)
Asset retirement obligation, long term	$ 788,672

Earnings per Share

Basic earnings per share is computed by dividing net earnings or net loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  During the three and nine months ended September 30, 2012 and 2011, all potentially dilutive common shares arising from outstanding stock options and restricted stock have been excluded from diluted earnings per share as their effects were anti-dilutive.

(3)	Business Combinations

                Acquisition of Commerce Pipeline

On February 29, 2012, Gateway Commerce LLC, a wholly owned subsidiary of the Company, purchased a natural gas pipeline from Commerce Pipeline, L.P. (“Commerce”).  The acquisition was made as part of the Company’s strategy to expand its unregulated natural gas distribution activities.  The pipeline is located in Commerce, Texas and delivers natural gas into an aluminum smelting plant owned by Hydro Aluminum Metal Products North America.  The pipeline and related assets were acquired pursuant to an Asset Sales Agreement (the “Agreement”), dated February 29, 2012, between Gateway Commerce LLC and Commerce.  Pursuant to the Agreement and subject to the terms contained therein, Gateway Commerce LLC agreed to acquire from Commerce the pipeline and related assets for $1,000,000 in cash.  The Agreement contained representations, warranties and indemnities that are customary for transactions of this type.  The Company financed the $1,000,000 purchase price through a combination of cash-on-hand and borrowings under its credit facility.  The transaction was accounted for in accordance with ASC Topic 805 “Business Combinations” and recorded to its gas distribution, transmission and gathering property and equipment account.  During the nine months ended September 30, 2012, the Company incurred $53,605 in acquisition costs related to legal fees and due diligence expenses associated with this transaction.  During the three months ended September 30, 2012, the Company realized revenue of $45,856 and operating margin of $42,415, and during the nine months ended September 30, 2012, the Company realized revenue of $106,997 and operating margin of $101,632, from the activity associated with its Commerce pipeline.

(4) Asset Disposition

On July 31, 2012, the Company sold its Bolivar pipeline to Duma Energy Corporation (“Duma”), the operator of the field in which the Bolivar pipeline is located.  In connection with the sale, the Company received $1.00 and Duma assumed certain post-closing liabilities, including the future abandonment obligation of the pipeline. As of June 30, 2012, the Company carried an asset retirement obligation of $49,310 on its balance sheet with respect to the Bolivar pipeline.  The Company realized an operating loss of $45,540 during the nine months ended September 30, 2012, with respect to the Bolivar pipeline.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

(5) Stock-Based Compensation Plans

                The Company’s 2007 Equity Incentive Plan (“2007 Plan”) provides for stock-based compensation for officers, employees and non-employee directors.  The 2007 Plan was approved by shareholders during May 2007 and makes available 2,000,000 shares for award.

During the three and nine months ended September 30, 2012, the Company issued 166,667 shares of restricted stock to one of its non-employee directors.  During the nine months ended September 30, 2012, the Company had 20,000 stock options which expired unexercised.  As of September 30, 2012, 622,249 shares of the Company’s common stock were issuable under outstanding stock option grants under the 2007 Plan (which is in addition to 20,000 shares issuable under outstanding stock option grants under the Company’s former 1998 Stock Option Plans).  The Company also has 448,248 shares of unvested restricted stock outstanding under the 2007 Plan.  As of September 30, 2012, there are 444,967 shares available for issuance under future grants of awards under the 2007 Plan.

Compensation expense related to stock options and restricted stock was $31,746 and $66,885 for the three and nine months ended September 30, 2012, respectively, as compared to compensation expense of $31,781 and $56,514 for the three and nine months ended September 30, 2011, respectively.  We view all awards of stock-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the fair value of the award over the requisite service period.

Compensation expense related solely to stock options was $4,915 and $15,271 for the three and nine months ended September 30, 2012, respectively.  The Company had no forfeitures of unvested options during either the three or nine months ended September 30, 2012.  This compares to $4,474 in compensation expense for the three months ended September 30, 2011.  There were no forfeiture adjustments during the three months ended September 30, 2011.  During the nine months ended September 30, 2011, the Company recognized $10,713 and $(2,364) in compensation expense and forfeiture adjustments, respectively.  At September 30, 2012, there was $23,308 of total unrecognized compensation expense related to unvested stock option awards which is expected to be recognized over a remaining weighted-average period of approximately two years.

The following table represents stock option activity for the nine months ended September 30, 2012:

		Weighted	Weighted
		Average	Average	Intrinsic Value
		Exercise	Contractual	of Options as of
	Shares	Price	Terms	September 30, 2012
			(Years)

Options outstanding, beginning of period	662,249	$ 0.28	3.51
Options granted	-	-	-
Options cancelled	(20,000)	$ 0.45	-
Options exercised	-	-	-
Options outstanding, end of period	642,249	$ 0.28	3.27	$ -
Options exercisable, end of period	326,657	$ 0.31	3.02	$ -

The market value of the Company’s common stock, as quoted on the OTCBB, on September 27, 2012, the last trading day of the Company’s third quarter, was $0.07 per share.

Compensation expense for restricted stock is recognized on a straight-line basis over the vesting period.  We recognized $26,831 and $27,307 in compensation expense related to restricted stock grants during the three months ended September 30, 2012 and 2011, respectively, and $51,614 and $48,165 in compensation expense related to restricted stock grants during the nine months ended September 30, 2012 and 2011, respectively.  Compensation expense related to restricted stock grants is based upon the market value of the shares on the date of the grant.  As of September 30, 2012, unrecognized compensation cost related to restricted stock awards was $55,182, which is expected to be recognized over the remaining weighted average period of approximately two years.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

                The following table represents restricted stock activity for the nine months ended September 30, 2012:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested, beginning of period	522,368	$ 0.24
Granted	166,667	$ 0.05
Vested	(240,787)	$ 0.25
Forfeited	-	-
Non-vested, end of period	448,248	$ 0.16

(6) Debt

Trade Notes Payable

During 2010, the Company executed premium finance agreements for our insurance premiums.  The total original principal amount of the notes issued in connection with these agreements was $428,367 with an interest rate of 4.95%.  The notes required monthly principal and interest payments.  The amount of the monthly payment varied depending on any changes in coverage and policy renewal periods.  The Company repaid the balance due on these notes during the nine months ended September 30, 2012.

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

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

•         The Company is required to pay a principal and interest payment of $58,000 per month under the Term Note; and

•         The Term Note has a maturity date of June 30, 2013.

As of September 30, 2012, there was a $2,725,149 outstanding balance on the facility.  At September 30, 2012, the Company was not in compliance with the current ratio covenant of the Loan Agreement.  The Company has not received a waiver of this non-compliance.  However, the Company is in active discussions with Meridian to amend its covenants and principal amortization requirements, but there are no assurances that such amendments will be obtained.

(7) Income Taxes

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

At September 30, 2012, as a result of the Company’s historical and ongoing operating losses, the Company determined that it would not, using the criteria set forth in ASC Topic 740, “Income Taxes”, be able to realize the value of its recorded deferred tax asset and, therefore, recorded a valuation allowance against the carrying value of said asset and a charge to income tax expense.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

(8) Subsequent Event

On October 11, 2012, the Company’s Board of Directors formed two special committees consisting solely of independent directors.

The first special committee consists of David F. Huff, who was appointed as the chairman of the special committee, John O. Niemann, Jr. and John A. Raasch (the “First Special Committee”).  The First Special Committee is empowered to consider a proposal from the Company’s President and Chief Executive Officer, Frederick M. Pevow, Jr., for a sale of certain of the Company’s assets to Mr. Pevow (the “Asset Sale”).  Mr. Pevow has proposed the Asset Sale in order to enable the Company to retire substantially all of its bank indebtedness with Meridian Bank (“Meridian”).  As of September 30, 2012, the Company was not in compliance with certain financial covenants contained in its loan agreement with Meridian.  The Asset Sale would be part of a prospective agreement with Meridian to amend its covenants and principal amortization requirements.

The second special committee consists of John A. Raasch and Perin Greg deGeurin (the “Second Special Committee”).  The Second Special Committee was formed to explore and evaluate alternatives available to reduce the cost burdens of being a publicly traded company, including whether to terminate its registration under the Securities Exchange Act of 1934, and to evaluate other alternatives, including conversion into a limited liability company, which would provide the Company with greater access to capital in order to meet its present and future business needs.

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

                Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reporting of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Note 2 to our audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011, provides a summary of our significant accounting policies, which are all in accordance with U.S. GAAP.  Certain of our accounting policies are critical to understanding our Consolidated Financial Statements because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s significant estimates include depreciation of long-lived assets, estimates and timing of asset retirement obligations, amortization of deferred loan costs, deferred tax valuation allowance, valuation of assumed liabilities, intangible asset lives, impairment and valuation of the fair value of our long-lived assets, purchase price allocations and valuation of stock based transactions.  Actual results could differ from those estimates.

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

The Henry Hub monthly, INSIDE FERC price for natural gas (as quoted in the Platts Gas Daily Price Guide) during the three months ended September 30, 2012, averaged $2.80 per MMBtu, as compared to $4.20 per MMBtu for the three months ended September 30, 2011, and for the nine months ended September 30, 2012, averaged $2.58 per MMBtu, as compared to $4.21 per MMBtu for the nine months ended September 30, 2011.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Operating revenues
Sales of natural gas	$ 909,891	$1,298,490	$ 2,662,074	$ 3,885,192
Transportation of natural gas and liquids	366,051	403,149	1,170,274	1,245,087
Reimbursables	129,941	96,935	422,780	312,560
	1,405,883	1,798,574	4,255,128	5,442,839

Operating costs and expenses
Cost of natural gas purchased	751,556	1,125,535	2,166,324	3,343,310
Operation and maintenance	92,998	100,666	281,627	294,236
Reimbursable costs	129,941	101,800	422,780	312,560
General and administrative	310,023	329,544	1,024,373	1,072,202
Acquisition costs	35,617	19,490	53,605	67,357
Asset retirement obligation accretion	25,819	-	76,474	-
Asset impairments	3,075,803	3,365,168	3,075,803	3,365,168
Depreciation and amortization	131,244	163,431	389,318	501,497
	4,553,001	5,205,634	7,490,304	8,956,330

Operating loss	(3,147,118)	(3,407,060)	(3,235,176)	(3,513,491)

Other income (expense)
Interest expense, net	(45,321)	(43,679)	(129,675)	(127,660)
Other income, net	248,351	4,439	235,629	(305)
Other income (expense), net	203,030	(39,240)	105,954	(127,965)

Loss before income taxes	(2,944,088)	(3,446,300)	(3,129,222)	(3,641,456)
Income tax benefit (expense)	(4,008,653)	1,167,675	(3,953,133)	1,225,878
Net loss	$ (6,952,741)	$ (2,278,625)	$ (7,082,355)	$ (2,415,578)

                Revenues

Our total revenues declined $392,691, or 21.8%, during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, and declined $1,187,711, or 21.8% during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

Revenues from sales of gas on our Waxahachie distribution system decreased $388,599 and $1,223,118 for the three and the nine months ended September 30, 2012, respectively, as compared to the same periods of 2011, predominantly attributable to significantly lower gas prices.  The Company realized an average price of $3.43 per MMBtu for the third quarter of 2012, as compared to $4.86 per MMBtu for the third quarter of 2011, and $3.23 per MMBtu for the first nine months of 2012, as compared to $4.81 per MMBtu for the first nine months of 2011.  Our sales volumes were essentially unchanged between the periods, as we realized 2,880 MMBtu per day in the third quarter of 2012 as compared to 2,903 MMBtu per day in the third quarter of 2011.  For the first nine months of 2012, we averaged 3,010 MMBtu per day as compared to 2,958 MMBtu per day in 2011.  The decrease in revenues due to lower gas prices from our Waxahachie system was largely offset by reductions in the cost of purchased gas, as volumes are bought and sold pursuant to “back-to-back” contracts based on monthly price indices.

Our transportation revenues decreased by $37,098 for the three months ended September 30, 2012, as compared to the same period in 2011.  This decrease was primarily attributable to decreases of $127,954 in transportation revenues attributable to lower production on, and abandonment of, natural gas wells connected to our gathering systems.  However, partially offsetting these declines were $90,856 of revenue contributions from our newly acquired Delmar and Commerce pipelines.  Our transportation revenues decreased by $74,813 for the nine months ended September 30, 2012, as compared to the same period in 2011.  This decrease was primarily attributable to decreases of $316,810 in transportation revenues attributable to production declines on natural gas wells connected to our gathering systems.  However, partially offsetting these declines were $241,997 of revenue contributions from our newly acquired Delmar and Commerce pipelines.  Our Delmar pipeline delivers natural gas to a plant owned by Owens Corning in Delmar, New York and our Commerce pipeline, located in Commerce, Texas, delivers natural gas into an aluminum smelting plant owned by Hydro Aluminum Metal Products North America.

Revenues from reimbursable costs increased by $33,006 and $110,220 during the three and nine months ended September 30, 2012, respectively, as compared to same period in 2011.  This increase is attributable to increased operating costs which, pursuant to particular contractual arrangements, are reimbursed by our customers.  These revenues will fluctuate as the related expenses increase or decrease.

We believe that transportation revenues from our gathering systems will continue to decrease through the end of 2012 but may stabilize or even increase beginning in early 2013 due to drilling and workover activities planned by our customers, in particular those connected to our East Cameron Block 338 pipeline system.  There are no assurances that such planned drilling and workover activities will ever contribute to revenues, as they are dependent on oil and gas prices, drilling rig availability and dry hole risk, among other factors.

Operating Margin

We define operating margin as fee revenues from the transportation of natural gas, plus revenues from the reimbursement of reimbursable costs, plus revenues from the sale of natural gas, net of the cost of purchased gas, less operating and maintenance expenses and reimbursable costs generated by our pipeline systems.  Operating margin was $431,388 for the three months ended September 30, 2012, which was a decline from the $470,573 we recognized during the same period in 2011.  For the nine months ended September 30, 2012, our operating margin totaled $1,384,397, as compared to $1,492,733 for 2011.

Unregulated Distribution Systems

Operating margin contribution from our distribution systems was $277,396 during the three months ended September 30, 2012, a $77,195 increase compared to the $200,201 contribution during the same period in 2011.  Our newly acquired Delmar and Commerce pipelines contributed $33,580 and $42,415 of operating margin, respectively, during the three months ended September 30, 2012.  Our Tyson pipeline systems contributed $59,883 to operating margin during the three months ended September 30, 2012, an increase of $13,798 from the same period in 2011.  Finally, our Waxahachie distribution system contributed $141,518 to operating margin during the three months ended September 30, 2012, a decrease of $12,598 compared to the same period in 2011.

Operating margin contribution from our distribution systems was $838,716 during the nine months ended September 30, 2012, a $183,341 increase compared to the $655,375 contribution during the same period in 2011.  Our newly acquired Delmar and Commerce pipelines contributed $96,103 and $101,632 of operating margin, respectively, during the nine months ended September 30, 2012.  Our Tyson pipeline systems contributed $198,482 to operating margin during the nine months ended September 30, 2012, an increase of $30,971 from the same period in 2011.  Finally, our Waxahachie distribution system contributed $443,132 to operating margin during the nine months ended September 30, 2012, a decrease of $45,365 compared to the same period in 2011.

We expect operating margin from our distribution systems to increase in 2012 compared to 2011, as a result of our ownership of the Delmar pipeline for the entire year and the ownership of our newly acquired Commerce pipeline for the period beginning March 1, 2012.

Gathering Systems

Operating margin contribution from our gathering systems was $153,992 during the three months ended September 30, 2012 a $116,380, or 43.0%, decrease compared to the $270,372 contribution during the same period in 2011.  Operating margin contribution from our gathering systems was $545,681 for the nine months ended September 30, 2012, a $291,677, or 34.8%, decrease compared to the $837,358 contribution during the same period in 2011.

Our Gulf of Mexico gathering systems, formerly our largest grouping of gathering systems, contributed $77,317 to operating margin during the three months ended September 30, 2012, a $92,737 decrease compared to the same period in 2011.  Of the 12 natural gas transportation contracts which generated revenue for the Gulf of Mexico gathering systems during the three months ended September 30, 2011, eight had been terminated as of October 31, 2012 due to lack of natural gas production.

We expect the operating margin contribution from our Gulf of Mexico gathering systems to continue to decline due to the loss of two platforms connected to our pipelines during August 2012 and October 2012, respectively, both of which are included in the eight terminations referenced above.

                General and Administrative Costs

General and administrative expenses were $310,023 for the three months ended September 30, 2012, which represented a decrease of $19,521, from the $329,544 in such expenses we recognized during the same period of 2011.  This decrease was primarily attributable to lower employee compensation costs due to outsourcing and lower professional fees.

General and administrative expenses were $1,024,373 for the nine months ended September 30, 2012, which represented a decrease of $47,829, from the $1,072,202 in such expenses we recognized during the same period of 2011.  This decrease was primarily attributable to lower employee compensation costs partially offset by higher professional fees between the two periods.

We expect general and administrative expenses during 2012 to continue to be comparable to those realized in 2011, as we continue to manage our overall level of fixed costs.

                Acquisition Costs

We incurred acquisition related costs of $35,617 and $53,605 during the three and nine months ended September 30, 2012, respectively, related to the acquisition of our Commerce pipeline completed on February 29, 2012.   During the three and nine months ended September 30, 2011, we incurred $19,490 and $67,357, respectively, of acquisition related costs related to the acquisition of our Delmar pipeline system.

Asset Retirement Obligation Accretion

During 2011, we established an estimated asset retirement obligation of $1,013,279, on a discounted basis, with respect to our offshore Gulf of Mexico gathering systems.  During the three months ended September 30, 2012, we increased this estimate by $320,381 based upon updated cost and timing information.  This liability is being accreted to our total undiscounted estimated liability over future periods until the date of such abandonment.  During the three and nine months ended September 30, 2012, we recognized $25,819 and $76,474 of such accretion expense, respectively.

Asset Impairments

Since June 30, 2012, several of our offshore and onshore assets have been negatively affected by the loss of future revenues as customers have chosen to delay or abandon natural gas production due to depressed natural gas prices.  Based on those events and current natural gas market conditions, we performed an impairment review of our capitalized costs on these systems as of September 30, 2012, including their future abandonment costs and associated intangible assets, in accordance with ASC Topic 360, “Property, Plant and Equipment”.

To determine the fair value of these assets, we estimated the future cash flows from these systems based on the likelihood of various outcomes using a probability weighted approach.  As a result, it was determined that impairments totaling $3,075,803 were required during the three and nine months ended September 30, 2012.  These impairments were apportioned as $1,930,584 to the carrying value of our property and equipment and $1,145,219 to the carrying value of our intangible assets.

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

To determine the fair value of these assets, we estimated the future cash flows from these systems based on the likelihood of various outcomes using a probability weighted approach.  As a result, it was determined that impairments totaling $3,365,168 were required during the three and nine months ended September 30, 2011. These impairments were apportioned as $3,236,156 to the carrying value of our property and equipment and $129,012 to the carrying value of our intangible assets.

Depreciation and Amortization

During the three months ended September 30, 2012, our depreciation and amortization expense decreased $32,187, to $131,244, as compared to $163,431 for the same period during 2011.  During the nine months ended September 30, 2012, our depreciation and amortization expense decreased $112,179, to $389,318, as compared to $501,497 for the same period during 2011.  These decreases were primarily as a result of a lower average depreciable balance attributable to the asset impairments recorded in 2011.

Interest Expense, net

Our interest expense, net, was comparable between the three and nine months ended September 30, 2012 and 2011, as we had similar average borrowings outstanding during the periods.

Other, Net

Our other income for the three and nine months ended September 30, 2012, consisted primarily of the reversal of a $200,000 accrued liability for repair of alleged damage to an offshore pipeline system nearby one of our systems.  We determined, in the course of our third quarter review of our accumulated abandonment obligation, that should any such repair be necessary we can make such repair as part of our abandonment process.

Income Tax Expense

At September 30, 2012, as a result of our historical and ongoing operating losses, we determined that the Company would not, using the criteria set forth in ASC Topic 740, “Income Taxes” be able to realize the value of its recorded deferred tax asset and, therefore, we recorded a valuation allowance against the carrying value of said asset and a charge to income tax expense.

Liquidity and Capital Resources

We are actively exploring our capital needs to allow us to fund a combination of debt service and asset retirement obligations.  Any new capital may take several forms.  There is no guarantee that we will be able to raise outside capital.

               We had available cash of $125,590 at September 30, 2012. In addition, as of September 30, 2012, the Company had current debt obligations of $2,725,149 and asset retirement obligations of $588,180.  Based on our current cash position and our projected cash flows from operations, we will not have the ability to repay our existing debt obligations, committed capital expenditures and asset retirement obligations unless we are able to obtain additional financing or raise cash through other means, such as asset sales.  If we are unsuccessful in those efforts, the Company may be unable to continue its operations.

Net cash provided by operating activities totaled $237,988 for the nine months ended September 30, 2012, as compared to $604,232 for the nine months ended September 30, 2011.  This decrease was primarily attributable to our having recognized, in the nine months ended September 30, 2011, the return of a $250,000 natural gas purchase security deposit.

We used $1,030,316 of cash in investing activities during the nine months ended September 30, 2012, primarily attributable to our acquisition of the Commerce pipeline. The Company’s 2011 investing activities consisted primarily of equipment purchases and $50,000 incurred in the acquisition of the Company’s Delmar pipeline system.

We were provided $363,864 of net cash from financing activities during the nine months ended September 30, 2012, primarily attributable to borrowings on our credit facility to acquire the Commerce pipeline, partially offset by required repayments of indebtedness.  During the nine months ended September 30, 2011, we used $104,316 of cash in financing activities to repay indebtedness.

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

•         We are required to pay a principal and interest payment of $58,000 per month under the Term Note; and

•         The Term Note has a maturity date of June 30, 2013.

  At September 30, 2012, we were not in compliance with the current ratio covenant of the Loan Agreement.  At September 30, 2012, we were not in compliance with the current ratio covenant of the Loan Agreement.  We have not received a waiver of this non-compliance.  However, we are in active discussions with Meridian to amend our covenants and principal amortization requirements, but there are no assurances that such amendments will be obtained.

                Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at September 30, 2012.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating Margin	$ 431,388	$ 470,573	$ 1,384,397	$ 1,492,733
Less:
General and administrative expenses	310,023	329,544	1,024,373	1,072,202
Acquisition costs	35,617	19,490	53,605	67,357
Asset retirement obligation accretion	25,819	-	76,474	-
Asset impairments	3,075,803	3,365,168	3,075,803	3,365,168
Depreciation and amortization	131,244	163,431	389,318	501,497
Interest expense, net	45,321	43,679	129,675	127,660
Other income (expense), net	(248,351)	(4,439)	(235,629)	305
Income tax benefit (expense)	(4,008,653)	1,167,675	(3,953,133)	1,225,878
Net loss	$ (6,952,741)	$ (2,278,625)	$ (7,082,355)	$ (2,415,578)

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

                As of September 30, 2012, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

                There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2012, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1.   Legal Proceedings

                None

Item 1A.  Risk Factors

                There are no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

                  If the Company is unable to obtain additional financing or raise cash through other means, such as asset sales, it may be unable to meet its debt obligations and near term cash requirements.

                 As of September 30, 2012, the Company had available cash of $125,590.  However, as of such date, the Company had current debt obligations of $2,725,149 and asset retirement obligations of $588,180.  Based on our current cash position and our projected cash flows from operations, we will not have the ability to repay our existing debt obligations, committed capital expenditures and asset retirement obligations unless we are able to obtain additional financing or raise cash through other means, such as asset sales.  In addition, as of September 30, 2012, the Company was not in compliance with the current ratio covenant of its Loan Agreement with Meridian Bank.  Although the Company is in active discussions with Meridian Bank to amend the covenants contained in the Loan Agreement and the principal amortization requirements, there can be no assurances that such amendments will be obtained.  In addition, there can be no assurance that the Company will be able to obtain additional financing or successfully complete asset sales to raise additional cash.  If the Company is unable to amend its Loan Agreement or obtain additional cash through additional financing or asset sales, it may be unable to continue its operations.

Item 3.	Defaults Upon Senior Securities

  At September 30, 2012, the Company was not in compliance with the current ratio covenant of the Loan Agreement.  The Company has not received a waiver of this non-compliance.  However, the Company is in active discussions with Meridian to amend its covenants and principal amortization requirements, but there are no assurances that such amendments will be obtained.

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

                                                                          GATEWAY ENERGY CORPORATION

November19, 2012	/s/ Frederick M. Pevow
(Date)	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)