Form 10-K
period 2012-12-31
GATEWAY ENERGY CORP/NE
filed 2013-04-08
CIK 40194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes              No          X

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,885,989.

The number of shares outstanding of the registrant’s common stock, $0.01 par value as of March 29, 2013 was 30,613,637.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into the indicated parts of this Annual Report on Form 10-K to the extent specified in such parts:

Part III of this Annual Report on Form 10-K incorporates by reference information in the Proxy Statement for the 2013 Annual Meeting of Stockholders of Gateway Energy Corporation.

i

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

“Bbl” refers to barrel of liquid hydrocarbons of approximately 42 U.S. gallons

“Btu” refers to British thermal unit, a common measure of the energy content of natural gas

“Mcf” refers to thousand cubic feet of natural gas

“MMBtu” refers to one million British thermal units

ii

FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K and other reports and proxy statements filed with the Securities and Exchange Commission, communications to shareholders, press releases and oral statements made by representatives of Gateway Energy Corporation contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance, and our future operations.  In some cases, you can identify these forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipates,” “believes,” “expects,” “plans,” “future,” “intends,” “could,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements are only our predictions.  These statements include, among other things, statements regarding future revenues and operating margins from our gathering and distribution systems, future general and administrative costs and future financings. Actual results could differ materially from those projected in such forward-looking statements as a result of the risk factors set forth below in the section entitled “Factors Affecting Future Results” and elsewhere in this document.  Therefore, we cannot guarantee future results, levels of activities, performance, or achievements.  We are under no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

At September 30, 2012, as a result of our historical and ongoing operating losses, we determined that we would not, using the criteria set forth in Financial Accounting Standards Board Accounting Standards Codification Topic 740, “Income Taxes”, be able to realize the value of our then recorded deferred tax asset and, therefore, recorded a valuation allowance against the carrying value of said asset and a charge to income tax expense.

On March 5, 2013, our audit committee of our board of directors concluded that we erred by not reflecting this charge against our 2011 results of operations and restating our prior year financial statements.  Accordingly, on March 5, 2013, the audit committee of our board of directors determined that our consolidated financial statements for the year ended December 31, 2011 and the quarterly periods ended March 31, 2012, June 30, 2012 and September 30, 2012 should no longer be relied upon.

By way of background, at December 31, 2011, we had a carrying value of $3,949,819 with respect to our deferred tax asset (of which, $17,085 was included within prepaid expenses and other current assets).  As of the date of those financial statements, we mistakenly concluded that sufficient positive evidence existed at such time to conclude that it was more likely than not that this deferred tax asset would be realized.  This conclusion was based on management’s review, at the time, of internal projections, as well as a consideration of our cost reduction activities over the preceding several years, the acquisitions completed and contemplated at the time and access to capital on a basis accretive to net income.

To address the foregoing matter, we have restated our financial statements for the fiscal year ended December 31, 2011 and for the quarterly periods ended March 31, June 30 and September 30, 2012, herein.  See Note 3, Restatement of Previously Issued Financial Statements in our Notes to Consolidated Financial Statements contained within Part II, Item 8, Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

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

Description of Business

Gateway is engaged in the midstream energy business.  We own and operate natural gas distribution, gathering and transmission pipeline systems located onshore in the continental United States and offshore in federal and state waters of the Gulf of Mexico.  For the year ended December 31, 2012, all of our revenue was generated under contracts with either fee-based rates or back-to-back purchases and sales based on the same published monthly index price, of which all are renewed on an annual basis or on a long-term basis.

Business Growth Strategy

Our primary business objective is to achieve profitable and sustainable growth in the midstream energy business. We intend to achieve this objective by executing the following business strategies:

•         Expanding our unregulated natural gas distribution activities. We seek to increase the stability of our cash flow by expanding our natural gas distribution activities.  Since October 2010, we have added six new pipelines to our core Waxahachie system (four of which we subsequently sold effective February 7, 2013), all of which serve industrial end users of natural gas pursuant to long-term, fixed fee or fee-based contracts. We intend to expand and diversify the scope of our energy distribution activities by adding new industrial plants, power plants, and municipal utilities as customers.

•         Minimizing commodity price exposure. Where possible, we intend to continue to pursue fixed fee, fee-based service agreements or back-to-back purchase and sale contracts, which allow us to minimize significant direct commodity price exposure.

•         Emphasizing long-term contracts. Where possible, we intend to continue to structure long-term contracts in order to increase our cash flow horizon.  Our current contracts related to our natural gas distribution and transmission activities are all renewed on an annual basis or on a long-term basis.  Our current contracts related to our natural gas gathering activities are all “life of lease”.  When evaluating acquisitions or the construction of new pipelines, we will consider the length of the prospective contract when determining whether or not to proceed.

•         Pursuing strategic acquisitions. We intend to continue pursuing strategic acquisitions of midstream assets and companies that would diversify and extend our geographic, customer and business profile and provide visible organic growth opportunities for us.  Since October 2010, we have acquired six pipelines (four of which we subsequently sold effective February 7, 2013) in three separate transactions.

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

•         Reducing general and administrative expenses. Our goal is to become a low-cost provider of midstream energy services and to leverage our fixed costs.  We reduced general and administrative expenses from $1,583,226 incurred in the year ended December 31, 2010, to $1,329,884 incurred in the year ended December 31, 2012, a reduction of $253,342 or 16%.  We have accomplished this by reducing investor relations costs, legal costs and salaries and benefits costs (by outsourcing operating and financial staff).  We will continue to review ways to reduce general and administrative expenses without sacrificing our ability to support and grow our operations.

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

•         We reduced general and administrative expenses from $2,353,287 for the 2009 calendar year, the first full calendar year prior to the appointment of the new management team and board of directors, to $1,329,884 for the 2012 calendar year, a savings of over $1.0 million per year.

•         On October 18, 2010, we acquired four pipelines from Laser Pipeline Company, L.P. (“Laser”) for $1,100,000 in cash.  The four pipelines are located in Guadalupe and Shelby Counties, Texas, Miller County, Arkansas and Pettis County, Missouri (the “Tyson Pipeline Systems”).  The pipelines deliver natural gas on an exclusive basis to plants owned by Tyson Foods, Inc. (“Tyson”) pursuant to long-term, fee-based contracts with Tyson.  We financed the purchase price through a combination of cash on hand and bank debt.  We subsequently sold this system on February 7, 2013.

•         On November 23, 2010, we completed a private placement of 4,028,000 shares of common stock at a sale price of $0.25 per share for total gross proceeds of $1,007,000.  We used $1,000,000 of the proceeds to partially repay indebtedness then outstanding under the credit facility with Meridian Bank.  Our officers and directors purchased 728,000 shares of common stock in the private placement.

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

•         On October 11, 2012, our board of directors formed two special committees consisting solely of independent directors.

The first special committee consisted of David F. Huff, who was appointed as the chairman of the special committee, John O. Niemann, Jr. and John A. Raasch, all of whom are independent directors (the “First Special Committee”).  The First Special Committee was empowered to consider a proposal from our President, Chief Executive Officer and Director, Frederick M. Pevow, Jr., for a sale of certain of our assets to Mr. Pevow, which led to the sale of our Tyson Pipeline Systems to a company controlled by Mr. Pevow in February 2013 (the “Asset Sale”).

The second special committee consisted of, initially, John A. Raasch and Perin Greg deGeurin, two of our independent directors.  Subsequently, on February 19, 2013, Mr. William H. Bauch was appointed to the Company’s board of directors and to the special committee (the “Second Special Committee”).  The Second Special Committee was formed to explore and evaluate alternatives available to reduce the cost burdens of being a publicly traded company, including whether to terminate our registration under the Securities Exchange Act of 1934, and to evaluate other alternatives, including conversion into a limited liability company or limited partnership, which would provide us with greater access to capital in order to meet our present and future business needs.

•         On February 7, 2013, we closed the following series of transactions:

-          We sold 6,250,000 shares of our common stock, constituting 20.4% of our issued and outstanding common stock, at a sale price of $0.04 per common share, for an aggregate purchase price of $250,000 to GreyCap Energy LLC (“GreyCap”).  Pursuant to the subscription agreement entered into in connection with such sale, we agreed to appoint a GreyCap nominee to our board of directors.

-          We sold our Tyson Pipeline Systems to FMP Holdings, LLC (the “Buyer”) for $1,100,000.  All of the issued and outstanding capital stock of the Buyer is owned by Frederick M. Pevow, our President, Chief Executive Officer and Director.  Additionally, Mr. Pevow is the acting President of the Buyer.

-          In connection with the sale of our Tyson Pipeline Systems, we entered into a fifth amendment to the Loan Agreement (the “Fifth Amendment”) with Meridian Bank.

Pursuant to the Fifth Amendment, the following amendments were made to the Loan Agreement:

Collateral.  In addition to certain existing collateral securing obligations under the note, we assigned a deposit account in the amount of $450,000 to Meridian Bank pursuant to an Assignment of Deposit Account dated as of January 30, 2013.  The purpose of the deposit account is to fund the planned abandonment of certain pipelines located in the Gulf of Mexico during the first and second quarter of 2013.

Guarantors.  Gateway Delmar LLC was required to execute and deliver an unlimited guaranty in favor of Meridian Bank and became one of the “Guarantors” under the Loan Agreement.

Financial Covenant.  The Fifth Amendment requires that we maintain a debt to tangible net worth ratio less than or equal to 3.5 to 1.0 as of the end of the each fiscal quarter, a debt service coverage ratio greater than 1.5 to 1.0 and a current ratio of 1.25 to 1.0.

Fees.  In connection with the Fifth Amendment, we paid Meridian Bank an amendment fee of $3,750.

In connection with entering the Fifth Amendment, we also entered into an Amendment to Term Promissory Note effective as of January 30, 2013 (the “Amended Term Note”).  The outstanding balance of the Amended Term Note was $1,732,674, and has a maturity date of June 30, 2013.  Principal on the Amended Term Note is due and payable in equal monthly installments of $10,000, plus all accrued interest, with a maturity date of June 30, 2013.

Major Customers and Suppliers

During the year ended December 31, 2012, three companies, ETC Marketing, Ltd, Hydrocarbon Exchange Corp. and Cokinos Energy Corporation supplied 53.5%, 38.3% and 8.2%, respectively, of our total natural gas purchases.  During the year ended December 31, 2011, three companies, Cokinos Energy Corporation, ETC Marketing, Ltd., and Shell Energy North America supplied 35.3%, 32.4% and 32.3%, respectively, of our total natural gas purchases.  Gross sales to customers representing 10% or more of total revenue for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012	2011

Dart Container Corporation	43.0%	47.3%
Owens Corning	25.4%	23.4%
McMoran Exploration	12.8%	2.9%

The loss of our contracts with Dart Container Corporation, McMoran Exploration or Owens Corning could have a material adverse effect on our business, results of operations and financial condition.

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

 We believe we have obtained, and are in substantial compliance with, all necessary and material permits, and that our operations are in substantial compliance with applicable material governmental regulations. The cost of complying with these regulations has not historically been material.

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

Air Emissions

Our operations are subject to the federal Clean Air Act (“Clean Air Act’), its implementing regulations, and analogous state laws and regulations.  We believe that the operations of our pipelines are in substantial compliance with such statutes and regulations.

On December 15, 2009, the EPA published its final findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  These findings allow the EPA to adopt and implement regulations that would restrict emissions of greenhouse gases (“GHG”) under existing provisions of the federal Clean Air Act.  Accordingly, the EPA has adopted regulations that require a reduction in emissions of GHGs from motor vehicles and trigger permit review for GHG emissions from certain stationary sources with larger GHG emissions.  In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States beginning in 2011 for emissions occurring in 2010.  On November 8, 2010, the EPA finalized regulations to expand the existing GHG monitoring and reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and gas processing, transmission, storage, and distribution facilities.  Reporting of GHG emissions from such facilities began in 2012 for emissions occurring in 2011, and is required on an annual basis.  The EPA’s rules relating to emissions of GHGs from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent EPA or state environmental agencies from implementing the rules.  Further, Congress has considered, and almost one-half of the states have adopted, legislation that seeks to control or reduce emissions of GHGs from a wide range of sources.

The EPA’s new regulations for the monitoring, reporting, record keeping and permitting of GHG emissions from stationary sources contain lengthy, complex provisions that may result in the imposition over the next several years of certain pollution control requirements with respect to GHG emissions from the operations of our pipelines.   Depending on the nature of those requirements and any additional requirements that may be imposed by state and local regulatory authorities, we may be required to incur capital and operating expenditures over the next several years for GHG emission and other air pollution control equipment in connection with maintaining or obtaining operating permits and approvals and addressing other air emission−related issues.   At this time, we do not operate compressor stations which are regulated under the Clean Air Act, although we may in the future.  We are unable to fully estimate the effect on earnings or operations or the amount and timing of such required capital expenditures; however, we do not believe that we will be materially adversely affected by any such requirements.

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

Climate Change

                Studies have suggested that emissions of certain GHGs, may be contributing to warming of the Earth’s atmosphere. Methane, a primary component of natural gas, and carbon dioxide, which is naturally occurring and also a byproduct of the burning of natural gas, are examples of greenhouse gases.  Although the U.S. Congress has previously considered legislation to reduce the emission of GHGs, it is not possible at this time to predict what action, if any, the might be taken in regard to GHG legislation.

                As discussed above under “—Air Emissions,” the U.S. EPA adopted new regulations under the Clean Air Act that took effect in early 2011 and that establish requirements for the monitoring, reporting, record keeping and permitting of GHG emissions from stationary sources. These regulations include the reporting of GHG emissions in the United States from specified larger GHG emission sources.  Our operations at this time do not include compressor stations and gas processing plants, which emit various types of GHGs, primarily methane and carbon dioxide, although if we do operate such stations or plants in the future, such legislation or regulation would increase our costs related to operating and maintaining our facilities, may require us to install new emission controls on our facilities, and likely would require us to obtain allowances for our GHG emissions under a “cap and trade” program, pay taxes related to our GHG emissions and administer and manage a GHG emissions reduction and reporting program.

                The operations of our customers could also be negatively impacted by more recently proposed GHG legislation or new regulations resulting in increased operating or compliance costs.  Some of the proposed federal and state “cap and trade” legislation would require businesses that emit GHGs to buy emission credits or allowances from the government, other businesses, or through an auction process.  In addition, our customers could be required to purchase allowances for their GHG emissions.  While it is not possible at this time to predict the likelihood or final form of “cap and trade” legislation, any new federal or state restrictions on GHG emissions could result in material increased compliance costs, additional operating restrictions and an increase in the cost of raw materials and products produced by our customers.

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

Employees

As of December 31, 2012, we had three employees, all of which are full time employees.

ITEM 1A.  RISK FACTORS.

This item is not applicable for smaller reporting companies such as Gateway.  However, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Future Results or the Value of Our Common Stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

This item is not applicable for smaller reporting companies such as Gateway.

ITEM 2.  PROPERTIES.

Onshore Pipeline Systems

As of December 31, 2012, we owned the following active onshore pipeline systems in the continental United States (note that the Tyson Pipeline Systems were subsequently sold on February 7, 2013, to a company owned by our chief executive officer):

•      Waxahachie Pipeline System: a 2 to 6-inch diameter, fourteen-mile delivery system that transports natural gas for sale to industrial users in Waxahachie, Ellis County, Texas.

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

Offshore Pipeline Systems

Gateway Offshore Pipeline Company owns eight pipelines that service producers in federal waters of the Gulf of Mexico and Galveston Bay.  These systems and related facilities are in waters up to 400 feet in depth and provide us the capability to gather and transport gas and liquid hydrocarbons to various markets.  Our offshore systems consist of approximately 108 miles of four inch to 16-inch diameter pipelines and related equipment which transport the natural gas and liquid hydrocarbons primarily under fee-based contracts.

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

Quarter Ended	High	Low
March 31, 2012	$0.19	$0.11
June 30, 2012	0.19	0.07
September 30, 2012	0.10	0.05
December 31, 2012	0.07	0.02

Quarter Ended	High	Low
March 31, 2011	$0.39	$0.20
June 30, 2011	0.32	0.11
September 30, 2011	0.24	0.12
December 31, 2011	0.24	0.07

 Holders

As of  March 29, 2013, there were approximately 642 holders of record of our common stock.

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

Accounting Standards Updates

None of the Accounting Standards Updates (ASU) that we adopted and that became effective January 1, 2012, had a material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, which increases disclosures about offsetting assets and liabilities.  New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under U.S. GAAP and International Financial Reporting Standards (IFRS) related to the offsetting of financial instruments.  The existing U.S. GAAP guidance allowing balance sheet offsetting, including industry-specific guidance, remains unchanged.  ASU No. 2013-01, released in January 2013, offers clarification on the scope of ASU No. 2011-11 as it applies to derivatives accounted for in accordance with Topic 815.  The guidance in ASU No. 2011-11 and No. 2013-01 is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The disclosures should be applied retrospectively for all prior periods presented.  We do not expect the adoption of this amendment to impact our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, which requires preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). The ASU also requires companies to report changes in AOCI balances.  The guidance in ASU No. 2013-02 is effective for annual and interim periods beginning after December 15, 2012.  We do not expect the adoption of this amendment to impact our consolidated financial statements.

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

Our pipeline systems include distribution systems, which transport natural gas from large diameter, long distance pipelines (trunklines) to end users, and gathering systems, which transport natural gas and liquids from oil and gas wells to trunklines.  Our distribution systems consist of the Waxahachie Pipeline System, the Delmar Pipeline and the Commerce Pipeline.  Our gathering systems consist of the Hickory Creek Pipeline System, the Madisonville Pipeline and miscellaneous pipeline systems located in federal and state waters of the Gulf of Mexico.  During 2011 and 2012 we also had contribution from the Tyson Pipeline Systems, which were subsequently sold in February 2013.

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

The Henry Hub closing monthly index price for natural gas during the year ended December 31, 2012, averaged $2.79 per MMBtu, compared to $4.04 for the same period of the prior year.  In the accompanying financial statements, our revenues from sales of natural gas, along with the cost of natural gas purchased, decreased proportionately from prior year levels.  Because we buy and sell gas under back-to-back contracts that are priced at the beginning of the month, based upon established gas indices to minimize commodity price risk, our net operating margin is relatively insensitive to fluctuations in the market price of gas.

Restatement of Previously Issued Financial Statements

At September 30, 2012, as a result of our historical and ongoing operating losses, we determined that we would not, using the criteria set forth in ASC Topic 740, “Income Taxes”, be able to realize the value of our then recorded deferred tax asset and, therefore, recorded a valuation allowance against the carrying value of said asset and a charge to income tax expense.

On March 5, 2013, our audit committee of the Board of Directors concluded that we erred by not reflecting this charge against our 2011 results of operations and decided to restate our prior year financial statements.  Accordingly, on March 5, 2013, our audit committee of the Board of Directors determined that our consolidated financial statements for the year ended December 31, 2011 and the quarterly periods ended March 31, 2012, June 30, 2012 and September 30, 2012 should no longer be relied upon.

By way of background, at December 31, 2011, we had a carrying value of $3,949,819 with respect to our deferred tax asset (of which, $17,085 was included within prepaid expenses and other current assets).  As of the date of those financial statements, we mistakenly concluded that sufficient positive evidence existed at such time to conclude that it was more likely than not that this deferred tax asset would be realized.  To address the foregoing error, we have restated our financial statements for the fiscal year ended December 31, 2011, and for the quarterly periods ended March 31, June 30 and September 30, 2012, in this annual report on Form 10-K for the year ended December 31, 2012 (see Note 3, Restatement of Previously Issued Financial Statements in the Notes to Consolidated Financial Statements included herein).

The impact of this restatement on our 2011 audited financial statements is a $17,085 decrease in prepaid expenses and other current assets, a $3,932,734 decrease in deferred tax assets, net and a $3,949,819 decrease in total assets, a $3,949,819 increase in accumulated deficit and a $3,949,819 decrease in total stockholders’ equity and a $3,949,819 increase in income tax expense and a $3,949,819 decrease in net income for the year ended December 31, 2011.  Our net loss per share for the year ended December 31, 2011, increased from ($0.10) to ($0.27).

The impact of this restatement on our first quarter 2012 unaudited financial statements is a $3,999,791 decrease in deferred tax assets, net and total assets, a $3,999,791 increase in accumulated deficit and a $3,999,791 decrease in total stockholders’ equity and a $49,972 increase in income tax expense and a $49,972 decrease in net income for the three months ended March 31, 2012.  Our net loss per share for the three months ended March 31, 2012, increased from ($0.00) to ($0.01).

The impact of this restatement on our second quarter 2012 unaudited financial statements is a $4,016,054 decrease in deferred tax assets, net and total assets, a $4,016,054 increase in accumulated deficit and a $4,016,054 decrease in total stockholders’ equity and a $16,263 increase in income tax expense and a $16,263 decrease in net income for the three months ended June 30, 2012 and a $66,235 increase in income tax expense and a $66,235 decrease in net income for the six months ended June 30, 2012.  There was no impact on our net loss per share for either the three or six months ended June 30, 2012.

The impact of this restatement on our third quarter 2012 unaudited financial statements is a $4,016,054 decrease in income tax expense and a $4,016,054 increase in net income for the three months ended September 30, 2012 and a $3,949,819 decrease in income tax expense and a $3,949,819 increase in net income for the nine months ended September 30, 2012.  Our net loss per share decreased from ($0.29) to ($0.12) for the three months ended September 30, 2012, and from ($0.30) to ($0.13) for the nine months ended September 30, 2012.  There was no impact on our consolidated balance sheet as of September 30, 2012.

The aforementioned restatements had no impact on our reported cash flows from operating activities, investing activities, or financing activities within our consolidated statement of cash flows for either the year ended December 31, 2011, or the three, six or nine month periods ended March 31, 2012, June 30, 2012 or September 30, 2012, or on any other component of our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2011, or the three, six or nine month periods ended March 31, 2012, June 30, 2012 or September 30, 2012.

Results of Operations for the Years Ended December 31, 2012 and 2011 (Restated)

	For the Year Ended December 31,
	2012	2011
		Restated
Operating revenues
Sales of natural gas	$3,747,180	$4,995,134
Transportation of natural gas and liquids	1,239,612	1,363,629
Reimbursables	548,952	417,465
	5,535,744	6,776,228

Operating costs and expenses
Cost of natural gas purchased	3,049,572	4,287,794
Operation and maintenance	329,606	338,304
Reimbursable costs	548,952	417,465
General and administrative	1,329,884	1,364,046
Acquisition costs	65,488	84,323
Asset impairments	3,075,803	3,365,168
Depreciation and amortization	421,063	572,738
Asset retirement obligation accretion	105,040	24,436
	8,925,408	10,454,274

Operating loss	(3,389,664)	(3,678,046)

Other income (expense)
Interest expense, net	(184,650)	(164,503)
Other, net	189,314	(20,948)
Other income (expense), net	4,664	(185,451)
Loss from continuing operations
before income taxes and discontinued operations	(3,385,000)	(3,863,497)
Income tax expense	(8,996)	(2,712,875)
Loss from continuing operations	(3,393,996)	(6,576,372)

Income from discontinued operations, net of taxes	209,360	178,394

Net loss	$(3,184,636)	$(6,397,978)

Revenues

Our total revenues declined $1,240,484, or 18.3%, during the sales year ended December 31, 2012, as compared to the year ended December 31, 2011.

Revenues from sales of gas on our Waxahachie distribution system decreased $1,247,954, or 25%, during the year ended December 31, 2012, as compared to 2011, predominantly attributable to significantly lower gas prices.  We realized an average price of $3.41 per MMBtu for 2012, as compared to $4.66 per MMBtu for 2011.  Our sales volumes were essentially unchanged between the periods, as we realized 3,014 MMBtu per day during 2012 as compared to 2,928 MMBtu per day in 2011.  The decrease in revenues due to lower gas prices from our Waxahachie system was largely offset by reductions in the cost of purchased gas, as volumes are bought and sold pursuant to “back-to-back” contracts based on monthly price indices.

Our transportation revenues decreased by $124,017, or 9.1%, during the year ended December 31, 2012, as compared to 2011.  This decrease was primarily attributable to decreases of $408,929 in transportation revenues attributable to lower production on, and abandonment of, natural gas wells connected to our gathering systems.  However, partially offsetting these declines were $284,912 of increased revenue contributions from our newly acquired Delmar and Commerce pipelines.

Revenues from reimbursable costs increased by $131,487 year ended December 31, 2012, as compared to 2011.  This increase is attributable to increased operating costs which, pursuant to particular contractual arrangements, are reimbursed by our customers.  These revenues will fluctuate as the related expenses increase or decrease.

We believe that transportation revenues from our gathering systems will continue to decrease through the first half of 2013 but may stabilize or even increase beginning in late 2013 due to drilling and workover activities planned by our customers, in particular those connected to our Hickory Creek pipeline system.  There are no assurances that such planned drilling and workover activities will ever contribute to revenues, as they are dependent on oil and gas prices, drilling rig availability and dry hole risk, among other factors.

Operating Margin

We define operating margin as fee revenues from the transportation of natural gas, plus revenues from the reimbursement of reimbursable costs, plus revenues from the sale of natural gas, net of the cost of purchased gas, less operating and maintenance expenses and reimbursable costs generated by our pipeline systems.  Operating margin was $1,607,614 for the year ended December 31, 2012, which was a decline of $125,051 from the $1,732,665 we recognized during 2011.

Unregulated Distribution Systems

Operating margin contribution from our distribution systems was $901,113 during the year ended December 31, 2012, a $234,923 increase compared to the $666,190 contribution during 2011.  Our newly acquired Delmar and Commerce pipelines contributed $128,879 and $143,447 of operating margin, respectively, during 2012, as compared to $27,558 from our Delmar system only in 2011.  Our Waxahachie distribution system contributed $628,787 to operating margin during 2012, a decrease of $9,845 compared to the $638,632 realized in 2011.

We expect our 2013 operating margin from our distribution systems to decline by as much as 25% in 2013, as compared to 2012, as a result of contract renewals at reduced volumes and lower prices than what we realized in 2012.

Gathering Systems

Operating margin contribution from our gathering systems was $706,501 during the year ended December 31, 2012, a $359,974, or 33.8%, decrease compared to the $1,066,475 contribution during 2011.

Our Gulf of Mexico gathering systems, formerly our largest grouping of gathering systems, contributed $290,462 to operating margin during the year ended December 31, 2012, a $265,265 decrease compared to $555,727 realized during 2011.  Of the 12 natural gas transportation contracts which generated revenue for the Gulf of Mexico gathering systems during the 2011, eight had been terminated as of December 31, 2012 due to lack of natural gas production.

Our Hickory Creek gathering system continued to decline in performance throughout 2012, generating $428,810 in operating margin during 2012, as compared to $511,543 in 2011, or a decline of $82,733.

Our 2013 expected operating margin contribution from our gathering systems is uncertain relative to the 2012 operating margin contribution from such systems. In order to maintain or increase operating margin contribution from our gathering systems, natural declines in volumes from existing wells connected to our systems will need to be offset by new volumes from drilling new wells or workovers of existing wells by our customers.  This activity is dependent on natural gas prices, among other factors.

General and Administrative Costs

General and administrative expenses totaled $1,329,884 for the year ended December 31, 2012, which represented a decrease of $34,162, from the $1,364,046 in such expenses we recognized during 2011.  This decrease was primarily attributable to lower employee compensation costs partially offset by higher professional fees between the two periods.

We expect general and administrative expenses during 2013 to be comparable to those realized in 2012, as we continue to manage our overall level of fixed costs.

                Acquisition Costs

We incurred acquisition related costs of $65,488 during the year ended December 31, 2012, related to the acquisition of our Commerce pipeline completed on February 29, 2012.  During the year ended December 31, 2011, we incurred $84,323 of acquisition related costs related to the acquisition of our Delmar pipeline system.

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

To determine the fair value of these assets, we estimated the future cash flows from these systems based on the likelihood of various outcomes using a probability weighted approach.  As a result, it was determined that impairments totaling $3,075,803 were required during year ended December 31, 2012.  These impairments were apportioned as $1,930,584 to the carrying value of our property and equipment and $1,145,219 to the carrying value of our intangible assets.

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

To determine the fair value of these assets, we estimated the future cash flows from these systems based on the likelihood of various outcomes using a probability weighted approach.  As a result, it was determined that impairments totaling $3,365,168 were required during the year ended December 31, 2011. These impairments were apportioned as $3,236,156 to the carrying value of our property and equipment and $129,012 to the carrying value of our intangible assets.

Depreciation and Amortization

During the year ended December 31, 2012, our depreciation and amortization expense decreased $151,675, to $421,063, as compared to $572,738 for 2011.  These decreases were primarily as a result of a lower average depreciable balance attributable to the asset impairments recorded in 2011 and 2012.

Asset Retirement Obligation Accretion

During 2011, we established an estimated asset retirement obligation of $1,013,279, on a discounted basis, with respect to our offshore Gulf of Mexico gathering systems.  During the year ended December 31, 2012, we increased this estimate by $320,381 based upon updated cost and timing information.  This liability is being accreted to our total undiscounted estimated liability over future periods until the date of such abandonment.

During the years ended December 31, 2012 and 2011, we recognized $105,040 and $24,436 of such accretion expense, respectively.

Interest Expense, net

Our interest expense, net, was increased $20,147 during the year ended December 31, 2012, to $184,650 as compared to $164,503 for 2011, primarily as a result of having higher average borrowings outstanding during the periods due to the increased borrowings made in the acquisition of our Commerce pipeline system.

Other, Net

Our other income for the year ended December 31, 2012, consisted primarily of the reversal of a $200,000 accrued liability for repair of alleged damage to an offshore pipeline system nearby one of our systems.  We determined, in the course of our third quarter review of our accumulated abandonment obligation, that should any such repair be necessary we can make such repair as part of our abandonment process.

Income Tax Expense

Our income tax expense for the year ended December 31, 2012, consists solely of accrued Texas franchise taxes payable based on our Texas activity during 2012.

As noted previously, we have restated our income tax expense for the year ended December 31, 2011, to reflect the establishment of a valuation allowance for the full carrying value of our deferred tax asset at December 31, 2011, incurring a charge of $3,949,819 at that date (including accrued income tax benefits during 2011).  Our income tax expense, for the year ended December 31, 2011, therefore consisted of a charge of $2,689,480 associated with the carrying value of our deferred tax asset at December 31, 2010, and an accrual of Texas franchise taxes payable of $23,395 based on our Texas activity during 2011.

Income from Discontinued Operations, net of taxes

As noted previously, on December 12, 2012, we entered into an asset sales agreement pursuant to which we agreed to sell our Tyson Pipeline Systems,  which were acquired October 18, 2010.  During the year ended December 31, 2012, these assets generated revenue of $314,434 and incurred operation and maintenance expenses of $47,730, depreciation of $50,802 and other expense of $6,542, resulting in net income from discontinued operations of $209,360.

.

During the year ended December 31, 2011, these assets generated revenue of $297,759 and incurred operation and maintenance expenses of $69,041 and depreciation of $50,324, resulting in net income from discontinued operations of $178,394.

The sale transaction closed on February 7, 2013.  As a result, we don’t expect material contributions from, or expenditures on, these assets during 2013.

Liquidity and Capital Resources

Net cash provided by continuing operations operating activities totaled $128,799 for the year ended December 31, 2012, as compared to $648,439 for the year ended December 31, 2011.  This decrease was in part attributable to our having recognized, in 2011, the return of a $250,000 natural gas purchase security deposit, with the balance attributable to changes in working capital between the two periods.

We used $1,033,066 of cash in continuing operations investing activities during the year ended December 31, 2012, primarily attributable to our acquisition of the Commerce pipeline. The Company’s 2011 continuing operations investing activities consisted primarily of equipment purchases and $50,000 incurred in the acquisition of the Company’s Delmar pipeline system.

We were provided $147,473 of net cash from continuing operations financing activities during the year ended December 31, 2012, primarily attributable to borrowings on our credit facility to acquire the Commerce pipeline, partially offset by required repayments of indebtedness.  During the year ended December 31, 2011, we used $452,306 of cash in continuing operations financing activities to repay indebtedness.

During the years ended December 31, 2012 and 2011, we were provided $236,371 and $232,015 of cash from discontinued operations, respectively.  We do not expect material cash contribution from operating these activities during 2013.

We had available cash of $33,631 at December 31, 2012.  In addition, as of December 31, 2012, the Company had current debt obligations of $2,557,674 and current asset retirement obligations of $595,534.  Based on our cash position and our projected cash flows from operations as of December 31, 2012, we will not have the ability to repay our existing debt obligations, committed capital expenditures and asset retirement obligations unless we are able to obtain additional financing or raise cash through other means, such as asset sales.  If we are unsuccessful in those efforts, the Company may be unable to continue its operations.

We are actively exploring sources of capital to allow us to fund a combination of debt service and asset retirement obligations and to accelerate the implementation of our growth strategy.  Any new capital may take several forms.  There is no guarantee that we will be able to raise outside capital.

In this regard, during the fourth quarter of 2012, we entered into an asset sales agreement with FMP Holdings, LLC (the “Buyer”), pursuant to which we agreed to sell our Tyson Pipeline Systems,  which were acquired October 18, 2010, to the Buyer for $1,100,000.  All of the issued and outstanding capital stock of the Buyer is owned by Frederick M. Pevow, our President, Chief Executive Officer and Director.  Additionally, Mr. Pevow is the acting President of the Buyer.  On February 7, 2013, we closed this transaction.

Furthermore, on February 7, 2013, we entered into a subscription agreement, pursuant to which GreyCap Energy LLC agreed to acquire 6,250,000 shares of our common stock, constituting 20.4% of our issued and outstanding common stock, at a sale price of $0.04 per common share, for an aggregate purchase price of $250,000.

With the net proceeds of these two transactions, we reduced our borrowings under our Loan Agreement with Meridian Bank  by $825,000 and escrowed $450,000 with Meridian Bank to fund the planned abandonment of certain pipelines located in the Gulf of Mexico during the first and second quarter of 2013.

The balance of the net proceeds will be used for general corporate purposes.

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

•         We are required to pay a principal and interest payment of $58,000 per month under the Term Note; and

•         The Term Note has a maturity date of June 30, 2013.

  At December 31, 2012, we were not in compliance with the current ratio covenant of the Loan Agreement.  We did not receive a waiver of this non-compliance.

In connection with the sale of our Tyson Pipeline Systems, we entered into a fifth amendment to the Loan Agreement (the “Fifth Amendment”) with Meridian Bank.

Pursuant to the Fifth Amendment, the following amendments were made to the Loan Agreement:

Collateral.  In addition to certain existing collateral securing obligations under the note, we assigned a deposit account in the amount of $450,000 to Meridian Bank pursuant to an Assignment of Deposit Account dated as of January 30, 2013.  The purpose of the deposit account is to fund the planned abandonment of certain pipelines located in the Gulf of Mexico during the first and second quarter of 2013.

Guarantors.  Gateway Delmar LLC was required to execute and deliver an unlimited guaranty in favor of Meridian Bank and became one of the “Guarantors” under the Loan Agreement.

Financial Covenant.  The Fifth Amendment requires that we maintain a debt to tangible net worth ratio less than or equal to 3.5 to 1.0 as of the end of the each fiscal quarter, a debt service coverage ratio greater than 1.5 to 1.0 and a current ratio of 1.25 to 1.0.

Fees.  In connection with the Fifth Amendment, we paid Meridian Bank an amendment fee of $3,750.

In connection with entering the Fifth Amendment, we also entered into an Amendment to Term Promissory Note effective as of January 30, 2013 (the “Amended Term Note”).  The outstanding balance of the Amended Term Note was $1,732,674, and has a maturity date of June 30, 2013.  Principal on the Amended Term Note is due and payable in equal monthly installments of $10,000, plus all accrued interest, with a maturity date of June 30, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 31, 2012; however, see Note 10 to the consolidated financial statements regarding Commitments and Contingencies.

Non-GAAP Financial Measure

We evaluate our operations using operating margin, which we define as revenues less cost of purchased gas, operating and maintenance expenses and reimbursable costs.  Such amounts are before asset impairments, general and administrative expense, depreciation and amortization expense, interest income or expense, income taxes or income from discontinued operations.  Operating margin is not a GAAP measure but the components of operating margin are computed by using amounts that are determined in accordance with GAAP. A reconciliation of operating margin to net loss, which is its nearest comparable GAAP financial measure, is included in the table below:

	For the Year Ended December 31,
	2012	2011
		Restated

Operating Margin	$1,607,614	$1,732,665
Less:
General and administrative expenses	1,329,884	1,364,046
Acquisition costs	65,488	84,323
Asset impairments	3,075,803	3,365,168
Depreciation and amortization	421,063	572,738
Asset retirement obligation accretion	105,040	24,436
Interest expense, net	184,650	164,503
Income tax expense	8,996	2,712,875
Plus:
Other income (expense), net	189,314	(20,948)
Income from discontinued operations, net of taxes	209,360	178,394
Net loss	$(3,184,636)	$(6,397,978)

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

There are uncertainties associated with our exploration and evaluation of alternatives available to reduce the costs burdens of being a publicly traded company.

On October 11, 2012, our board of directors formed a special committee consisting of, initially, John A. Raasch and Perin Greg deGeurin, two of its independent directors.  Subsequently, on February 19, 2013, Mr. William H. Bauch was appointed to the Company’s board of directors and to the special committee.

The special committee was formed to explore and evaluate alternatives available to reduce the cost burdens of being a publicly traded company, including whether to terminate its registration under the Securities Exchange Act of 1934, and to evaluate other alternatives, including conversion into a limited liability company or limited partnership, which would provide the Company with greater access to capital in order to meet its present and future business needs.  We currently have no agreements or commitments to engage in any specific strategic transactions, and we cannot assure you that our exploration of strategic alternatives will result in any specific action or transaction. We also cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price.

We have substantial debt which could adversely affect our financial health and make us more vulnerable to adverse economic conditions.

As of March 29, 2013, we had $1,702,674 of indebtedness outstanding under our term loan (in addition to an outstanding letter of credit obligation of $137,500) with Meridian.  This level of debt could have important consequences, such as (i) limiting our ability to obtain additional financing to fund our working capital, capital expenditures, asset retirement obligation, debt service requirements or potential growth or for other purposes; (ii) limiting our ability to use operating cash flow in other areas of our business or to pay distributions because we must dedicate a substantial portion of these funds to make payments on our debt; (iii) placing us at a competitive disadvantage compared to competitors with less debt; and (iv) increasing our vulnerability to adverse economic and industry conditions.

Effective January 30, 2013, upon entering the Fifth Amendment to the Loan Agreement, the required mandatory principal payment under the term loan was reduced to $10,000, along with all accrued interest.

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

We have a history of operating losses.

We have incurred significant losses.  Our net losses were $3,184,636 and $6,397,978 for the years ended December 31, 2012 and 2011, respectively.  In addition, we expect another decrease in operating margin from our gathering systems for the full year 2013, as compared to 2012, and a net loss for 2013.   There are many factors influencing our operations that are beyond our control that may cause future losses, including declining production rates from existing oil and gas wells connected to our systems, decreased producer investment near our existing pipeline systems and natural gas purchase costs relative to index prices.  There can be no assurance that we will achieve or sustain profitability in the future.  Future losses could have a material adverse affect on our ability to fund future operations, as well as our results of operations and financial conditions.

Our acquisition strategy and construction projects require access to new capital.  Tightened capital markets or more expensive capital would impair our ability to grow.

During 2012, we operated our business at a loss.  Even though we were able to generate positive cash flow from operations, we will likely require external financing sources, including new bank borrowings and the issuance of equity securities, to fund our acquisition and growth capital expenditures.  However, to the extent we are unable to continue to finance growth externally, it will significantly impair our ability to grow.  We may need new capital to finance these activities.  Limitations on our access to capital will impair our ability to execute this strategy.  We recently have funded most of these activities with bank borrowings and repaid such debt through subsequent cash flow from operations and the issuance of equity. An inability to access the capital markets, particularly the equity markets, will impair our ability to execute this strategy and have a detrimental impact on our credit profile.

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

We depend on the continuing efforts of Frederick M. Pevow, Jr., our President, Chief Executive Officer and Director.  The departure of Mr. Pevow could have a significant negative effect on our business, operating results, financial condition and on our ability to compete effectively in the marketplace.  Our ability to hire, train and retain qualified personnel, including accounting, business operations, finance, and other key back-office personnel, will continue to be important and will become more challenging as we grow and if energy industry market conditions remain positive.  When general industry conditions are good, the competition for experienced operational and field technicians increases as other energy and manufacturing companies’ needs for the same personnel increases.  Our ability to grow and perhaps even to continue our current level of service to our current customers will be adversely impacted if we are unable to successfully hire, train and retain these important personnel.

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

The EPA is performing a study of the environmental impact of hydraulic fracturing, a process used by the U.S. oil and gas industry that involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas  and oil production in economic quantities.  Specifically, the EPA is reviewing the impact of hydraulic fracturing fluids, wastewater and stormwater on drinking water resources through the use of scenario evaluation, laboratory and case studies, and an analysis of existing data.  The results of this study, which is still ongoing, could result in additional regulations, which could lead to operational burdens similar to those described above. EPA also recently asserted regulatory authority over hydraulic fracturing involving diesel additives under the SDWA’s Underground Injection Control Program and is developing guidance for how permitting authorities should handle such activities. In addition, on October 21, 2011, EPA announced its intention to propose regulations by 2014 under the federal Clean Water Act to regulate wastewater discharges from hydraulic fracturing and other natural gas production.

Certain environmental and other groups have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and the U.S. Senate and House of Representatives have considered bills to repeal the current exclusion of certain hydraulic fracturing from the definition of “underground injection” in the Safe Drinking Water Act, created through passage of the federal Energy Policy Act of 2005,.  Many states have adopted regulations that require operators to disclose the chemical constituents in hydraulic fracturing fluids, including Texas, and most of them allow such disclosure through use of the FracFocus web site, which is operated jointly by the Interstate Oil & Gas Compact Commission and the Ground Water Protection Council.  The United States Department of the Interior has also announced its intention to propose a new rule regulating hydraulic fracturing activities on federal lands, including requirements for disclosure, well bore integrity and handling of flowback water. We cannot predict whether any additional federal, state or local laws or regulations will be enacted regarding hydraulic fracturing, and, if so, what actions any such laws or regulations would require or prohibit.  The adoption of any future federal or state laws or implementing regulations imposing additional reporting obligations on, or otherwise limiting, the hydraulic fracturing process could result in a decrease in our customers’ exploration and production activities, resulting in lower volumes of natural gas production, which could result in a decline in the demand for our services.

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

We rely on a limited number of customers for a significant portion of our sales volumes and sales revenue on our natural gas distribution pipelines.  These contracts have terms that range from an annual basis to multiple years.  As these contracts expire we will have to negotiate extension or renewals or replace the contracts on equally favorable terms with those of other customers, possibly requiring substantial capital expenditures to do so.  The loss of either of our contracts with Dart Container Corporation or Owens Corning when they expire could have a material adverse effect on our business, results of operations and financial condition, and possibly result in the need to abandon the associated pipelines.  The closure of or reduction of production in any of any of the industrial plants, including those owned by Hydro Aluminum, served by our natural gas distribution pipelines, for economic or other reasons, would have a similar negative impact.

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

Our operations are subject to stringent and complex federal, state and local environmental laws and regulations governing, among other things, air emissions, wastewater discharges; the use, management and disposal of hazardous and nonhazardous materials and wastes, and the cleanup of contamination.  Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, penalties, fines and other sanctions, including criminal liability, third party claims for personal injury or property damage, require investments to retrofit or upgrade our facilities and programs, or cause the curtailment of operations.  Certain environmental statutes, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) and comparable state laws, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released.

There is inherent risk of the incurrence of environmental costs and liabilities in our business due to the necessity of handling natural gas, air emissions, leaks and spills related to our operations, and historical industry operations and waste disposal practices.  For example, an accidental release from one of our pipelines or processing facilities could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for related violations of environmental laws or regulations.  Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary.  Although we maintain general liability and pollution liability insurance, these policies are subject to exceptions and coverage limits.  We maintain limited environmental liability insurance covering named locations and environmental risks associated with contract services for producing properties.  We could be materially and adversely affected by an enforcement proceeding or a claim that is not covered or is only partially covered by insurance.

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

There is a growing body of scientific opinion that human-caused emissions of greenhouse gases (GHGs) may be linked to climate change.  Climate change and the costs that may be associated with its impacts and the regulation of GHGs have the potential to affect our business in many ways.  The focus on GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if existing or future laws, regulations, treaties, or international agreements reduce the worldwide demand for oil and natural gas or otherwise result in reduced economic activity generally.  In addition, such laws, regulations, treaties, or international agreements could result in increased compliance costs, capital spending requirements, or additional operating restrictions, which may have a negative impact on our business.

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

We are authorized to issue 10,000 shares of preferred stock.  Our board of directors is authorized under our restated certificate of incorporation, as amended, to provide for the issuance of shares of preferred stock by resolution, and upon filing a certificate of designations under Delaware law, to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders.  Any shares of preferred stock so issued are likely to have priority over our common stock with respect to dividend and/or liquidation rights.  In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for us and thereby prevent stockholders from receiving the maximum value for their shares.  No preferred shares are issued and outstanding as of March 29, 2013.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See index to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, Gateway’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e)  under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective for the year ended December 31, 2012 such that the information relating to Gateway required to be disclosed in reports that it files or submits under the Exchange Act (1) was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on management's assessment and those criteria, management initially concluded internal controls over financial reporting were effective as of December 31, 2012.

However, during 2012, we determined we erred in not reflecting a required valuation allowance against our deferred tax asset, which was established in the third quarter of 2012, as of December 31, 2011.  Because of this accounting error, our management has determined that as of December 31, 2011, there was a material weakness in our internal controls over financial reporting as a result of our inability to properly record the valuation allowance with respect to our then reported deferred tax asset.  Because of this error, our President and Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer) have subsequently concluded that our internal control over financial reporting was not effective as of December 31, 2011.  In order to prevent this specific error from occurring in the future, we have implemented the following initiatives: (1) conduct thorough research on accounting rules on special transactions such as the valuation allowances with respect to deferred tax assets and (2) implement a qualitative review analysis of special transactions by the audit committee of our board of directors.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ending December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

 Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the 2013 Annual Meeting of Stockholders, under the captions “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS OF THE COMPANY” “GOVERNANCE OF THE COMPANY” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”.

ITEM 11.   EXECUTIVE COMPENSATION.

Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the 2013 Annual Meeting of Stockholders, under the caption “EXECUTIVE COMPENSATION.”

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the 2013 Annual Meeting of Stockholders, under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

Securities Authorized for Issuance Under Equity Compensation Plans

            The following information is presented as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders	642,249	$ 0.28	-

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the 2013 Annual Meeting of Stockholders, under the caption “CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH RELATED PERSONS” and “GOVERNANCE OF THE COMPANY”.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                Incorporated by reference to the Gateway Energy Corporation Proxy Statement for the 2013 Annual Meeting of Stockholders, under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

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

3.3 Bylaws, as amended March 24, 2010, incorporated by reference to Form 8-K filed on March 26, 2010.
3.4 Amendment to Restated Certificate of Incorporation dated June 1, 2011, incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 1, 2011.
4.1 Form of the Common Stock Certificate, incorporated by reference to Form 10-KSB for the year ended February 28, 1999.

4.2          Rights Agreement dated as of February 26, 2010, between Gateway Energy Corporation and American Stock Transfer and Trust Company, LLC, as Rights Agent, which includes as Exhibit A, the Summary of Rights to Purchase Preferred Stock,

               corporated by reference to Form 8-K filed on March 1, 2010.

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

33

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

10.20 Asset Sales Agreement between Gateway Pipeline USA Corporation and GEC Holding, LLC dated December 12, 2012., incorporated by reference to Form 8-K filed on December 13, 2012

10.21          Fifth Amendment to Loan Agreement, dated January 30, 2013, among Gateway Energy Corporation, Gateway Pipeline Company, Gateway Offshore Pipeline Company, Gateway Processing Company,

                   Gateway Energy Marketing Company, Gateway Pipeline USA Corporation, Gateway Commerce LLC, Gateway Delmar LLC and Meridian Bank Texas, incorporated by reference to Form 8-K filed on February 13, 2013.

10.22 Amendment to Term Promissory Note, dated January 30, 2013, between Gateway Energy Corporation and Meridian Bank Texas, incorporated by reference to Form 8-K filed on February 13, 2013.
10.23 Paydown Letter, dated January 30, 2013, between Gateway Energy Corporation and Meridian Bank Texas, incorporated by reference to Form 8-K filed on February 13, 2013.
10.24 Common Stock Subscription Agreement, dated February 7, 2013, between Gateway Energy Corporation and GreyCap Energy LLC, incorporated by reference to Form 8-K filed on February 13, 2013
21.1* Subsidiaries of the Registrant

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

34

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

Date:    April 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William H. Bauch	Director	April 8, 2013
William H. Bauch

/s/ Perin Greg deGeurin	Director	April 8,2013
Perin Greg deGeurin

/s/ David F. Huff	Director	April 8, 2013
David F. Huff

/s/ John O. Niemann, Jr.	Director	April 8,2013
John O. Niemann, Jr.

/s/ John A. Raasch	Director	April 8, 2013
John A. Raasch

/s/ Frederick M. Pevow, Jr. Frederick M. Pevow Jr.	President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 8, 2013

35

GATEWAY ENERGY CORPORATION

All financial schedules have been omitted as required information is either not applicable or has been included in the financial statements or notes to the financial statements.

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Gateway Energy Corporation

We have audited the accompanying consolidated balance sheets of Gateway Energy Corporation and Subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway Energy Corporation and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, the Company restated its previously issued consolidated financial statements for 2011 to correct a misstatement and recorded a valuation allowance against its deferred tax asset.

As discussed in Notes 1, 7 and 12, the Company's current credit facility is due June 30, 2013.  While the Company is engaged with its lender to extend its current credit facility, there is no guarantee that these discussions will produce an amendment satisfactory to all parties, in which case the Company will be required to raise cash through other means, such as assets sales or equity financing.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas

April 8, 2013

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
		Restated
ASSETS

Current Assets
Cash and cash equivalents	$33,631	$554,054
Accounts receivable trade	643,524	593,449
Prepaid expenses and other assets	137,085	139,651
Current assets of discontinued operations	64,698	39,565
Total current assets	878,938	1,326,719

Property and Equipment, at cost
Gas distribution, transmission and gathering	14,066,836	13,176,342
Office furniture and other equipment	174,254	163,422
	14,241,090	13,339,764
Less accumulated depreciation and amortization	(10,571,643)	(8,746,494)
	3,669,447	4,593,270

Other Assets
Intangible assets, net of accumulated amortization of $2,000,600 and $771,580 as of December 31, 2012 and 2011, respectively	-	1,229,020
Non-current assets of discontinued operations	1,007,287	1,058,089
Other	28,890	44,713
	1,036,177	2,331,822
Total assets	$5,584,562	$8,251,811

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$513,703	$452,439
Accrued expenses and other liabilities	20,344	124,904
Notes payable - insurance	60,277	33,915
Asset retirement obligations	595,534	330,926
Current maturities of long-term debt	2,557,674	441,496
Current liabilities of discontinued operations	15,466	14,124
Total current liabilities	3,762,998	1,397,804

Asset retirement obligations	807,326	705,627
Long term debt, net of current maturities	-	1,833,504
Other	-	200,000
Total liabilities	4,570,324	4,136,935

Commitments and contingencies

Stockholders' Equity
Preferred stock, $1.00 par value, 10,000 shares authorized,
no shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value, 150,000,000 shares authorized,
24,082,056 and 23,674,602 shares issued and outstanding at
December 31, 2012 and 2011, respectively	240,821	236,746
Additional paid-in capital	23,174,831	23,094,908
Accumulated deficit	(22,401,414)	(19,216,778)
Total stockholders' equity	1,014,238	4,114,876
Total liabilities and stockholders' equity	$5,584,562	$8,251,811

The accompaning notes are an integral part of these consolidated financial statements
F-3

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2012	2011
		Restated
Operating revenues
Sales of natural gas	$3,747,180	$4,995,134
Transportation of natural gas and liquids	1,239,612	1,363,629
Reimbursables	548,952	417,465
	5,535,744	6,776,228

Operating costs and expenses
Cost of natural gas purchased	3,049,572	4,287,794
Operation and maintenance	329,606	338,304
Reimbursable costs	548,952	417,465
General and administrative	1,329,884	1,364,046
Acquisition costs	65,488	84,323
Asset impairments	3,075,803	3,365,168
Depreciation and amortization	421,063	572,738
Asset retirement obligation accretion	105,040	24,436
	8,925,408	10,454,274

Operating loss	(3,389,664)	(3,678,046)

Other income (expense)
Interest expense, net	(184,650)	(164,503)
Other, net	189,314	(20,948)
Other income (expense), net	4,664	(185,451)
Loss from continuing operations
before income taxes and discontinued operations	(3,385,000)	(3,863,497)
Income tax expense	(8,996)	(2,712,875)
Loss from continuing operations	(3,393,996)	(6,576,372)

Income from discontinued operations, net of taxes	209,360	178,394

Net loss	$(3,184,636)	$(6,397,978)

Basic and diluted income (loss) per share:
Continuing operations	$(0.14)	$(0.28)
Discontinued operations	0.01	0.01
Net loss	$(0.13)	$(0.27)

Weighted average number of basic and
diluted common shares outstanding	23,821,715	23,554,135

The accompaning notes are an integral part of these consolidated financial statements
F-4

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012 and 2011

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
				Restated	Restated

Balance, December 31, 2010	23,480,853	$234,809	$23,023,150	$(12,818,800)	$10,439,159
Stock-based compensation expense	-	-	28,064	-	28,064
Reversal of stock-based compensation
due to forfeitures of non-vested awards	-	-	(3,197)	-	(3,197)
Issuance of common stock related to
vested restricted stock	193,749	1,937	46,891	-	48,828
Net loss	-	-	-	(6,397,978)	(6,397,978)
Balance, December 31, 2011, Restated	23,674,602	236,746	23,094,908	(19,216,778)	4,114,876
Stock-based compensation expense	-	-	16,772	-	16,772
Issuance of common stock related to
vested restricted stock	407,454	4,075	63,151	-	67,226
Net loss	-	-	-	(3,184,636)	(3,184,636)
Balance, December 31, 2012	24,082,056	$240,821	$23,174,831	$(22,401,414)	$1,014,238

The accompaning notes are an integral part of these consolidated financial statements
F-5

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011
		Restated
Cash flows from operating activities - continuing operations
Loss from continuing operations	$(3,393,996)	$(6,576,372)
Adjustments to reconcile loss from continuing operations
to net cash provided by operating activities:
Depreciation and amortization	421,063	572,738
Asset retirement obligation accretion	105,040	24,436
Asset impairments	3,075,803	3,365,168
Deferred tax expense	-	2,689,480
Stock based compensation expense, net of forfeitures	83,998	73,695
Amortization of deferred loan costs	18,211	15,172
Gain on sale of assets	(49,687)	-
Net change in operating assets and liabilities, resulting
from changes in:
Accounts receivable trade	(50,075)	155,970
Prepaid expenses, deposits and other assets	161,741	427,463
Accounts payable	61,261	(127,606)
Accrued expenses and other liabilities	(304,560)	28,295
Net cash provided by operating activities	128,799	648,439

Cash flows from investing activities - continuing operations
Capital expenditures	(33,066)	(62,641)
Acquisitions	(1,000,000)	(50,000)
Net cash used in investing activities	(1,033,066)	(112,641)

Cash flows from financing activities - continuing operations
Proceeds from borrowings	750,000	-
Payments on borrowings	(589,638)	(452,306)
Deferred financing costs	(12,889)	-
Net cash provided by (used in) financing activities	147,473	(452,306)

Net increase (decrease) in cash and cash equivalents
from continuing operations	(756,794)	83,492

Discontinued operations
Net cash provided by discontinued operations operating activity	236,371	248,678
Net cash used in discontinued operations investing activity	-	(16,663)
Net increase in cash and cash equivalents from discontinued operations	236,371	232,015

Cash and cash equivalents at beginning of period	554,054	238,547
Cash and cash equivalents at end of period	$33,631	$554,054

Supplemental disclosures of cash flow information
Cash paid for interest	$144,351	$162,749
Cash paid for taxes	$28,000	$36,307

The accompaning notes are an integral part of these consolidated financial statements
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

The Company had available cash of $33,631 at December 31, 2012.  In addition, as of December 31, 2012, the Company had current debt obligations of $2,557,674 and current asset retirement obligations of $595,534.  Based on the Company’s cash position and its projected cash flows from operations as of December 31, 2012, the Company will not have the ability to repay its existing debt obligations, committed capital expenditures and asset retirement obligations unless it is able to obtain additional financing or raise cash through other means, such as asset sales.  If the Company is unsuccessful in those efforts, the Company may be unable to continue its operations.

The Company is actively exploring potential sources of capital to allow it to fund a combination of debt service and asset retirement obligations and to accelerate the implementation of its growth strategy.  Any new capital may take several forms.  There is no guarantee that it will be able to raise outside capital.

In this regard, during the fourth quarter of 2012, the Company entered into an asset sales agreement with FMP Holdings, LLC (the “Buyer”), pursuant to which the Company agreed to sell its Tyson Pipeline Systems, which were acquired October 18, 2010, to the Buyer for $1,100,000.  All of the issued and outstanding capital stock of the Buyer is owned by Frederick M. Pevow, the Company's  President, Chief Executive Officer and Director.  Additionally, Mr. Pevow is the acting President of the Buyer.  On February 7, 2013, we closed this transaction.

Furthermore, on February 7, 2013, the Company entered into a subscription agreement, pursuant to which GreyCap Energy LLC agreed to acquire 6,250,000 shares of the common stock, constituting 20.4% of our issued and outstanding common stock, at a sale price of $0.04 per common share, for an aggregate purchase price of $250,000.

With the net proceeds of these two transactions, the Company reduced its borrowings under the Company's Loan Agreement with Meridian Bank by $825,000 and escrowed $450,000 with Meridian Bank to fund the planned abandonment of certain pipelines located in the Gulf of Mexico during the first and second quarter of 2013.

The balance of the net proceeds will be used for general corporate purposes.

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications

Certain reclassifications have been made to the December 31, 2011 financial statements to conform to the current period presentation.  These reclassifications had no effect on the total assets, liabilities, stockholders’ equity or net loss for the year ended December 31, 2011.

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

During the year ended December 31, 2012, three companies, ETC Marketing, Ltd, Hydrocarbon Exchange Corp. and Cokinos Energy Corporation supplied 53.5%, 38.3% and 8.2%, respectively, of the Company’s total natural gas purchases.  During the year ended December 31, 2011, three companies, Cokinos Energy Corporation, ETC Marketing, Ltd., and Shell Energy North America supplied 35.3%, 32.4% and 32.3%, respectively, of the Company’s total natural gas purchases.  Gross sales to customers representing 10% or more of total revenue for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012	2011

Dart Container Corporation	43.0%	47.3%
Owens Corning	25.4%	23.4%
McMoran Exploration	12.8%	2.9%

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The loss of the Company’s contracts with Dart Container Corporation, McMoran Exploration or with Owens Corning could have a material adverse effect on its business, results of operations and financial condition.  Our accounts receivable are not collateralized.

                Property and Equipment

Property and equipment is stated at cost, plus capitalized interest costs on major projects during their construction period.  Additions and improvements that add to the productive capacity or extend the useful life of an asset are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation and amortization is calculated using the straight-line method over estimated useful lives ranging from 10 to 20 years for its gas distribution, transmission and gathering systems and from two to ten years for office furniture and other equipment.  Upon disposition or retirement of any gas distribution, transmission or gathering system components, any gain or loss is charged or credited to accumulated depreciation.  When entire gas distribution, transmission and gathering systems or other property and equipment are retired or sold, any resulting gain or loss is credited to or charged against operations.  For the year ended December 31, 2012, depreciation and amortization expense was $421,063, as compared to $572,738 for the year ended December 31, 2011.

Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Impairments of long-lived assets recorded during the years ended December 31, 2012 and 2011 was $3,075,803 and $3,365,168, respectively.

The following tables represent gross intangible assets, accumulated amortization and amortization expense for the year ended December 31, 2012:

	As of December 31, 2012
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Amortized intangible assets
Contracts	$2,000,600	$(2,000,600)	$-

Aggregate amortization expense:
For the year ended 12/31/2012	$1,229,020

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table describes changes to the Company's asset retirement obligation liability for the year ended December 31, 2012:

Asset retirement obligation, beginning of year	$1,036,553
Revisions in estimated liabilities	320,381
Asset retirement obligation accretion	105,040
Liabilities sold	(49,687)
Liabilities settled	(9,427)
Asset retirement obligation, end of year	1,402,860
Less current portion	(595,534)
Asset retirement obligation, long term	$807,326

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

Stock-Based Compensation

The Company’s 2007 Equity Incentive Plan (“2007 Plan”) provided for stock-based compensation for officers, employees and non-employee directors.  In December 2012, the Company’s 2007 Plan was frozen. As a result, no further grants or awards will be made under the 2007 Plan.

The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”).  The options generally vest ratably over three years and expire between five and ten years.  The restricted stock generally vests ratably between three months and three years.

Compensation expense related to non-qualified stock options and restricted stock was $83,998 for the year ended December 31, 2012, as compared to compensation expense of $73,695 for the year ended December 31, 2011.  We view all awards of stock-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the fair value of the award over the requisite service period.

Compensation expense related solely to stock options was $19,760 for the year ended December 31, 2012, compared to $15,759 and $(2,364) in compensation expense and forfeiture adjustments, respectively, for the year ended December 31, 2011.  The Company had no forfeiture adjustments during 2012.  At December 31, 2012, there was $18,393 of total unrecognized compensation expense related to unvested stock option awards which is expected to be recognized over a remaining weighted-average period of approximately one year.

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

Compensation expense for restricted stock is recognized on a straight-line basis over the vesting period.  We recognized $64,238 and $60,300 in net compensation expense related to restricted stock grants for the years ended December 31, 2012 and December 31, 2011, respectively.  Compensation expense related to restricted stock grants is based upon the market value of the shares on the date of the grant.  As of December 31, 2012, unrecognized compensation cost related to restricted stock awards was $42,984, which is expected to be recognized over the remaining weighted average period of approximately one and one-half years.

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

Earnings Per Share

Basic earnings per share is computed by dividing net earnings or net loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  For the years ended December 31, 2012 and 2011 all potentially dilutive common shares arising from outstanding stock options and restricted stock have been excluded from diluted earnings per share as their effects were anti-dilutive.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Pronouncements and Recent Regulatory Developments

None of the Accounting Standards Updates (ASU) that the Company adopted and that became effective January 1, 2012, had a material impact on its consolidated financial statements.

In December 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-11, which increases disclosures about offsetting assets and liabilities.  New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under U.S. GAAP and International Financial Reporting Standards (IFRS) related to the offsetting of financial instruments.  The existing U.S. GAAP guidance allowing balance sheet offsetting, including industry-specific guidance, remains unchanged.  ASU No. 2013-01, released in January 2013, offers clarification on the scope of ASU No. 2011-11 as it applies to derivatives accounted for in accordance with Topic 815.  The guidance in ASU No. 2011-11 and No. 2013-01 is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The disclosures should be applied retrospectively for all prior periods presented.  The Company does not expect the adoption of this amendment to impact its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, which requires preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). The ASU also requires companies to report changes in AOCI balances.  The guidance in ASU No. 2013-02 is effective for annual and interim periods beginning after December 15, 2012.  The Company does not expect the adoption of this amendment to impact its consolidated financial statements.

(3)     Restatement of Previously Issued Financial Statements

At September 30, 2012, as a result of the Company’s historical and ongoing operating losses, the Company determined that it would not, using the criteria set forth in ASC Topic 740, “Income Taxes”, be able to realize the value of its then recorded deferred tax asset and, therefore, recorded a valuation allowance against the carrying value of said asset and a charge to income tax expense.

On March 5, 2013, the Company’s audit committee of its Board of Directors concluded that the Company erred by not reflecting this charge against its 2011 results of operations and restating its prior year financial statements.  Accordingly, on March 5, 2013, the audit committee of the Board of Directors of the Company determined that the Company’s consolidated financial statements for the year ended December 31, 2011 and the quarterly periods ended March 31, 2012, June 30, 2012 and September 30, 2012 should no longer be relied upon.

By way of background, at December 31, 2011, the Company had a carrying value of $3,949,819 with respect to its deferred tax asset (of which, $17,085 was included within prepaid expenses and other current assets).  As of the date of those financial statements, the Company mistakenly concluded that sufficient positive evidence existed at such time to conclude that it was more likely than not that this deferred tax asset would be realized.  This conclusion was based on management’s review, at the time, of internal projections, as well as a consideration of the cost reduction activities of the Company over the preceding several years, the acquisitions completed and contemplated by the Company at the time and access to capital on a basis accretive to net income.

To address the foregoing matter, the Company has restated its financial statements for the fiscal year ended December 31, 2011 and for the quarterly periods ended March 31, June 30 and September 30, 2012, as follows (all prior to the required reclassification of discontinued operations to conform to current year’s presentation.  See Note 11, Discontinued Operations):

F-12

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the year ended December 31, 2011

	As of December 31, 2011

	As Reported	As Restated

Prepaid expenses and other assets	$160,931	$143,846
Total current assets	1,343,804	1,326,719
Deferred tax assets, net	3,932,734	-
Total other assets	5,206,467	1,273,733
Total assets	12,201,630	8,251,811

Accumulated deficit	(15,266,959)	(19,216,778)
Total stockholders' equity	8,064,695	4,114,876
Total liabilities and stockholders' equity	12,201,630	8,251,811

	For the Year Ended
	December 31, 2011

	As Reported	As Restated

Income tax benefit (expense)	$1,236,944	$(2,712,875)
Net loss	(2,448,159)	(6,397,978)

Basic and diluted loss per share	(0.10)	(0.27)

The accompaning notes are an integral part of these consolidated financial statements
F-13

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the three months ended March 31, 2012

	As of March 31, 2012

	As Reported	As Restated

ASSETS

Current Assets
Cash and cash equivalents	$245,214	$245,214
Accounts receivable trade	703,010	703,010
Prepaid expenses and other assets	106,681	106,681
Total current assets	1,054,905	1,054,905

Property and Equipment, at cost
Gas distribution, transmission and gathering	15,293,005	15,293,005
Office furniture and other equipment	173,687	173,687
	15,466,692	15,466,692
Less accumulated depreciation, depletion and amortization	(8,902,081)	(8,902,081)
	6,564,611	6,564,611

Other Assets
Deferred tax assets, net	3,999,791	-
Intangible assets, net of accumulated amortization of $799,954 and
$771,580 as of March 31, 2012 and December 31, 2011, respectively	1,200,647	1,200,647
Other	45,208	45,208
	5,245,646	1,245,855
Total assets	$12,865,162	$8,865,371

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$539,806	$539,806
Accrued expenses and other liabilities	136,813	136,813
Asset retirement obligation	347,078	347,078
Current maturities of long-term debt	531,637	531,637
Total current liabilities	1,555,334	1,555,334

Asset retirement obligation	713,727	713,727
Long term debt, net of current maturities	2,410,350	2,410,350
Other	200,000	200,000
Total liabilities	4,879,411	4,879,411

Commitments and contingencies

Stockholders' Equity
Preferred stock, $1.00 par value, 10,000 shares authorized,
no shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value, 150,000,000 shares authorized,
23,674,602 shares issued and outstanding at
March 31, 2012 and December 31, 2011, respectively	236,746	236,746
Additional paid-in capital	23,112,741	23,112,741
Accumulated deficit	(15,363,736)	(19,363,527)
Total stockholders' equity	7,985,751	3,985,960
Total liabilities and stockholders' equity	$12,865,162	$8,865,371

The accompaning notes are an integral part of these consolidated financial statements
F-14

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31, 2012
	As Reported	As Restated

Operating revenues
Sales of natural gas	$962,421	$962,421
Transportation of natural gas and liquids	398,226	398,226
Reimbursables	137,131	137,131
	1,497,778	1,497,778

Operating costs and expenses
Cost of natural gas purchased	786,621	786,621
Operation and maintenance	109,984	109,984
Reimbursable costs	128,231	128,231
General and administrative	388,946	388,946
Acquisition costs	30,642	30,642
Asset retirement obligation accretion	25,023	25,023
Depreciation and amortization	125,386	125,386
	1,594,833	1,594,833

Operating loss	(97,055)	(97,055)

Other expense
Interest expense, net	(34,339)	(34,339)
Other, net	(9,632)	(9,632)
Other expense, net	(43,971)	(43,971)

Loss before income taxes	(141,026)	(141,026)
Income tax benefit (expense)	44,249	(5,723)
Net loss	$(96,777)	$(146,749)

Basic and diluted loss per share	$-	$(0.01)

Weighted average number of basic and
diluted common shares outstanding	23,674,602	23,674,602

The accompaning notes are an integral part of these consolidated financial statements
F-15

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the three and six months ended June 30, 2012

	As of June 30, 2012

	As Reported	As Restated

ASSETS

Current Assets
Cash and cash equivalents	$182,122	$182,122
Accounts receivable trade	724,863	724,863
Prepaid expenses and other assets	264,939	264,939
Total current assets	1,171,924	1,171,924

Property and Equipment, at cost
Gas distribution, transmission and gathering	15,305,815	15,305,815
Office furniture and other equipment	173,687	173,687
	15,479,502	15,479,502
Less accumulated depreciation, depletion and amortization	(9,006,396)	(9,006,396)
	6,473,106	6,473,106

Other Assets
Deferred tax assets, net	4,016,054	-
Intangible assets, net of accumulated amortization of $828,327 and
$771,580 as of June 30, 2012 and December 31, 2011, respectively	1,172,273	1,172,273
Other	36,485	36,485
	5,224,812	1,208,758
Total assets	$ 12,869,842	$ 8,853,788

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$598,644	$598,644
Accrued expenses and other liabilities	55,493	55,493
Notes payable - insurance	148,674	148,674
Asset retirement obligation	355,447	355,447
Current maturities of long-term debt	2,811,957	2,811,957
Total current liabilities	3,970,215	3,970,215

Asset retirement obligation	729,407	729,407
Long term debt, net of current maturities	-	-
Other	200,000	200,000
Total liabilities	4,899,622	4,899,622

Commitments and contingencies

Stockholders' Equity
Preferred stock, $1.00 par value, 10,000 shares authorized,
no shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value, 150,000,000 shares authorized,
23,744,047 shares issued and outstanding at
June 30, 2012 and December 31, 2011, respectively	237,440	237,440
Additional paid-in capital	23,129,353	23,129,353
Accumulated deficit	(15,396,573)	(19,412,627)
Total stockholders' equity	7,970,220	3,954,166
Total liabilities and stockholders' equity	$12,869,842	$8,853,788

The accompaning notes are an integral part of these consolidated financial statements
F-16

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012		June 30, 2012

	As Reported	As Restated	As Reported	As Restated

Operating revenues
Sales of natural gas	$789,762	$789,762	$1,752,183	$1,752,183
Transportation of natural gas and liquids	405,997	405,997	804,223	804,223
Reimbursables	155,708	155,708	292,839	292,839
	1,351,467	1,351,467	2,849,245	2,849,245

Operating costs and expenses
Cost of natural gas purchased	628,147	628,147	1,414,768	1,414,768
Operation and maintenance	83,601	83,601	188,629	188,629
Reimbursable costs	164,608	164,608	292,839	292,839
General and administrative	325,404	325,404	714,350	714,350
Acquisition costs	(12,654)	(12,654)	17,988	17,988
Asset retirement obligation accretion	25,632	25,632	50,655	50,655
Depreciation and amortization	132,688	132,688	258,074	258,074
	1,347,426	1,347,426	2,937,303	2,937,303

Operating income (loss)	4,041	4,041	(88,058)	(88,058)

Other income (expense)
Interest expense, net	(50,015)	(50,015)	(84,354)	(84,354)
Other, net	1,866	1,866	(12,722)	(12,722)
Other expense, net	(48,149)	(48,149)	(97,076)	(97,076)

Loss before income taxes	(44,108)	(44,108)	(185,134)	(185,134)
Income tax benefit	11,271	(4,992)	55,520	(10,715)
Net loss	$(32,837)	$(49,100)	$(129,614)	$(195,849)

Basic and diluted loss per share	$-	$-	$(0.01)	$(0.01)

Weighted average number of basic and
diluted common shares outstanding	23,698,259	23,698,259	23,686,431	23,686,431

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three and nine months ended September 30, 2012

The aforementioned restatements had no impact on the Company’s consolidated balance sheet as of September 30, 2012.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012		September 30, 2012

	As Reported	As Restated	As Reported	As Restated

Operating revenues
Sales of natural gas	$909,891	$909,891	$2,662,074	$2,662,074
Transportation of natural gas and liquids	366,051	366,051	1,170,274	1,170,274
Reimbursables	129,941	129,941	422,780	422,780
	1,405,883	1,405,883	4,255,128	4,255,128

Operating costs and expenses
Cost of natural gas purchased	751,556	751,556	2,166,324	2,166,324
Operation and maintenance	92,998	92,998	281,627	281,627
Reimbursable costs	129,941	129,941	422,780	422,780
General and administrative	310,023	310,023	1,024,373	1,024,373
Acquisition costs	35,617	35,617	53,605	53,605
Asset retirement obligation accretion	25,819	25,819	76,474	76,474
Asset impairments	3,075,803	3,075,803	3,075,803	3,075,803
Depreciation and amortization	131,244	131,244	389,318	389,318
	4,553,001	4,553,001	7,490,304	7,490,304

Operating income (loss)	(3,147,118)	(3,147,118)	(3,235,176)	(3,235,176)

Other income (expense)
Interest expense, net	(45,321)	(45,321)	(129,675)	(129,675)
Other, net	248,351	248,351	235,629	235,629
Other expense, net	203,030	203,030	105,954	105,954

Loss before income taxes	(2,944,088)	(2,944,088)	(3,129,222)	(3,129,222)
Income tax benefit (expense)	(4,008,653)	7,401	(3,953,133)	(3,314)
Net loss	$(6,952,741)	$(2,936,687)	$(7,082,355)	$(3,132,536)

Basic and diluted loss per share	$(0.29)	$(0.12)	$(0.30)	$(0.13)

Weighted average number of basic and
diluted common shares outstanding	23,859,802	23,859,802	23,744,643	23,744,643

The aforementioned restatements had no impact on the Company’s reported cash flows from operating activities, investing activities, or financing activities within its consolidated statement of cash flows for either the year ended December 31, 2011, or the three, six or nine month periods ended March 31, 2012, June 30, 2012 or September 30, 2012.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)     Asset Impairments

During the year ended December 31, 2012

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

During the year ended December 31, 2011

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

.

(5)     Business Combinations

2012 Acquisition of Commerce Pipeline

On February 29, 2012, Gateway Commerce LLC, a wholly owned subsidiary of the Company, purchased a natural gas pipeline from Commerce Pipeline, L.P. (“Commerce”).  The acquisition was made as part of the Company’s strategy to expand its unregulated natural gas distribution activities.  The pipeline is located in Commerce, Texas and delivers natural gas into an aluminum smelting plant owned by Hydro Aluminum Metal Products North America.  The pipeline and related assets were acquired pursuant to an Asset Sales Agreement (the “Agreement”), dated February 29, 2012, between Gateway Commerce LLC and Commerce.  Pursuant to the Agreement and subject to the terms contained therein, Gateway Commerce LLC agreed to acquire from Commerce the pipeline and related assets for $1,000,000 in cash.  The Agreement contained representations, warranties and indemnities that are customary for transactions of this type.  The Company financed the $1,000,000 purchase price through a combination of cash-on-hand and borrowings under its credit facility.  The transaction was accounted for in accordance with ASC Topic 805 “Business Combinations” and recorded to its gas distribution, transmission and gathering property and equipment account.  During the year ended December 31, 2012, the Company incurred $65,488 in acquisition costs related to legal fees and due diligence expenses associated with this transaction.  During the year ended December 31, 2012, the Company realized revenue of $152,852 and operating margin of $143,447 from the activity associated with its Commerce pipeline.

2011 Acquisition of Pipeline from American Midstream

On September 24, 2011, the Company completed the acquisition of a natural gas pipeline from American Midstream Partners, L.P. (“American Midstream”) for a purchase price of $50,000.  The pipeline delivers natural gas into a plant owned by Owens Corning in Delmar, New York.  In connection with the closing of the acquisition, the Company entered into a new long-term contract with Owens Corning to transport natural gas at a fixed monthly rate.  The results of this pipeline’s operations for the period from September 24, 2011 to December 31, 2011, were not material.

(6)     Asset Disposition

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

See Note 12, Subsequent Events.

(7)     Debt

Insurance Notes Payable

During 2012, the Company executed premium finance agreements for its insurance premiums.  The total original principal amount of the notes issued in connection with these agreements was $148,674 with an interest rate of 3.99%.  The notes require monthly principal and interest payments.  The amount of the monthly payment varies depending on any changes in coverage and policy renewal periods.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•         The Company is required to pay a principal and interest payment of $58,000 per month under the Term Note; and

•         The Term Note has a maturity date of June 30, 2013.

As of December 31, 2012, there was a $2,557,674 outstanding balance on the facility.  At December 31, 2012, the Company was not in compliance with the current ratio covenant of the Loan Agreement.  The Company has not received a waiver of this non-compliance.  However, in February 2013, the Company entered into a Fifth Amendment on the Loan Agreement.  See Note 12, Subsequent Events.

(8)     Equity

Issuances of Common Stock

See Note 12, Subsequent Events.

Stock Compensation

Gateway’s 2007 Plan provides for stock-based compensation for officers, employees and non-employee directors.  The 2007 Plan was approved by the shareholders during May 2007 and provided for 2,000,000 shares to be made available under the plan. In December 2012, the Company’s 2007 Plan was frozen. As a result, no further grants or awards will be made under the 2007 Plan.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

The Company issued no stock options during the year ended December 31, 2012.  During the year ended December 31, 2011, 334,471 stock options were granted to employees.  During the year ended December 31, 2012, no options were exercised and 20,000 options were cancelled.

The following table summarizes stock option activity for the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Terms (in years)	Intrinsic Value of Options as of December 31, 2012
Options outstanding, beginning of period	662,249	$0.28	3.90
Options granted	-	-	-
Options canceled	(20,000)	0.45	-
Options exercised	-	-	-
Options outstanding, end of period	642,249	$0.28	3.01	$-
Options exercisable, end of period	326,657	$0.31	2.77	$-

The following table summarizes stock option activity for the year ended December 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Terms (in years)	Intrinsic Value of Options as of December 31, 2011
Options outstanding, beginning of period	402,778	$0.35	4.20
Options granted	334,471	0.21	4.56
Options canceled	(75,000)	-	-
Options exercised	-	-	-
Options outstanding, end of period	662,249	$0.28	3.90	$-
Options exercisable, end of period	139,167	$0.38	2.79	$-

The market value of Gateway’s common stock on December 31, 2012 was $0.03 per share.

Restricted Stock

During the year ended December 31, 2012, 166,667 shares of restricted stock were granted to a non-employee director at a price of $0.05 per share with a three-month vesting period.

During the year ended December 31, 2011, 147,368 shares of restricted stock were issued to employees at a price of $0.20 per share with a three-year vesting period and 318,751 shares of restricted stock were granted to non-employee directors at a price of $0.22 per share with a three-month to three-year vesting period.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents restricted stock activity for the year ended December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	522,368	$0.24
Granted	166,667	0.05
Vested	(407,454)	0.16
Forfeited	-	-
Non-vested, end of period	281,581	$0.23

The following table represents restricted stock activity for the year ended December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	266,665	$0.30
Granted	466,119	0.21
Vested	(193,749)	0.25
Forfeited	(16,667)	0.30
Non-vested, end of period	522,368	$0.24

(9)     Income Taxes

As discussed in Note 3, “Restatement of Prior Period Financial Statements,” at September 30, 2012, as a result of the Company’s historical and ongoing operating losses, the Company determined that it would not, using the criteria set forth in ASC Topic 740, “Income Taxes”, be able to realize the value of its then recorded deferred tax asset and, therefore, recorded a valuation allowance against the carrying value of said asset and a charge to income tax expense.

On March 5, 2013, the Company’s audit committee of its Board of Directors concluded that the Company erred by not reflecting this charge against its 2011 results of operations and restating its prior year financial statements.  At December 31, 2011, the Company had a carrying value of $3,949,819 with respect to its deferred tax asset. The following tabular information for 2011 has been restated to reflect the establishment of a full valuation allowance against the carrying value of the Company’s deferred tax asset as of December 31, 2011.

The provision for income taxes consisted of the following:

	2012	2011
		Restated

Current expense

Federal	$-	$-
State	8,996	23,395
Total current	8,996	23,395

Deferred expense

Federal	-	2,689,480
State	-	-
Total deferred	-	2,689,480

Total income tax expense	$8,996	$2,712,875

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows:

	2012	2011
		Restated

Tax provision at statutory rate of 34%	$(1,079,718)	$(1,252,935)

Add (deduct):

State income taxes, net of federal taxes	14,244	15,439

Refund of prior year state tax overpayment	(12,586)	-

Other non-deductible	-	552
Valuation allowance	1,087,056	3,949,819

Total income tax expense	$8,996	$2,712,875

The provision tax effects of temporary differences that give rise to the deferred tax assets and liabilities as of December 31 were as follows:

	2012	2011
		Restated

Current deferred tax asset

Accrued bonus	$2,856	$17,085
Valuation allowance	(2,856)	(17,085)
Total current deferred tax asset	-	-

Deferred tax assets

Property and equipment	2,885,929	2,008,277
Net operating loss carryforwards	1,975,820	1,761,195
Stock options	94,399	87,680
AMT tax credit	69,415	69,415
State net operating loss carryforwards	41,009	41,009
Stock grants	28,008	6,167
Less:
Valuation allowance	(5,094,580)	(3,973,743)
Total deferred tax asset	$-	$-

     As of December 31, 2012, the Company has a federal net operating loss carryforward of approximately $7,615,000 which may be applied against future taxable income and expires beginning in 2022 through 2032.  The Company currently has a full valuation allowance with respect the realizability of this asset.  Also, as of December 31, 2012, the Company has a valuation allowance of $41,009 for its Oklahoma net operating loss carryforward.  The Company currently does not have any operations in Oklahoma.

ASC Topic 740 requires the Company to periodically assess whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets.  In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions.  The Company considers, among other things, the deferred tax liabilities; the overall business environment; the historical earnings and losses; and the Company’s outlook for future years.  The Company did not utilize any of its net operating loss for the years ended December 31, 2012 or 2011.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2012, the Company determined that it did not have sufficient positive evidence to conclude that it is more likely than not that its net deferred tax assets will be realized.  See Note 3, Restatement of Previously Issued Financial Statements.  The Company will assess the need for a deferred tax valuation allowance on an ongoing basis considering factors such as those mentioned above as well as other relevant criteria.

For the years ended December 31, 2012 and 2011, the Company paid state taxes of $28,000 and $36,307, respectively.

(10) Commitments and Contingencies

Litigation

From time to time the Company is involved in litigation concerning its properties and operations.  There is no known or pending litigation expected to have a material effect on its financial statements.

Leases

On January 15, 2008, the Company entered into a lease agreement with Wedge International for office space.  The term of the agreement is five years commencing on April 1, 2008.  The monthly lease payment is $12,527.  The future minimum operating lease payments as of December 31, 2012, are as follows:

Year Ending December 31,
2013	$38,985
Total future minimum lease payments	$38,985

The Company also has various month-to-month equipment operating leases.  Rent expense for all leases totaled $148,577 and $152,229 for the years ended December 31, 2012 and 2011, respectively.

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

The Company’s contributions to the 401(k) plan were $11,469 and $8,827 for the years ended December 31, 2012 and 2011, respectively.

(11)   Discontinued Operations

On October 11, 2012, the board of directors of the Company formed a special committee, consisting solely of independent directors, to consider a proposal from the Company’s President, Chief Executive Officer and Director, Frederick M. Pevow, Jr., for a sale of certain of the Company’s assets to Mr. Pevow (the “Asset Sale”).

F-25

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 12, 2012, Gateway Pipeline USA Corporation (“Gateway Pipeline USA”), a wholly owned subsidiary of the Company, entered into an asset sales agreement (the “ASA”) with FMP Holdings, LLC (the “Buyer”), pursuant to which Gateway Pipeline USA would sell certain assets, including certain pipelines and pipeline facilities located in Guadalupe and Shelby Counties, Texas, Miller County, Arkansas and Pettis County, Missouri, as well as certain surface contracts, commercial contracts and records related to the operation of the facilities (the “Sold Assets”), to the Buyer for $1,100,000. All of the issued and outstanding capital stock of the Buyer is owned by Frederick M. Pevow, the President, Chief Executive Officer and Director of the Company. Additionally, Mr. Pevow is the acting President of the Buyer. On February 7, 2013, the Company closed this transaction. See Note 12, Subsequent Events.

The Company has determined that, given the consummation of the sale transaction, it has met the guidance set forth in both ASC Topic 205, “Presentation of Financial Statements” and ASC Topic 360, “Property, Plant and Equipment” to reflect the assets, liabilities and results of operations of the Sold Assets as a component of Discontinued Operations for all periods presented herein.

The Company’s assets and liabilities and results of operations from discontinued operations are as follows:

	As of December 31,
	2012	2011

Accounts receivable	$62,481	$35,370
Prepaid expenses and other Assets	2,217	4,195
Total current assets of discontinued operations	$64,698	$39,565

Property and equipment, at cost	$1,116,663	$1,116,663
Accumulated depreciation	(109,376)	(58,574)
Total non-current assets of discontinued operations	$1,007,287	$1,058,089

Accounts payable	$9,837	$13,771
Accrued expenses	5,629	353
Total current liabilities of discontinued operations	$15,466	$14,124

	For the Year Ended December 31,
	2012	2011

Transportation of natural gas and liquids	$314,434	$297,759
Operation and Maintenance	(47,730)	(69,041)
Depreciation	(50,802)	(50,324)
Other expenses	(6,542)	-
Income from discontinued operations, net of taxes	$209,360	$178,394

(12)   Subsequent Events

Asset Disposition

On February 7, 2013, the Company closed the ASA with FMP Holdings, LLC.  See Note 11, Discontinued Operations.

In connection with the sale of the Sold Assets, the Company and Meridian Bank Texas (“Meridian Bank”) entered into a paydown letter (the “Paydown Letter”), pursuant to which the Company agreed to fund a partial payoff of the term loan, reducing the outstanding principal balance owing on the term loan to $1,732,674. As a result, Meridian consented to the sale of the Sold Assets and agreed, pursuant to a full release, to release its liens on the Sold Assets.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fifth Amendment to Loan Agreement

In connection with the sale of the Sold Assets and the closing of the ASA, and effective as of January 30, 2013, the Company, Gateway Pipeline Company (“GPC”), Gateway Offshore Pipeline Company (“GOPC”), Gateway Processing Company (“Gateway Processing”), Gateway Energy Marketing Company (“GEMC”), Gateway Pipeline USA, Gateway Commerce LLC (“GCLLC”) and Gateway Delmar LLC (together with GPC, GOPC, Gateway Processing, GEMC, Gateway Pipeline USA and GCLLC, the “Guarantors”), entered into a fifth amendment to the Loan Agreement (the “Fifth Amendment”) with Meridian Bank.

Pursuant to the Fifth Amendment, the following amendments were made to the Loan Agreement:

Collateral.  In addition to certain existing collateral securing obligations under the note, the Company assigned a deposit account in the amount of $450,000 to Meridian Bank pursuant to an Assignment of Deposit Account dated as of January 30, 2013.  The purpose of the deposit account is to fund the planned abandonment of certain pipelines located in the Gulf of Mexico during the first and second quarter of 2013.

Guarantors.  Gateway Delmar LLC was required to execute and deliver an unlimited guaranty in favor of Meridian Bank and became one of the “Guarantors” under the Loan Agreement.

Financial Covenant.  The Fifth Amendment requires that the Company maintain a debt to tangible net worth ratio less than or equal to 3.5 to 1.0 as of the end of the each fiscal quarter, a debt service coverage ratio greater than 1.5 to 1.0 and a current ratio of 1.25 to 1.0.

Fees.  In connection with the Fifth Amendment, the Company paid Meridian Bank an amendment fee of $3,750.

In connection with entering the Fifth Amendment, the Company and Meridian also entered into an Amendment to Term Promissory Note effective as of January 30, 2013 (the “Amended Term Note”).  The outstanding balance of the Amended Term Note, as of January 30, 2013, after the partial payoff contemplated by the Paydown Letter was $1,732,674, and has a maturity date of June 30, 2013.  Principal on the Amended Term Note is due and payable in equal monthly installments of $10,000, plus all accrued interest, with a maturity date of June 30, 2013.

Common Stock Subscription Agreement

On February 7, 2013, the Company entered into a subscription agreement (the “Subscription Agreement”), pursuant to which GreyCap Energy LLC (“GreyCap”) agreed to acquire 6,250,000 shares of the Company’s common stock, constituting 20.4% of the Company’s issued and outstanding common stock, at an aggregate purchase price of $250,000.

The closing of the transactions contemplated by the Subscription Agreement was to occur immediately following the closing of the (i) transactions contemplated by the Asset Sales Agreement and (ii) the Fifth Amendment.  The shares purchased by GreyCap were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

Pursuant to the terms of the Subscription Agreement, if the Company proposes to sell any equity securities, with certain exceptions, before February 7, 2015, GreyCap shall have the opportunity to purchase, on the same terms, at the same price and for the same consideration to be paid by the proposed buyer(s) of the additional equity securities in an amount up to the product obtained by multiplying (i) the number of equity securities being offered to the proposed buyer(s) by (ii) the lesser of (x) 20.4% or (y) a fraction, the numerator of which is the number of shares of common stock owned by GreyCap at the time and the denominator of which is the total number of issued and outstanding shares of common stock at such time.