Form 10-K/A
period 2012-12-31
GATEWAY ENERGY CORP/NE
filed 2013-05-03
CIK 40194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-06404

Gateway Energy Corporation

Delaware	44-0651207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1415 Louisiana Street, Suite 4100 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 336-0844

N/A

(Former name or former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

Preferred Stock Purchase rights

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,885,989

The number of shares outstanding of the registrant’s common stock, $0.01 par value as of April 29, 2013 was 30,613,637.

EXPLANATORY NOTE

On April 8, 2013, Gateway Energy Corporation (the “Company”, “Gateway” “we”, “us”, and “our”) filed its annual report on Form 10-K for the year ended December 31, 2012 (the “Original Filing”). This Amendment No. 1 to Form 10-K (this “Amendment”) on Form 10-K/A, completes the items identified below that were originally omitted from the Original Filing in the expectation that an amendment would be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of our 2012 fiscal year.

This Form 10-K/A amends only Part III, Item 10. (Directors, Executive Officers and Corporate Governance), Item 11. (Executive Compensation), Item 12. (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13. (Certain Relationships and Related Transactions, and Director Independence), Item 14. (Principal Accounting Fees and Services) and Part IV, Item 15. (Exhibits, Financial Statement Schedules). All other items in the Original Filing are unchanged and this Amendment does not amend, update or change any other information in the Original Filing.

Pursuant to the rules of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and principal financial officer, filed as exhibits hereto.

TABLE OF CONTENTS

	PART III
		Page

Item 10.	Directors, Executive Officers, and Corporate Governance Directors	1
Item 11.	Executive Compensation	4
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9
Item 13.	Certain Relationships and Related Transactions, and Director Independence	11
Item 14.	Principal Accounting Fees and Services	12

	PART IV
Item 15.	Exhibits, Financial Statement Schedules	14

               PART III

  Item 10.  Directors, Executive Officers, and Corporate Governance Directors

 The following table sets forth, as of April 29, 2013, the names, ages, and titles of each member of our Board of Directors (the “Board”).

Name	Age	Office Held	Year First Elected	Current Term to Expire
William Bauch	50	Director	2013	2013
Perin Greg (“Greg”) deGeurin	51	Director	2010	2013
David F. Huff	48	Director	2010	2013
John O. Niemann, Jr.	56	Director	2010	2013
Frederick (“Fred”) M. Pevow, Jr.	50	Director, President and Chief Executive Officer, Secretary and Treasurer	2010	2013
John A. Raasch	80	Director	2004	2013

William Bauch.  Mr. William H. Bauch, age 50, has served as a director of the Company since February 2013.  Mr. Bauch serves as the Chief Financial Officer and Chief Compliance Officer at Center Coast Capital Advisors, LP. Mr. Bauch has many years of experience working with energy companies primarily in the upstream, midstream and service sectors. Since November 2012, he has overseen the Center Coast Capital Advisors financial reporting, compliance and business development efforts.  Since April 2006, he has served as Senior Client Partner of Industrial & Financial Services Markets at Korn/Ferry International.  Previously, he was a Senior Partner in Korn/Ferry's Chief Financial Officer and Energy Practice Groups. Mr. Bauch spent approximately 14 years in energy banking and was formerly the Managing Director in charge of CIBC Oppenheimer's Energy Midstream Group. He started his career as a securities attorney with Fulbright & Jaworski.  He has been Director of Gateway Energy Corporation since February 2013 and Cantera Gas Company, LLC since August 6, 1997. Mr. Bauch graduated with Accountancy and J.D. degrees from the University of Mississippi and a L.L.M. in Corporations Law from the New York University School of Law.   Mr. Bauch was appointed to the board of directors by GreyCap Energy, LLC (“GreyCap”) pursuant to its right to nominate a director set forth in the Subscription Agreement dated February 7, 2013 between the Company and GreyCap. The Board has concluded that it would benefit from Mr. Bauch's background as an investment banker in the energy sector, his relationships with energy industry and financial executives and his knowledge of the capital markets for Master Limited Partnerships.

Perin Greg (“Greg”) deGeurin.  Mr. deGeurin, age 51, has served as a director of the Company since June 2010.  Mr. deGeurin is the president and co-owner of DeGeurin Realty, Inc., a commercial and residential real estate brokerage.  He has been the president and co-owner of DeGeurin Realty, Inc. since 1989.  Mr. deGeurin graduated from the University of Texas at Austin with a Bachelor of Arts from the School of Communications.  The Board has concluded that it would benefit from Mr. deGeurin’s executive experience and his connections in the geographic markets in which the Company operates.

David F. Huff.  Mr. Huff, age 48, has served as a director of the Company since June 2010.  He is the president and majority shareholder of Progressive Pumps & Controls Corporation, a distributor of industrial pumps and related accessories, a position he has held since 2009.  Mr. Huff was the vice president of Progressive Pumps & Controls from 2006 to 2008.  He was the chief financial officer of Academy Sports & Outdoors from 2005 to 2006.  Mr. Huff was formerly an investment banker for Bank of America and Bear, Stearns & Co. Inc., specializing in the energy sector.  He graduated with a Bachelor of Business Administration from the University of Texas at Austin and earned a Masters in Business Administration from The Wharton School of the University of Pennsylvania.  The Board has concluded that it would benefit from Mr. Huff’s background as an investment banker in the energy sector, his strong connections in that industry, and his executive leadership experience.

John O. Niemann, Jr.  Mr. Niemann, age 56, has served as a director of the Company since June 2010 and currently serves as Chairman of the Audit Committee.  He is the president and chief operating officer of Arthur Andersen LLP, and has been since 2003.  He previously served on the administrative board of Arthur Andersen LLP and on the board of partners of Andersen Worldwide.  He began his career at Arthur Andersen in 1978 and served as a partner from 1987 until 2002 and in increasing responsibilities in senior management positions, since 1992.  Mr. Niemann has served on the board of directors of many Houston area non-profit organizations, including Strake Jesuit College Preparatory School (past chair of the board), The Regis School of the Sacred Heart (past chair of the board), The Houston Symphony, The Alley Theatre and Taping for the Blind, Inc.  He graduated with a Bachelor of Arts in managerial studies (magna cum laude) and a masters in accounting from Rice University and received a Juris Doctor (summa cum laude) from the South Texas College of Law.  The Board has concluded that it would benefit from Mr. Niemann’s accounting background and his executive leadership experience.

Frederick (“Fred”) M. Pevow, Jr.  Mr. Pevow, age 50, has served as President and Chief Executive Officer of the Company and as Chairman of the Board since June 2010.  Since Jill R. Marlatt resigned in March 2011, he has also served as interim Secretary and Treasurer, and he will continue to serve in such positions until a permanent replacement can be found.  Prior to June 2010 and since December 2008, Mr. Pevow was a private investor.  From February 2006 to December 2008, he was the president of Pevow and Associates, Inc., which provided investment and interim CFO consulting services to companies in the energy, power and chemicals industries.  He was the interim chief financial officer and a member of the board of directors of Texas Petrochemicals, Inc. from May 2004 to January 2006.  He was formerly a senior investment banker to the energy industry with Smith Barney Inc. and CIBC World Markets.  Mr. Pevow graduated with a Bachelor of Arts in the Plan II Honors Program, University of Texas at Austin.  The Board has concluded that it would benefit from having a representative of management on the Board, as well as from Mr. Pevow’s investment banking experience, industry expertise and past service as a member of the board of directors of other publicly traded companies.

John A. Raasch.  Mr. Raasch, age 80, has served as a director of the Company since 2004.  Mr. Raasch served as Interim President and Chief Executive Officer of the Company from May 2010 to June 2010 and October 2004 through May 2005.  He was Senior Vice President of Wachovia Securities until his retirement on December 31, 2003 after 33 years of service.  Other than his service as Interim President and Chief Executive Officer of the Company from May 2010 to June 2010 and October 2004 through May 2005, Mr. Raasch has not had a principal occupation since retiring from Wachovia Securities in December 2003.  The Board has concluded that it would benefit from Mr. Raasch’s history with the Company, as well as from his executive leadership experience.

Executive Officers

On May 19, 2010, the Board appointed Frederick M. Pevow, Jr. as the Company’s President and Chief Executive Officer.  Mr. Pevow is the Company’s only executive officer.

Involvement in Certain Legal Proceedings

Other than as described below, none of the nominees for director of the Company has been involved in any legal proceedings in the preceding ten years of the type described in Item 401(f) of Regulation S-K.

John O. Niemann, Jr., in his role as a member of senior management of Arthur Andersen LLP, was named as an individual defendant in the following seven proceedings, some of which may have alleged fraud:  (i) Janice M. McLaren and James Campbell, individually and on behalf of all similarly situated stockholders of Enron Corp., v. Arthur Andersen LLP, David Duncan, D. Stephen Goddard, Jr., John Niemann, William Swanson, Dean Swick, and Tom Elsenbrook; (ii) William Coy and Candy Mounter, individually and on behalf of all similarly situated stockholders of Enron Corp., v. Arthur Andersen LLP, David T. Duncan, D. Stephen Goddard, Jr., John Niemann, William Swanson, Dean Swick, and Tom Elsenbrook; (iii) Federal Insurance Company v. Arthur Andersen LLP, Larry J. Gorrell, Terry E. Hatchett, John O. Niemann, Jr., Stephen H. Rogers, and Louis P. Salvatore; (iv) Gilbert F. Viets v. Deloitte Touch LLP, et. al.; (v) James M. Neckopulos v. Arthur Andersen LLP, et. al.; (vi) Leonard R. Powers, et. al. v. Arthur Andersen LLP, et. al.; and (vii) Richard Huelsmann, et. al. v. Arthur Andersen LLP, et. al.  All of these proceedings have been settled, dismissed or decided in favor of the defendants without the finding or admission of any wrongdoing.  In addition, Arthur Andersen LLP has been involved in numerous securities related proceedings in the past ten years.  Except for the proceedings referenced above, Mr. Niemann was not named as an individual defendant in any other of these proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, certain officers and persons who own more than ten percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Our information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports and any written representations furnished to us by our directors, officers and greater than ten percent stockholders. We believe that, with the exception of John O. Niemann Jr. filing a Form 4 late, during the fiscal year ending December 31, 2012, each of our directors, officers and greater than ten percent stockholders complied with all applicable Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics for all officers, directors, and employees of the Company.  It is available for inspection on the Company’s website, www.gatewayenergy.com, or by mail free of charge by written request to: Gateway Energy Corporation, ATTN: Corporate Secretary, 1415 Louisiana Street, Suite 4100, Houston, Texas 77002.  The Company intends to satisfy its disclosure requirements with respect to any amendment to, or waiver from, a provision of the Code of Ethics by posting such information on its Internet website.

Stockholder Proposals Director Nominations and Related Bylaw Provisions

You may submit proposals for consideration at future stockholder meetings.  For a stockholder proposal to be considered for inclusion in the Company’s proxy statement for the 2014 annual meeting of stockholders, the matter must be appropriate for stockholder action and the Secretary must receive the written proposal at our principal executive offices no later than January 10, 2014.  Such proposals also must comply with SEC regulations under Rule 14a-8 regarding the inclusion of stockholder proposals in company-sponsored proxy materials.  Proposals should be addressed to:

Corporate Secretary

 1415 Louisiana Street, Suite 4100

Houston, Texas 77002

For a stockholder proposal that is not intended to be included in the Company’s proxy statement under Rule 14a-8, or to nominate a director, the stockholder must provide the information required by the Company’s bylaws and give timely notice to the Secretary in accordance with the Company’s bylaws, which, in general, require that the notice be received by the Secretary:

•         Not earlier than the close of business on March 22, 2014; and

•         Not later than the close of business on April 21, 2014.

If the date of the annual meeting of stockholders is moved more than 30 days before or 60 days after the anniversary of this year’s Annual Meeting, then notice of a stockholder proposal that is not intended to be included in the Company’s proxy statement under Rule 14a-8 or the nomination must be received not earlier than the close of business 90 days prior to the meeting and not later than the close of business 60 days prior to the meeting or the tenth day following the day on which public announcement of the date of the meeting was first made.

Nomination of Directors

The stockholder’s notice must state as to each person whom the stockholder proposes to nominate for election or re-election as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director of the Company if elected).  The stockholder must also provide the following information on the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (i) the name and address of such stockholder, as they appear on the Company’s books, and of such beneficial owner and (ii) the class and number of shares of the Company which are owned beneficially and of record by such stockholder and such beneficial owner.

Other Matters

As to any other business that the stockholder proposes to bring before the meeting, the stockholder must provide a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made.  The stockholder must also provide the following information on the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (i) the name and address of such stockholder, as they appear on the Company’s books, and of such beneficial owner and (ii) the class and number of shares of the Company which are owned beneficially and of record by such stockholder and such beneficial owner.

Item 11.    Executive Compensation

Summary Compensation Table

The following table presents information regarding compensation of the named executive officers for services rendered in 2012 and 2011 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Nonequity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Frederick M. Pevow, Jr., President and Chief Executive Officer	2012	$204,576	-	-	-	-	-	$6,000 (2)	$210,576
	2011	$187,500	$50,000	$25,658	$26,889	-	-	$4,437.50 (3)	$294,484.50

(1)           This column shows the aggregate grant date fair value of awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718).  See Note 2 to the Consolidated Financial Statements for the fiscal year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for assumptions made in reaching these valuations.

(2)           This consists of $6,000 in contributions by the Company to Mr. Pevow’s 401(k) Plan.

(3)           This consists of $4,437.50 in contributions by the Company to Mr. Pevow’s 401(k) Plan.

Outstanding Equity Awards at Fiscal Year-End

            The following table provides information regarding outstanding awards of stock options to the Named Executive Officer that have been granted but not exercised as of December 31, 2012.

Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price	Option expiration date	Number of shares of units of stock that have not vested	Market value of shares of units of stock that have not vested (1)	Equity incentive plan awards: Number of unearned shares, units or rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Frederick M. Pevow, Jr.	185,278	92,500(2)	$0.33	07/26/2015	27,778(2)	$833	-	-
	111,379	223,092(3)	$0.2145	07/22/2016	87,720(3)	$2,632	-	-

(1) Based on the closing market price on the OTC Bulletin Board of $0.03 per share of the Company’s Common Stock as of December 31, 2012.

(2) Vests on July 26, 2013.

(3) Vests in two equal installments on each of July 22, 2013, and July 22, 2014.

Executive Employment Agreements

The Company does not currently have an employment agreement with Frederick M. Pevow, Jr., its sole executive officer.

Compensation of Directors

The following table contains information regarding the compensation earned by non-employee members of the Board during the fiscal year ended December 31, 2012:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Total
Perin G. deGeurin	$12,625	$ -	$ -	$ -	$ -	$12,625
David F. Huff	$16,625	$ -	$ -	$ -	$ -	$16,625
John O. Niemann, Jr.	$6,250	$ 8,333	$ -	$ -	$ -	$14,583
John A. Raasch	$13,875	$ -	$ -	$ -	$ -	$13,875
Paul G. VanderLinden, III	$19,000	$ -	$ -	$ -	$ -	$19,000

(1)           This column shows the aggregate grant date fair value of awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718).  As of the fiscal year ended December 31, 2012, the aggregate number of unvested stock awards outstanding for each non-employee director was as follows:

Name	Stock Awards (Number of Shares)
Perin G. deGeurin	38,889
David F. Huff	38,889
John O. Niemann, Jr.	38,889
John A. Raasch	38,889 (1)

(1)           This amount does not include additional options to purchase 10,000 shares of Common Stock, which options are fully vested and expire on May 25, 2014.

The Company does not compensate employee-directors in their capacity as directors of the Company.  In the fiscal year ended December 31, 2012, the compensation policy for non-employee directors was as follows:

•              An annual $10,000 restricted stock grant (the “Annual Restricted Stock Grant”). The restricted stock will vest 1/3 each year beginning on the first anniversary of the grant date.  The number of shares of restricted stock will be determined by dividing $10,000 by the volume weighted, average trading price of the Company’s Common Stock for the 20 consecutive trading days immediately prior to the date of the grant (the share price resulting from such calculation being referred to herein as the “Fair Market Value”).  Directors did not receive a $10,000 stock grant in 2012.

•              An annual payment of $10,000, which is payable, at the option of the director, in Common Stock or any combination of cash and Common Stock. If in cash, then the payment will be paid in equal quarterly installments. If in Common Stock, then the director would make the election at the time of the Annual Restricted Stock Grant and receive a number of restricted shares equal to the amount of the payment to be received in restricted stock divided by the Fair Market Value and these restricted shares will vest in full three months following the grant date.

•              An annual payment of (i) $3,000 to each member of the Audit Committee other than the chairman, who will receive $5,000 and (ii) $1,500 to each member of the other committees of the Board (currently the Compensation Committee) other than the chairman of such other committees, who will receive $2,500.  These payments are payable, at the option of the director, in Common Stock or any combination of cash and Common Stock. If in cash, then the payment would be made in equal quarterly installments. If in Common Stock, then the director would make the election at the time of the Annual Restricted Stock Grant and receive a number of restricted shares equal to the amount of the payment to be received in restricted stock divided by the Fair Market Value and these restricted shares will vest in full three months following the grant date.

•              A cash payment of $1,000 for each board, committee or stockholder meeting attended in person; provided that meetings held telephonically shall have a cash payment of $125 per hour with a minimum payment of $250 and a maximum payment of $1,000.

In addition, all directors of the Company are reimbursed for reasonable travel and lodging expenses incurred while attending meetings of the Board and committees thereof and annual meetings of stockholders.

Corporate Governance

Director Independence

The business of the Company is managed under the direction of the Board.  Our Board currently consists of six persons.  With the exception of Mr. Pevow, the Company’s President and Chief Executive Officer, each of our directors satisfies the independence requirements of the SEC and Nasdaq listing standards.

Board of Director Meetings

During the fiscal year ended December 31, 2012, the Board met 7 times.  Each director attended at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which he served.  The Company has not adopted a formal policy on director attendance at the Company’s annual meetings of stockholders, although all directors are encouraged to attend.  Other than Mr. Niemann, all of the then serving directors of the Company attended the annual meeting of stockholders held in June 2012.

Board Leadership Structure

The Board recognizes that one of its key responsibilities is to evaluate and determine the optimal leadership structure of the Company so as to provide independent oversight of management.  The Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board, as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board.  The Board has determined that having the Company’s President and Chief Executive Officer serve as Chairman of the Board is in the best interest of the Company’s stockholders at this time.  This structure makes the best use of the Chief Executive Officer’s knowledge of the Company and its industry and fosters stability and consistency of strategy during a transitional period in the Company’s management.  The Company does not have a lead independent director at this time.

Board Role in Risk Oversight

The Board, together with the President and Chief Executive Officer of the Company, has the primary responsibility for risk management within the Company.  The Board delegates many of its risk oversight functions to the Audit Committee.  Under its charter, the Audit Committee is responsible for discussing with management and the Company’s independent auditor any significant risks or exposures and assessing the steps management as taken to minimize such risks.  The Audit Committee is also responsible for discussing with management and the Company’s independent auditor, and overseeing the Company’s underlying policies with respect to, risk assessment and risk management.  The Audit Committee also oversees our legal and regulatory compliance programs.  In addition to the Audit Committee’s work in overseeing risk management functions, our full Board regularly engages in discussions of the most significant risks that the Company is facing and how these risks are being managed, and the Board receives reports on these risk areas from the executive officer of the Company. The Board believes that the work undertaken by the Audit Committee, together with the work of the full Board and the executive officer of the Company, enables the Board to effectively oversee the Company’s risk management.

Committees of the Board of Directors

The Board has established an Audit Committee, a Compensation Committee, and a Nominating Committee.

Audit Committee.   The primary purpose of the Audit Committee is to protect the interests of the Company’s stockholders by assisting the Board in fulfilling its responsibilities over the financial policies and reporting process, internal controls, risk management structure and compliance with legal and regulatory requirements.  The Audit Committee recommends to the Board the appointment of the independent auditor, and periodically reviews and evaluates its performance and independence from management.

The Audit Committee acts under the authority of the Audit Committee Charter adopted by the Board on March 22, 2006, a copy of which is available on the Company’s website, www.gatewayenergy.com.

The Audit Committee is currently comprised of Mr. Niemann as Chairman and Messrs. Huff and Raasch.  Each current member of the Audit Committee is independent from the Company as defined by Nasdaq listing standards.  During the fiscal year ended December 31, 2012, the Audit Committee met 5 times.  Currently, Messrs. Niemann and Huff are audit committee financial experts as defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee.   The primary purpose of the Compensation Committee (the “Compensation Committee”) is to review and recommend to the Board compensation for officers of the Company and to administer the Company’s equity incentive plans.  The Board has delegated broad discretion to the Compensation Committee to review and develop the Company’s general compensation philosophy, policies, and practices.  The Compensation Committee reports its findings with respect to the Company’s compensation philosophy, policies, and practices to the Board along with the Compensation Committee’s recommendations regarding these matters to the Board for the Board’s review and approval.

The Compensation Committee makes recommendations regarding officer compensation in light of the Compensation Committee’s review of such officer’s performances.  The Compensation Committee may, from time to time, solicit input from the Company’s executive officer in conducting the performance reviews.  In addition, the Compensation Committee reviews the Company’s current equity incentive plans and makes recommendations to the Board regarding the plans, including, if necessary, the modification or termination of the plans or the adoption of new equity incentive plans.

The Compensation Committee also reviews and makes recommendations regarding the compensation of the Company’s directors.  The Compensation Committee and the Board believe that the Company’s 2007 Equity Incentive Plan allows the Company to attract and retain key executive officers and employees which, in turn, maximizes the value of the Company’s Common Stock.

The Compensation Committee acts under the authority of the Compensation and Stock Option Committee Charter adopted by the Board on March 22, 2006, a copy of which is available on the Company’s website, www.gatewayenergy.com.  The Compensation Committee may, in its discretion, retain an outside consultant to assist the Compensation Committee in discharging its duties; however none were retained for the fiscal year ending December 31, 2012.

The Compensation Committee is currently comprised of Mr. Huff as Chairman and Mr. deGeurin.  During the fiscal year ended December 31, 2012, the Compensation Committee met 2 times.

Nominating Committee.   The process by which the Board anticipates that it will identify new candidates for Board membership is through recommendations of the Nominating Committee.  The primary purpose and responsibility of the Nominating Committee is to annually consider the size, composition, and needs of the Board and consider and recommend candidates for membership on the Board.  The Nominating Committee evaluates candidates for service on the Board based on the Policy Statement Regarding the Selection and Tenure for Board adopted by the Company on March 22, 2006 and incorporated into the Nominating Committee Charter.  Nominees are chosen for their ability to represent all of the stockholders, and for their character, judgment, fairness, and overall ability.  Desirable nominees bring valid business or professional knowledge and experience, preferably in the energy industry that can bear on the Company’s strategies and deliberations.  While there is no formal policy with regard to consideration of diversity in identifying nominees, the Nominating Committee will consider diversity in business experience, professional expertise, gender and ethnic background, along with various other factors when evaluating director nominees.

Stockholders may propose director candidates for consideration by the Nominating Committee. Any such recommendations should include the nominee’s name and qualifications for Board membership and should be directed to the Secretary at Gateway Energy Corporation, 1415 Louisiana Street, Suite 4100, Houston, Texas 77002.  The Nominating Committee will consider candidates for nomination submitted by stockholders on the same basis as any other candidate submitted for consideration as a nominee.  To nominate a director, a stockholder must deliver the information required by the Company’s bylaws.

The Nominating Committee acts under the authority of the Nominating Committee Charter approved and adopted by the Board on March 22, 2006, a copy of which is available on the Company’s website, www.gatewayenergy.com.

The Nominating Committee is currently comprised of Messrs. Pevow and Raasch.  During the fiscal year ended December 31, 2012, the Nominating Committee did not meet.

Other Committees.  The Board establishes other Board committees from time to time as it determines appropriate. On October 11, 2012, the Board formed a special committee of its Board (the “Special Committee”), consisting of Messrs. Huff, Niemann and Raasch to explore and evaluate the sale of certain of the Company’s assets, including the proposed sale of certain assets to a company controlled by Frederick M. Pevow, which sale was ultimately consummated on February 7, 2013 pursuant to the Asset Sales Agreement, dated December 12, 2012, between Gateway Pipeline USA Corporation and FMP Holdings, LLC (the “Agreement”).  On October 11, 2012, the Board formed a second special committee (the “Second Special Committee”) comprised of Messrs. deGeurin and Raasch, to explore and evaluate alternatives available to reduce the cost burdens of being a publicly traded company, including whether to terminate its registration under the Securities Exchange Act of 1934, and to evaluate other alternatives, including conversion into a limited liability company, which the Company expects would provide it with greater access to capital in order to meet its present and future business needs. Subsequently, on February 19, 2013, also appointed Mr. Bauch to the Second Special Committee.

Contact the Board of Directors

The Board has established a process by which stockholders may send communications to the Board.  Stockholders may direct questions or comments about accounting, internal accounting controls or auditing matters or other concerns to the Board by contacting the Board in either of the following ways:

Write to the Board:	E-mail the Board:
GEC Board of Directors Gateway Energy Corporation 1415 Louisiana Street, Suite 4100 Houston, Texas 77002	info@gatewayenergy.com

•                     Questions relating to accounting, internal accounting controls or auditing matters will be referred to the Chairman of the Audit Committee.

•                     Other concerns will be referred to the Chairman of the Board.

•                     All questions and comments will be received and processed by the Secretary or Assistant Secretary of the Company.

•                     Stockholders will receive a written acknowledgement from the Secretary or Assistant Secretary upon receipt of the stockholder’s written question or comment.

•                     Stockholders can report their concerns anonymously or confidentially.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Beneficial Owners and Management

The following table sets forth information as of April 29, 2013 concerning the shares of Common Stock beneficially owned by persons known to the Company to be beneficial owners of more than five percent (5%) of the Company’s issued and outstanding Common Stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	GreyCap Energy, LLC 902 Wild Valley Houston, TX 77057	6,250,000 (2)	20.2%
Common Stock	Frederick M. Pevow, Jr. 910 Oak Valley Drive Houston, TX 77024	3,203,639 (3)	10.35%
Common Stock	Crosscap Management, Inc. (4) 5851 San Felipe, Suite 230 Houston, TX 77057	2,000,000 (4)	6.46%

(1)           Based on 30,613,637 shares of Common Stock issued and outstanding as of April 29, 2013 plus, if any, the appropriate number of options currently exercisable or exercisable within 60 days.

(2)           Consists of 6,250,000 shares of Common Stock directly owned by GreyCap Energy, LLC, a Texas limited liability company.  GreyCap Energy, LLC’s beneficial ownership is based on its Schedule 13D filed with the SEC on February 7, 2013.  Brady Crosswell serves as Managing Director of GreyCap Energy, LLC.  Mr. Crosswell also serves as Co-President of Crosscap Management, Inc.

(3)           Consists of 2,791,484 shares of Common Stock directly owned by Mr. Pevow, 115,498 shares of restricted Common Stock subject to various vesting provisions, and 296,657 shares of Common Stock underlying options currently exercisable or exercisable within 60 days.

(4)           Consists of 2,000,000 shares of Common Stock directly owned by Crosscap Partners, L.P., a Texas limited partnership, and Crosscap Partners Enhanced, L.P., a Texas limited partnership.  Crosscap Management, Inc. serves as investment manager to these partnerships and, in such capacity, may be deemed to have voting and dispositive power over the shares held for the accounts of these partnerships.  Brady Crosswell and Henry Crosswell serve as Co-Presidents of Crosscap Management, Inc.  Crosscap Management, Inc.’s beneficial ownership is based on its Schedule 13G/A filed with the SEC on December 17, 2010.

The following table sets forth information as of April 29, 2013 concerning the shares of Common Stock beneficially owned by (i) each director and nominee for director of the Company; (ii) each of the executive officers of the Company; and (iii) all directors and nominees and executive officers as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Class (1)
Common Stock	Perin Greg deGeurin, Director	79,000 (2)	*
Common Stock	David F. Huff, Director	95,000 (3)	*
Common Stock	John O. Niemann, Jr., Director	825,642 (4)	2.67%
Common Stock	Frederick M. Pevow, Jr., Chairman of the Board, President and Chief Executive Officer	3,203,639 (5)	10.35%
Common Stock	John A. Raasch, Director	1,531,409 (6)	4.95%
Common Stock	William Bauch	0	*
	All directors, officers and nominees as a group	5,734,690	18.39%

*              Indicates less than 1% ownership.

(1)           Based on 30,613,637 shares of Common Stock issued and outstanding as of April 29, 2013 plus, if any, the appropriate number of options currently exercisable or exercisable within 60 days.

(2)           Consists of 40,111 shares of Common Stock directly owned by Mr. deGeurin and 38,889 shares of restricted Common Stock subject to various vesting provisions.

(3)           Consists of 56,111 shares of Common Stock directly owned by Mr. Huff and 38,889 shares of restricted Common Stock subject to various vesting provisions.

(4)           Consists of 786,753 shares of Common Stock directly owned by Mr. Niemann and 38,889 shares of restricted common stock subject to various vesting provisions.

(5)           Consists of 2,791,484 shares of Common Stock directly owned by Mr. Pevow, 115,498 shares of restricted Common Stock subject to various vesting provisions, and 296,657 shares of Common Stock underlying options currently exercisable or exercisable within 60 days.

(6)           Consists of 1,382,520 shares of Common Stock directly owned by Mr. Raasch, 38,889 shares of restricted Common Stock subject to various vesting provisions, and 100,000 shares of Common Stock owned by WWJD, Inc., a Nevada corporation, of which Mr. Raasch is the President, Director, and sole shareholder.  Mr. Raasch is deemed to have beneficial ownership over the shares owned by WWJD, Inc. and 10,000 shares of Common Stock underlying options currently exercisable or exercisable within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012 with respect to the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	642,249	$0.28	-
Equity compensation plans not approved by security holders	-	-	-
Total	642,249	$0.28	-

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

In April 2010, Mr. Pevow, our President and Chief Executive Officer, then a beneficial holder of greater than ten percent of the outstanding shares of Common Stock of the Company, announced that he was soliciting written consents from the Company’s stockholders in order to remove the Company’s Board at that time, with the exception of John Raasch, and replace them with a Mr. Pevow’s nominees (the “Consent Solicitation”).  As a result of this Consent Solicitation, on May 19, 2010, six members of the seven-member Board of Directors, Charles O. Buckner, Steven W. Cattron, William A. Henry, Robert Panico, J. Darby Seré and Gordon L. Wright, resigned from the Board of Directors and, on June 1, 2010, Mr. Raasch, the sole remaining member of the Board of Directors following the resignations of such directors, appointed Perin Greg deGeurin, David F. Huff, John O. Niemann, Jr., Frederick M. Pevow, Jr. and Paul G. VanderLinden, III as directors of the Company.  Mr. Raasch and each of these five appointees were subsequently elected as directors of the Company at the Company’s annual meeting of stockholders held in August 2010.  Each of these six directors was reelected to the Board of Directors at the 2011 and 2012 annual meeting of stockholders.

As part of the resolution of the Consent Solicitation and the appointment of Mr. Pevow’s nominees on June 1, 2010, the Company and GEC Holding, LLC, and Frederick M. Pevow, Jr. entered into an agreement that, in addition to appointing Mr. Pevow’s board nominees and agreeing to terminate the Consent Solicitation, the parties agreed that the Company would, subject to Board approval, reimburse Mr. Pevow for actual out-of-pocket fees and expenses incurred in connection with the consent solicitation, up to $310,771.08, $75,000 of which was paid within one business day of the execution of the agreement and $75,000 of which was paid on or before June 30, 2010. The remaining amount was payable in 12 equal monthly installments of $13,397.59, with such payments ending on May 31, 2011.

On February 13, 2013, the Company closed and funded three transactions in order to improve the Company’s financial condition and liquidity.  On December 12, 2012, Gateway Pipeline USA Corporation (“GPUC”), a wholly owned subsidiary of the Company, entered into an asset sales agreement (the “ASA”) with GEC Holding, LLC (now known as FMP Holdings, LLC, the “Buyer”), pursuant to which GPUC agreed to sell certain assets, including certain pipelines and pipeline facilities located in Guadalupe and Shelby Counties, Texas, Miller County, Arkansas and Pettis County, Missouri, as well as certain surface contracts, commercial contracts and records related to the operation of the facilities (the “Assets”), to the Buyer for $1,100,000.

Closing of the ASA was conditioned upon the entry of the Company into an agreement with Meridian Bank Texas (“Meridian Bank”), in connection with its loan agreement dated December 7, 2009, as amended April 5, 2011, October 31, 2011 and December 9, 2011 (the “Loan

Agreement.”).

On February 7, 2013, the Company entered into the Subscription Agreement, pursuant to which GreyCap Energy, LLC (“GreyCap”) acquired 6,250,000 shares of the Company’s common stock, par value $.01 per share (the “Common Stock”), constituting 20.4% of the Company’s issued and outstanding Common Stock, at an aggregate purchase price of $250,000.  The shares purchased by GreyCap were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

Following the closing of the purchase of shares by GreyCap, the Company was required to appoint William Bauch to the Board, to serve on the Board through the date of the Company’s 2013 annual meeting of stockholders, or until a successor is duly elected and qualified.

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

Director Independence

The business of the Company is managed under the direction of the Board.  Our Board currently consists of six persons.  With the exception of Mr. Pevow, the Company’s President and Chief Executive Officer, each of our directors satisfies the independence requirements of the SEC and Nasdaq listing standards.

Item 14.    Principal Accounting Fees and Services

Audit Fees

For the fiscal year ended December 31, 2012, the Company paid Pannell Kerr Forster of Texas, P.C. (“PKF”) aggregate fees of $84,985 for auditing the consolidated financial statements included in the Company’s Annual Report on Form 10-K and for reviewing the unaudited consolidated financial statements included in the Company’s quarterly reports on Form 10-Q.  For the fiscal year ended December 31, 2011, the Company paid PKF aggregate fees of $81,621 for auditing the consolidated financial statements included in the Company’s Annual Report on Form 10-K and for reviewing the unaudited consolidated financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees

The Company did not pay any fees to PKF for audit related services in the fiscal years ended December 31, 2012 and 2011.

Tax Fees

The Company paid PKF $36,775 for non-audit related services, which primarily consisted of preparation of federal and state income tax returns, in the fiscal year ended December 31, 2012.  The Company paid PKF $27,465 for non-audit related services, which primarily consisted of preparation of federal and state income tax returns, in the fiscal year ended December 31, 2011.

All Other Fees

The Company did not pay any fees to PKF for financial information systems design and implementation or for other non-audit related services in the fiscal year ended December 31, 2012.  The Company did not pay any fees to PKF for financial information systems design and implementation or for other non-audit related services in the fiscal year ended December 31, 2011.

Fees Paid to Principal Accountants

The following table presents the aggregate fees billed for the indicated services performed by PKF for the 2011 and 2012 fiscal years.

	2011	2012
Audit fees...............................................................................................................	$81,621	$84,985
Audit‑related fees.................................................................................................	—	—
Tax fees.................................................................................................................	27,465	36,775
Other fees...............................................................................................................	—	—
Total.......................................................................................................................	$109,086	$121,760

Pre-Approval Policy Regarding Independent Registered Public Accounting Firm Services

The Audit Committee pre-approves all audit and non-audit services provided by the independent registered public accounting firm prior to the engagement of the independent registered public accounting firm with respect to such services.  The audit and other services provided by our independent accountants are supervised by the Audit Committee.  No services were performed in the fiscal years ended December 31, 2012 or 2011 by our independent registered public accountants that had not been pre-approved by our Audit Committee.

Audit Committee Report

Management has the primary responsibility for the Company’s financial statements.  The Company’s independent registered public accounting firm, Pannell Kerr Forster of Texas, P.C., audits the annual financial statements prepared by management and expresses an opinion as to whether those financial statements fairly present the financial position, results of operations and cash flows of the Company in conformity with U.S. generally accepted accounting principles.  Additionally, Pannell Kerr Forster of Texas, P.C. conducts quarterly reviews of the Company’s unaudited financial statements in accordance with Statement on Auditing Standards (“SAS”) No. 100, “Interim Financial Information,” as amended by SAS No. 90, “Audit Committee Communications.”

The Audit Committee performed the following during the fiscal year ended December 31, 2012:

•              The Audit Committee reviewed the Company’s annual audited financial statements and quarterly unaudited financial statements and met with both management and Pannell Kerr Forster of Texas, P.C. to discuss those financial statements.  Management has represented to the Audit Committee that those financial statements were prepared in accordance with U.S. generally accepted accounting principles;

•              The Audit Committee discussed with Pannell Kerr Forster of Texas, P.C. the written disclosures and letter from the auditor required by applicable requirements of the Public Company Accounting Oversight Board regarding the auditors communications with the Audit Committee concerning independence, and has discussed with the auditor the auditor’s independence from the Company; and

•              Based on its review and the discussions noted above, the Audit Committee recommended to the Board that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission.

•                     As first disclosed in the current report on Form 8-K, filed with the SEC on March 13, 2013, on March 5, 2013, the Audit Committee determined that the Company’s consolidated financial statements for the year ended December 31, 2011 and the quarterly periods ended March 31, 2012, June 30, 2012 and September 30, 2012 should no longer be relied upon.  See the foregoing Form 8-K for additional information.

Submitted by the Audit Committee

John O. Niemann, Jr. (Chairman)

David F. Huff

John A. Raasch

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)           Exhibits

Exhibits	Description
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gateway Energy Corporation
By:	/s/ Frederick M. Pevow, Jr.
Name:	Frederick M. Pevow, Jr.
Title:	President & Chief Executive Officer Secretary and Treasurer
Date:	May 3, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ William H. Bauch William H. Bauch	Director	May 3, 2013
/s/ Perin Greg deGuerin Perin Greg (“Greg”) deGeurin	Director	May 3, 2013
/s/ David F. Huff David F. Huff	Director	May 3, 2013
/s/ John O. Niemann, Jr. John O. Niemann, Jr.	Director	May 3, 2013
/s/ Frederick M. Pevow, Jr. Frederick (“Fred”) M. Pevow, Jr.	Director	May 3, 2013
/s/ John A. Raasch John A. Raasch	Director	May 3, 2013

Exhibit 31.1

Certification Pursuant to

18 U.S.C. Section 1350, As Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Frederick M. Pevow, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Gateway Energy Corporation;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.     Designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.     Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 3, 2013

/s/ Frederick M. Pevow, Jr. Frederick M. Pevow Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit 32.1

Certification Pursuant to

18 U.S.C. Section 1350, As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Gateway Energy Corporation (the “Company”) on Form 10-K/A for the year ended December 31, 2012, as filed with the SEC on the date hereof (the “Report”), the undersigned hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to § 906 of the Sarbanes‑Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Frederick M. Pevow, Jr. Frederick M. Pevow Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) May 3, 2013