Form 10-Q
period 2013-03-31
GATEWAY ENERGY CORP/NE
filed 2013-05-15
CIK 40194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May15, 2013, the registrant had 30,613,637 shares of its common stock outstanding.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Part  I - Financial Information

                                                                                                     ITEM 1.     FINANCIAL STATEMENTS

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	As of
	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$237,719	$33,631
Restricted cash	423,166	-
Accounts receivable trade	528,242	643,524
Prepaid expenses and other assets	104,041	137,085
Current assets of discontinued operations	-	64,698
Total current assets	1,293,168	878,938

Property and Equipment, at cost
Gas distribution, transmission and gathering	14,316,836	14,066,836
Office furniture and other equipment	174,254	174,254
	14,491,090	14,241,090
Less accumulated depreciation and amortization	(10,891,325)	(10,571,643)
	3,599,765	3,669,447

Other Assets
Non-current assets of discontinued operations	-	1,007,287
Other	36,525	28,890
	36,525	1,036,177
Total assets	$4,929,458	$5,584,562

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$487,923	$513,703
Accrued expenses and other liabilities	93,897	20,344
Notes payable - insurance	15,413	60,277
Asset retirement obligations	891,102	595,534
Current maturities of long-term debt	1,712,674	2,557,674
Current liabilities of discontinued operations	-	15,466
Total current liabilities	3,201,009	3,762,998

Asset retirement obligations	735,228	807,326
Total liabilities	3,936,237	4,570,324

Commitments and contingencies

Stockholders' Equity
Preferred stock, $1.00 par value, 10,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value, 150,000,000 shares authorized, 30,332,056 and 24,082,056 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	303,321	240,821
Additional paid-in capital	23,378,055	23,174,831
Accumulated deficit	(22,688,155)	(22,401,414)
Total stockholders' equity	993,221	1,014,238
Total liabilities and stockholders' equity	$4,929,458	$5,584,562

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Operating revenues
Sales of natural gas	$1,020,165	$962,421
Transportation of natural gas and liquids	291,938	317,770
Reimbursables	19,500	137,131
	1,331,603	1,417,322

Operating costs and expenses
Cost of natural gas purchased	896,042	786,621
Operation and maintenance	81,222	89,718
Reimbursable costs	19,500	137,131
General and administrative	349,855	388,946
Acquisition costs	-	30,642
Asset impairments	250,000	-
Depreciation and amortization	69,682	112,685
Asset retirement obligation accretion	28,154	25,023
	1,694,455	1,570,766

Operating loss	(362,852)	(153,444)

Other expense
Interest expense, net	(35,832)	(34,339)
Other, net	(95)	(4,505)
Other expense, net	(35,927)	(38,844)

Loss from continuing operations
before income taxes and discontinued operations	(398,779)	(192,288)
Income tax expense	(14,109)	(5,723)
Loss from continuing operations	(412,888)	(198,011)

Income from discontinued operations, net of taxes	126,147	51,262

Net loss	$(286,741)	$(146,749)

Basic and diluted income (loss) per share:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	-	-
Net loss	$(0.01)	$(0.01)

Weighted average number of basic and
diluted common shares outstanding	27,693,167	23,674,602

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

	GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
	(Unaudited)
	For the Three Months Ended March 31,
	2013	2012

Cash flows from operating activities - continuing operations
Loss from continuing operations	$(412,888)	$(198,011)
Adjustments to reconcile loss from continuing operations
to net cash provided by operating activities:
Depreciation and amortization	69,682	112,685
Asset impairment	250,000	-
Asset retirement obligation accretion	28,154	25,023
Stock based compensation expense, net of forfeitures	15,724	17,833
Amortization of deferred loan costs	12,802	5,629
Asset retirement obligation expenditures	(54,684)	-
Net change in operating assets and liabilities, resulting
from changes in:
Accounts receivable trade	115,282	(57,227)
Prepaid expenses, deposits and other assets	35,669	57,797
Accounts payable	(25,780)	77,257
Accrued expenses and other liabilities	73,553	(8,728)
Net cash provided by operating activities	107,514	32,258

Cash flows from investing activities - continuing operations
Capital expenditures	-	(11,036)
Acquisitions	-	(1,000,000)
Net cash used in investing activities	-	(1,011,036)

Cash flows from financing activities - continuing operations
Issuance of common stock	250,000	-
Proceeds from borrowings	44,785	750,000
Payments on borrowings	(934,649)	(116,928)
Deferred financing costs	(23,062)	(8,750)
Change in restricted cash	(423,166)	-
Net cash provided by (used in) financing activities	(1,086,092)	624,322

Net decrease in cash and cash equivalents from continuing operations	(978,578)	(354,456)

Discontinued operations
Net cash provided by discontinued operations operating activity	175,379	45,616
Net cash provided by discontinued operations investing activity	1,007,287	-
Net increase in cash and cash equivalents from discontinued operations	1,182,666	45,616

Cash and cash equivalents at beginning of period	33,631	554,054
Cash and cash equivalents at end of period	$237,719	$245,214

Supplemental disclosures of cash flow information
Cash paid for interest	$13,663	$28,907
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

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

The Company had available cash of $237,719 at March 31, 2013.  In addition, as of March 31, 2013, the Company had current debt obligations of $1,712,674 and current asset retirement obligations of $891,102.  Based on the Company’s cash position and its projected cash flows from operations as of March 31, 2013, the Company will not have the ability to repay its existing debt obligations, committed capital expenditures and asset retirement obligations unless it is able to obtain additional financing or raise cash through other means, such as asset sales.  If the Company is unsuccessful in those efforts, the Company may be unable to continue its operations.

The Company is actively exploring potential sources of capital to allow it to fund a combination of debt service and asset retirement obligations and to accelerate the implementation of its growth strategy.  Any new capital may take several forms.  There is no guarantee that it will be able to raise outside capital.

In this regard, during the fourth quarter of 2012, the Company entered into an asset sales agreement with FMP Holdings, LLC (the “Buyer”), pursuant to which the Company agreed to sell its Tyson Pipeline Systems, which were acquired October 18, 2010, to the Buyer for $1,100,000.  All of the issued and outstanding capital stock of the Buyer is owned by Frederick M. Pevow, the Company’s President, Chief Executive Officer and Director.  Additionally, Mr. Pevow is the acting President of the Buyer.  On February 7, 2013, the Company closed this transaction.

Furthermore, on February 7, 2013, the Company entered into a subscription agreement, pursuant to which GreyCap Energy LLC agreed to acquire 6,250,000 shares of its common stock, constituting 20.4% of its issued and outstanding common stock, at a sale price of $0.04 per common share, for an aggregate purchase price of $250,000.

With the net proceeds of these two transactions, the Company reduced its borrowings under its Loan Agreement with Meridian Bank by $825,000 and escrowed $450,000 with Meridian Bank to fund the planned abandonment of certain pipelines located in the Gulf of Mexico during the first and second quarter of 2013.

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

MARCH 31, 2013

(Unaudited)

(2)  Summary of Significant Accounting Policies and Estimates

Basis of Presentation

                The Company has prepared the accompanying unaudited consolidated condensed financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of Regulation S-K.  These financial statements should be read together with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 8, 2013.  Certain information and footnote disclosures normally included in financial statements prepared in accordance U.S. GAAP have been condensed or omitted.  The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of the entire year.  Certain reclassifications have been made to the prior period financial statements to conform to the current period’s presentation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s significant estimates include depreciation of long-lived assets, estimates and timing of asset retirement obligations, amortization of deferred loan costs, deferred tax valuation allowance, intangible asset lives, impairment and valuation of the fair value of our long-lived assets, purchase price allocations and valuation of stock based transactions.  Actual results could differ from those estimates.

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

                During the three months ended March 31, 2013, two companies, Hydrocarbon Exchange Corp. and ETC Marketing, Ltd and supplied 52.4% and 47.6%, respectively, of the Company’s total natural gas purchases.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

Due to the nature of the Company’s operations and location of its gas distribution, transmission and gathering systems, the Company is subject to concentration of its sources of revenue from a few significant customers.  Revenues from customers representing 10% or more of total revenue for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012

Dart Container Corporation	51.2%	41.7%
Owens Corning	25.6%	27.2%

The loss of the Company’s contracts with Dart Container Corporation or Owens Corning could have a material adverse effect on its business, results of operations and financial condition.  The Company’s accounts receivable are not collateralized.

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

The following table describes changes to the Company’s asset retirement obligation liability during the three months ended March 31, 2013:

Asset retirement obligation, beginning of period	$1,402,860
Revisions in estimated liabilities	250,000
Asset retirement obligation accretion	28,154
Liabilities settled	(54,684)
Asset retirement obligation, end of period	1,626,330
Less current portion	(891,102)
Asset retirement obligation, long term	$735,228

Since June 30, 2012, several of the Company’s offshore and onshore assets have been negatively affected by the loss of future revenues as customers have chosen to delay or abandon natural gas production due to depressed natural gas prices.  Based on those events and then current natural gas market conditions, management performed an impairment review of its capitalized costs on these systems as of September 30, 2012, including their future abandonment costs and associated intangible assets, in accordance with ASC Topic 360 and determined an impairment of those assets was required.  During the three months ended March 31, 2013, the Company determined that a revision in its estimated abandonment obligation was necessary and accrued an additional $250,000.  As a result of the Company’s continued belief in the lack of further recovery from these assets, the accrual necessary to increase the abandonment obligation was reflected as additional asset impairment expense on the Company’s consolidated Statement of Operations for the three months ended March 31, 2013.

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

The Company recognizes the impact from an uncertain tax position only if that position is more likely than not of being sustained upon examination by the taxing authority based on the technical merits of the position.  Interest and/or penalties related to income tax matters are to be recognized in current income tax expense.  The Company’s tax years from 2002 forward are subject to examination.

Earnings per Share

Basic earnings per share is computed by dividing net earnings or net loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  During the three months ended March 31, 2013 and 2012, all potentially dilutive common shares arising from outstanding stock options and restricted stock have been excluded from diluted earnings per share as their effects were anti-dilutive.

(3)	Business Combinations

                Acquisition of Commerce Pipeline

On February 29, 2012, Gateway Commerce LLC, a wholly owned subsidiary of the Company, purchased a natural gas pipeline from Commerce Pipeline, L.P. (“Commerce”).  The acquisition was made as part of the Company’s strategy to expand its unregulated natural gas distribution activities.  The pipeline is located in Commerce, Texas and delivers natural gas into an aluminum smelting plant owned by Hydro Aluminum Metal Products North America.  The pipeline and related assets were acquired pursuant to an Asset Sales Agreement (the “Agreement”), dated February 29, 2012, between Gateway Commerce LLC and Commerce.  Pursuant to the Agreement and subject to the terms contained therein, Gateway Commerce LLC agreed to acquire from Commerce the pipeline and related assets for $1,000,000 in cash.  The Agreement contained representations, warranties and indemnities that are customary for transactions of this type.  The Company financed the $1,000,000 purchase price through a combination of cash-on-hand and borrowings under its credit facility.  The transaction was accounted for in accordance with ASC Topic 805 “Business Combinations” and recorded to its gas distribution, transmission and gathering property and equipment account.  During the three months ended March 31, 2012, the Company incurred $30,642 in acquisition costs related to legal fees and due diligence expenses associated with this transaction.  During the three months ended March 31, 2013 and 2012, the Company realized revenue of $46,184 and $15,284, respectively, and operating income of $42,983 and $14,566, respectively, from the activity associated with its Commerce pipeline.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

(4)	Discontinued Operations

On July 31, 2012, the Company sold its Bolivar pipeline to Duma Energy Corporation (“Duma”), the operator of the field in which the Bolivar pipeline is located.  In connection with the sale, the Company received $1.00 and Duma assumed certain post-closing liabilities, including the future abandonment obligation of the pipeline.  As of June 30, 2012, the Company carried an asset retirement obligation of $49,310 on its balance sheet with respect to the Bolivar pipeline.  The Company realized an operating loss of $4,956 during the three months ended March 31, 2012, with respect to the Bolivar pipeline.

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

The Company’s results of operations from discontinued operations are as follows:

	For the Three Months Ended March 31,

	2013	2012

Transportation of natural gas and liquids	$38,447	$80,456
Operation and maintenance	(5,289)	(11,366)
Depreciation	(5,292)	(12,701)
Other income (expense)	807	(5,127)
Gain on sale of assets	97,474	-
Income from discontinued operations, net of taxes	$126,147	$51,262

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

(5)	Debt

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

Pursuant to the Fifth Amendment, the following amendments were made to the Loan Agreement:

•         In addition to certain existing collateral securing obligations under the note, the Company assigned a deposit account in the amount of $450,000 to Meridian Bank pursuant to an Assignment of Deposit Account dated as of January 30, 2013.  The purpose of the deposit account is to fund the planned abandonment of certain pipelines located in the Gulf of Mexico during the first and second quarter of 2013.

•         Gateway Delmar LLC was required to execute and deliver an unlimited guaranty in favor of Meridian Bank and became one of the “Guarantors” under the Loan Agreement.

•         The Fifth Amendment requires that the Company maintain a debt to tangible net worth ratio less than or equal to 3.5 to 1.0 as of the end of the each fiscal quarter, a debt service coverage ratio greater than 1.5 to 1.0 and a current ratio of 1.25 to 1.0.

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

As of March 31, 2013, there was a $1,712,674 outstanding balance on the facility.  At March 31, 2013, the Company was not in compliance with the financial covenants of the Loan Agreement.  The Company has not received a waiver of the non-compliance.

(6)	Equity

                Issuance of Common Stock

On February 7, 2013, the Company entered into a subscription agreement (the “Subscription Agreement”), pursuant to which GreyCap Energy LLC (“GreyCap”) agreed to acquire 6,250,000 shares of the Company’s common stock, constituting 20.4% of the Company’s issued and outstanding common stock, at an aggregate purchase price of $250,000.

The closing of the transactions contemplated by the Subscription Agreement occurred immediately following the closing of the (i) transactions contemplated by the ASA and (ii) the Fifth Amendment.  The shares purchased by GreyCap were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

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

The Company made no stock-based compensation awards during the three months ended March 31, 2013.  As of March 31, 2013, 622,249 shares of the Company’s common stock were issuable under outstanding stock option grants under the 2007 Plan (which is in addition to 20,000 shares issuable under outstanding stock option grants under the Company’s former 1998 Stock Option Plans).  The Company also has 281,581 shares of unvested restricted stock outstanding under the 2007 Plan.

Compensation expense related to non-qualified stock options and restricted stock was $15,724 for the three months ended March 31, 2013, as compared to compensation expense of $17,833 for the three months ended March 31, 2012.  We view all awards of stock-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the fair value of the award over the requisite service period.

Compensation expense related solely to stock options was $4,915 and $5,015 for the three months ended March 31, 2013 and 2012, respectively.  The Company had no forfeitures in the first three months of 2013 or 2012.  At March 31, 2013, there was $13,478 of total unrecognized compensation expense related to unvested stock option awards which is expected to be recognized over a remaining weighted-average period of approximately one year.

                The following table represents stock option activity for the three months ended March 31, 2013:

		Weighted	Weighted
		Average	Average	Intrinsic Value
		Exercise	Contractual	of Options as of
	Shares	Price	Terms	March 31, 2013
(Years)

Options outstanding, beginning of period	642,249	$0.28	3.01
Options granted	-	$-	-
Options cancelled	-	$-	-
Options exercised	-	$-	-
Options outstanding, end of period	642,249	$0.28	2.77	$-
Options exercisable, end of period	326,657	$0.31	2.52	$-

The market value of the Company’s common stock, as quoted on the OTCBB, on March 29, 2013, the last trading day of the Company’s first quarter, was $0.03 per share.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

Compensation expense for restricted stock is recognized on a straight-line basis over the vesting period.  We recognized $10,809 and $12,818 in compensation expense related to restricted stock grants during the three months ended March 31, 2013 and 2012, respectively.  Compensation expense related to restricted stock grants is based upon the market value of the shares on the date of the grant.  As of March 31, 2013, unrecognized compensation cost related to restricted stock awards was $32,176, which is expected to be recognized over the remaining weighted average period of approximately one year.

                The following table represents restricted stock activity for the three months ended March 31, 2013:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested, beginning of period	281,581	$0.23
Granted	-	$-
Vested	-	$-
Forfeited	-	$-
Non-vested, end of period	281,581	$0.23

Item  2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among others, possible future events, our future performance, and our future operations.  Forward-looking statements can be identified by words such as “may,” “will,” “should,” “anticipates,” “believes,” “expects,” “plans,” “future,” “intends,” “could,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar references to future periods. These statements are only our predictions.  Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made.  Our actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2012.  We cannot guarantee future results, levels of activities, performance, or achievements. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time, whether as a result of new information, future developments or otherwise.

Examples of forward-looking statements include, among others, statements we make concerning:

•      Expectations regarding our operating margins from our distribution systems;

•      Expectations regarding our transportation revenues from our gathering systems;

•      Expectations regarding our operating margins from our gathering systems;

•      Expectations regarding our general and administrative expenses in 2013;

•      Expectations regarding our ability to finance the construction of new facilities;

•      Expectations regarding our ability to find new sources of capital to fund debt service and asset retirement obligations; and

•      Expectations regarding future activities planned by our customers.

                Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reporting of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Note 2 to our audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012, provides a summary of our significant accounting policies, which are all in accordance with U.S. GAAP.  Certain of our accounting policies are critical to understanding our Consolidated Financial Statements because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s significant estimates include depreciation of long-lived assets, estimates and timing of asset retirement obligations, amortization of deferred loan costs, deferred tax valuation allowance, intangible asset lives, impairment and valuation of the fair value of our long-lived assets, purchase price allocations and valuation of stock based transactions.  Actual results could differ from those estimates.

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

The Henry Hub monthly, INSIDE FERC price for natural gas (as quoted in the Platts Gas Daily Price Guide) during the three months ended March 31, 2013, averaged $3.34 per MMBtu, as compared to $2.72 per MMBtu for the three months ended March 31, 2012.

	For the Three Months Ended March 31,
	2013	2012

Operating revenues
Sales of natural gas	$1,020,165	$962,421
Transportation of natural gas and liquids	291,938	317,770
Reimbursables	19,500	137,131
	1,331,603	1,417,322

Operating costs and expenses
Cost of natural gas purchased	896,042	786,621
Operation and maintenance	81,222	89,718
Reimbursable costs	19,500	137,131
General and administrative	349,855	388,946
Acquisition costs	-	30,642
Asset impairments	250,000	-
Depreciation and amortization	69,682	112,685
Asset retirement obligation accretion	28,154	25,023
	1,694,455	1,570,766

Operating loss	(362,852)	(153,444)

Other expense
Interest expense, net	(35,832)	(34,339)
Other, net	(95)	(4,505)
Other expense, net	(35,927)	(38,844)

Loss from continuing operations
before income taxes and discontinued operations	(398,779)	(192,288)
Income tax expense	(14,109)	(5,723)
Loss from continuing operations	(412,888)	(198,011)

Income from discontinued operations, net of taxes	126,147	51,262

Net loss	$(286,741)	$(146,749)

                Revenues

Our total revenues declined $85,719, or 6.0%, during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Revenues from sales of gas on our Waxahachie distribution system increased $57,744 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, predominantly attributable to significantly higher gas prices.  The Company realized an average price of $3.96 per MMBtu for the first quarter of 2013, as compared to $3.38 per MMBtu for the first quarter of 2012.  The benefit of this increase, however, was partially offset by a decline in our average sales volume between the two periods.  During the first quarter of 2013, our sales volumes totaled 257,478 MMBtu, or an average of 2,861 MMBtu per day, as compared to 284,352 MMBtu, or an average of 3,125 MMBtu per day, for the first quarter of 2012.  The increase in revenues due to higher gas prices from our Waxahachie system was more than offset by increases in the cost of purchased gas.  Although our volumes are bought and sold pursuant to “back-to-back” contracts based on monthly price indices, our contractual mark-up on the index pricing was lowered as a result of contract renegotiations in the first quarter of 2013.

Our transportation revenues decreased by $25,832 for the three months ended March 31, 2013, as compared to the same period in 2012.  This decrease was primarily attributable to decreases of $56,732 in transportation revenues attributable to lower production on, and abandonment of, natural gas wells connected to our gathering systems.  However, partially offsetting these declines were $30,900 of higher revenue contribution from our Commerce pipeline acquired on February 29, 2012.

Revenues from reimbursable costs decreased by $117,631 during the three months ended March 31, 2013, as compared to same period in 2012.  This decrease is attributable to decreased operating costs which, pursuant to particular contractual arrangements, are reimbursed by our customers.  These revenues will fluctuate as the related expenses increase or decrease.

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

Operating Margin

We define operating margin as fee revenues from the transportation of natural gas, plus revenues from the reimbursement of reimbursable costs, plus revenues from the sale of natural gas, net of the cost of purchased gas, less operating and maintenance expenses and reimbursable costs generated by our pipeline systems.  Operating margin was $334,839 for the three months ended March 31, 2013, which was a decline from the $403,852 we recognized during the same period in 2012.

Unregulated Distribution Systems

Operating margin contribution from our distribution systems was $183,258 during the three months ended March 31, 2013, a $15,150 decrease compared to the $198,408 contribution during the same period in 2012.  Our Commerce pipeline system, acquired on February 29, 2012, contributed $42,983 of operating margin during the three months ended March 31, 2013, as compared to $14,566 during the three months ended March 31, 2012, or an increase of $28,417.  We also realized a slight increase in operating margin contribution of $7,083 from our Delmar pipeline system.  These increases, however, were more than offset by a decrease of $50,650 in operating margin contribution from our Waxahachie distribution system.  During the first quarter of 2013, our Waxahachie distribution system contributed $104,538 of operating margin, as compared to a contribution of $155,188 in 2012.  As noted above, our contractual mark-up on the index pricing was lowered in our most recent contract renegotiation with our customer who purchases the off-take from this system.

We expect our full year 2013 operating margin from our distribution systems to be lower by at least 25% in 2013, as compared to 2012, as a result of contract renewals at reduced volumes and lower prices than what we realized in 2012.

Gathering Systems

Operating margin contribution from our gathering systems was $151,580 during the three months ended March 31, 2013, a $53,863, or 26.2%, decrease compared to the $205,443 contribution during 2012.

Our Gulf of Mexico gathering systems contributed $65,385 to operating margin during the three months ended March 31, 2013, a $19,265 decrease compared to the $84,650 realized during 2012.  Our Hickory Creek gathering system continued to decline in performance in 2013, generating $86,195 in operating margin during the first quarter of 2013, as compared to $120,793 in 2012, or a decline of $34,598.

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

                General and Administrative Costs

General and administrative expenses were $349,855 for the three months ended March 31, 2013, which represented a decrease of $39,091, from the $388,946 in such expenses we recognized during the same period of 2012.  This decrease was primarily attributable to lower employee compensation costs and lower professional fees.

We expect general and administrative expenses during 2013 to continue to be comparable to those realized in 2012, as we continue to manage our overall level of fixed costs.

                Acquisition Costs

We incurred acquisition related costs of $30,642 during the three months ended March 31, 2012, related to the acquisition of our Commerce pipeline completed on February 29, 2012.

Asset Impairments

Since June 30, 2012, several of our offshore and onshore assets have been negatively affected by the loss of future revenues as customers have chosen to delay or abandon natural gas production due to depressed natural gas prices.  Based on those events and then current natural gas market conditions, we performed an impairment review of our capitalized costs on these systems as of September 30, 2012, including their future abandonment costs and associated intangible assets, in accordance with ASC Topic 360 and determined an impairment of those assets was required.  During the three months ended March 31, 2013, we determined that a revision in our estimated abandonment obligation was necessary and accrued an additional $250,000.  As a result of our continued belief in the lack of further recovery from these assets, the accrual necessary to increase the abandonment obligation was reflected as additional asset impairment expense.

Depreciation and Amortization

As a result of the asset impairment charges recognized during 2012, our depreciation expense for the period ended March 31, 2013, decreased $43,003, to $69,682, as compared to the $112,685 recognized during the three months ended March 31, 2012.

Asset Retirement Obligation Accretion

We have established an estimated asset retirement obligation with a current value of $1,476,330, on a discounted basis, with respect to our offshore Gulf of Mexico gathering systems.  This liability is being accreted to our total undiscounted estimated liability over future periods until the date of such abandonment.  During the three months ended March 31, 2013 and 2012, we recognized $28,154 and $25,023 of such accretion expense, respectively.

Interest Expense, net

Our interest expense, net, was comparable between the three months ended March 31, 2013 and 2012, as we had similar average borrowings outstanding during the periods.

Income Tax Expense

Our income tax expense for both periods presented consists solely of accrued Texas franchise taxes payable based on our Texas activity.

Income from Discontinued Operations, net of taxes

On December 12, 2012, we entered into an asset sales agreement pursuant to which we agreed to sell our Tyson Pipeline Systems, which were acquired October 18, 2010.  The sale transaction closed on February 7, 2013.  As a result, we don’t expect material contributions from, or expenditures on, these assets during 2013.

During the three months ended March 31, 2013, these assets generated revenue of $38,447 and incurred operation and maintenance expenses of $5,289, depreciation of $5,292 and other income of $807.  We also realized a gain on the sale of these assets of $97,474, resulting in net income from discontinued operations of $126,147.

During the three months ended March 31, 2012, these assets generated revenue of $80,456 and incurred operation and maintenance expenses of $11,366, depreciation of $12,701 and other expense of $5,127, resulting in net income from discontinued operations of $51,262.

Liquidity and Capital Resources

Net cash provided by continuing operations operating activities totaled $107,514 during the three months ended March 31, 2013, as compared to $32,258 for the three months ended March 31, 2012.  This increase was attributable to changes in working capital between the two periods.

We did not use any cash in continuing operations investing activities during the three months ended March 31, 2013.  We did use $1,011,036 of cash in continuing operations investing activities during the three months ended March 31, 2012, primarily attributable to our acquisition of the Commerce pipeline.

We used $1,086,092 of cash in continuing operations financing activities for the three months ended March 31, 2013, primarily on the partial repayment of outstanding bank borrowings upon the closing of the sale of our Tyson Pipeline Systems.  In addition, as a condition of the fifth amendment to our loan agreement, discussed below, we were required to escrow $450,000 of our sale proceeds to use in meeting part of our asset retirement obligations.  During 2013, we also issued 6,250,000 shares of our common stock for an aggregate purchase price of $250,000.

We were provided $624,322 of net cash from continuing operations financing activities during the three months ended March 31, 2012, primarily attributable to borrowings on our credit facility to acquire the Commerce pipeline, partially offset by required repayments of indebtedness.

During the three months ended March 31, 2013, we were provided $1,182,666 of cash from discontinued operations, primarily attributable to the $1,100,000 of gross sales proceeds received upon consummation of our asset sale.

We had available cash of $237,719 at March 31, 2013, in addition to $423,166 of restricted cash to be used in meeting our asset retirement obligations.  As of March 31, 2013, we had current debt obligations of $1,712,674 and current asset retirement obligations of $891,102.  .  On May 2, 2013, the Bureau of Safety and Environmental Enforcement (“BSEE”) approved our request to reestablish partial right-of-way on one of our pipelines located in the Gulf of Mexico, subject to the decommissioning of a section of the pipeline within 180 days of issuance of approval. The estimated asset abandonment obligation associated with the subject pipelines was approximately $300,000 as of March 31, 2013.

Based on our cash position and our projected cash flows from operations as of March 31, 2013, we will not have the ability to repay our existing debt obligations, committed capital expenditures and asset retirement obligations unless we are able to obtain additional financing or raise cash through other means, such as asset sales.  If we are unsuccessful in those efforts, the Company may be unable to continue its operations beyond October 2013, even if we successfully extend the maturity of Amended Term Note, which currently matures on June 30, 2013.

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

                Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at March 31, 2013.

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

	For the Three Months Ended March 31,
	2013	2012

Operating Margin	$334,839	$403,852
Less:
General and administrative expenses	349,855	388,946
Acquisition costs	-	30,642
Asset impairments	250,000	-
Depreciation and amortization	69,682	112,685
Asset retirement obligation accretion	28,154	25,023
Interest expense, net	35,832	34,339
Income tax expense	14,109	5,723
Other expense, net	95	4,505
Plus:
Income from discontinued operations, net of taxes	126,147	51,262
Net loss	$(286,741)	$(146,749)

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

                As of March 31, 2013, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

                There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2013, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1.   Legal Proceedings

                None

Item 1A.  Risk Factors

                There are no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3.	Defaults Upon Senior Securities

At March 31, 2013, the Company was not in compliance with the financial covenants of the Loan Agreement.  The Company has not received a waiver of this non-compliance.  However, the Company is in active discussions with Meridian to amend its covenants and principal amortization requirements, but there are no assurances that such amendments will be obtained.

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

                                                                          GATEWAY ENERGY CORPORATION

May 15, 2013	/s/ Frederick M. Pevow
(Date)	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)