Form 10-Q
period 2013-06-30
GATEWAY ENERGY CORP/NE
filed 2013-08-16
CIK 40194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 16, 2013, the registrant had 30,613,637 shares of its common stock outstanding.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Part  I - Financial Information

ITEM 1.     FINANCIAL STATEMENTS

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$104,150	$33,631
Restricted cash	98,252	-
Accounts receivable trade	540,992	643,524
Prepaid expenses and other assets	234,617	137,085
Current assets of discontinued operations	-	64,698
Total current assets	978,011	878,938

Property and Equipment, at cost
Gas distribution, transmission and gathering	14,316,836	14,066,836
Office furniture and other equipment	176,125	174,254
	14,492,961	14,241,090
Less accumulated depreciation and amortization	(10,961,032)	(10,571,643)
	3,531,929	3,669,447

Other Assets
Non-current assets of discontinued operations	-	1,007,287
Other	20,125	28,890
	20,125	1,036,177
Total assets	$ 4,530,065	$ 5,584,562

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$523,376	$513,703
Accrued expenses and other liabilities	45,533	20,344
Notes payable - insurance	107,378	60,277
Asset retirement obligations	569,491	595,534
Current maturities of long-term debt	1,682,674	2,557,674
Current liabilities of discontinued operations	-	15,466
Total current liabilities	2,928,452	3,762,998

Asset retirement obligations, long-term	752,957	807,326
Total liabilities	3,681,409	4,570,324

Commitments and contingencies

Stockholders' Equity
Preferred stock, $1.00 par value, 10,000 shares authorized, no shares issued and outstanding, respectively
	-	-
Common stock, $0.01 par value, 150,000,000 shares authorized, 30,387,612 and 24,082,056 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively

	303,877	240,821
Additional paid-in capital	23,392,609	23,174,831
Accumulated deficit	(22,847,830)	(22,401,414)
Total stockholders' equity	848,656	1,014,238
Total liabilities and stockholders' equity	$4,530,065	$5,584,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Operating revenues
Sales of natural gas	$1,105,132	$789,762	$2,125,297	$1,752,183
Transportation of natural gas and liquids	295,499	327,948	587,437	645,718
Reimbursables	61,652	155,708	81,152	292,839
	1,462,283	1,273,418	2,793,886	2,690,740

Operating costs and expenses
Cost of natural gas purchased	986,056	628,147	1,882,098	1,414,768
Operation and maintenance	112,436	79,005	193,658	168,723
Reimbursable costs	61,652	155,708	81,152	292,839
General and administrative	303,588	325,404	653,443	714,350
Acquisition costs	-	(12,654)	-	17,988
Asset impairments	-	-	250,000	-
Depreciation and amortization	69,706	119,988	139,388	232,673
Asset retirement obligation accretion	29,934	25,632	58,088	50,655
	1,563,372	1,321,230	3,257,827	2,891,996

Operating loss	(101,089)	(47,812)	(463,941)	(201,256)

Other expense
Interest expense, net	(42,457)	(50,015)	(78,289)	(84,354)
Other, net	(12,077)	(1,961)	(12,172)	(6,466)
Other expense, net	(54,534)	(51,976)	(90,461)	(90,820)

Loss from continuing operations before income taxes and discontinued operations	(155,623)	(99,788)	(554,402)	(292,076)

Income tax expense	(4,052)	(4,992)	(18,161)	(10,715)
Loss from continuing operations	(159,675)	(104,780)	(572,563)	(302,791)

Income from discontinued operations, net of taxes	-	55,680	126,147	106,942

Net loss	$(159,675)	$(49,100)	$(446,416)	$(195,849)

Basic and diluted income (loss) per share:
Continuing operations	$(0.01)	$-	$(0.02)	$(0.01)
Discontinued operations	-	-	-	-
Net loss	$(0.01)	$-	$(0.02)	$(0.01)

Weighted average number of basic and diluted common shares outstanding	30,350,982	23,698,259	29,029,416	23,686,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012

Cash flows from operating activities - continuing operations
Loss from continuing operations	$(572,563)	$(302,791)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	139,388	232,673
Asset impairments	250,000	-
Asset retirement obligation accretion	58,088	50,655
Stock based compensation expense	30,834	35,139
Amortization of deferred loan costs	19,586	11,727
Asset retirement obligation expenditures	(388,500)	-
Net change in operating assets and liabilities, resulting from changes in:
Accounts receivable trade	102,532	(106,319)
Prepaid expenses, deposits and other assets	27,898	48,704
Accounts payable	9,673	140,742
Accrued expenses and other liabilities	25,190	(89,860)
Net cash provided by (used in) operating activities	(297,874)	20,670

Cash flows from investing activities - continuing operations
Capital expenditures	(1,871)	(25,429)
Acquisitions	-	(1,000,000)
Net cash used in investing activities	(1,871)	(1,025,429)

Cash flows from financing activities - continuing operations
Issuance of common stock	250,000	-
Proceeds from borrowings	44,785	750,000
Payments on borrowings	(980,062)	(246,599)
Deferred financing costs	(28,873)	(8,750)
Change in restricted cash	(98,252)	-
Net cash provided by (used in) financing activities	(812,402)	494,651

Net decrease in cash and cash equivalents from continuing operations	(1,112,147)	(510,108)

Discontinued operations
Net cash provided by discontinued operations operating activity	175,379	138,176
Net cash provided by discontinued operations investing activity	1,007,287	-
Net increase in cash and cash equivalents from discontinued operations	1,182,666	138,176

Cash and cash equivalents at beginning of period	33,631	554,054
Cash and cash equivalents at end of period	$104,150	$182,122

Supplemental disclosures of cash flow information
Cash paid for interest	$39,807	$58,594
Cash paid for taxes	$19,800	$24,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

  (1)  Business and Organization

Gateway Energy Corporation (the “Company” or “Gateway”), a Delaware corporation, was incorporated in 1960 and entered its current business in 1992.  The Company's common stock, par value $0.01 per share (the “Common Stock”), is traded in the over-the-counter market on the bulletin board (“OTCBB”) section under the symbol GNRG.  Gateway is engaged in the midstream natural gas business.  The Company owns and operates natural gas distribution, transmission and gathering systems located onshore in the continental United States and offshore in federal and state waters of the Gulf of Mexico.

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

  (2)  Liquidity and Going Concern

The Company had available cash of $104,150 at June 30, 2013.  In addition, as of June 30, 2013, the Company had current debt obligations of $1,682,674 and current asset retirement obligations of $569,491.  The Company’s current debt obligation of $1,682,674 as of June 30, 2013 consists of indebtedness outstanding under its Loan Agreement with Meridian Bank (the “Meridian Loan Agreement”).  At June 30, 2013, the Company was not in compliance with some of the financial covenants of the Meridian Loan Agreement and has not received a waiver of this non-compliance.  Therefore, Meridian Bank has the right to exercise its remedies under the Meridian Loan Agreement and related security agreements, including declaring the outstanding balance of the loan immediately due and payable and foreclosing on substantially all of the Company’s assets.   In addition, on June 24, 2013, the Company’s wholly owned subsidiary, Gateway Offshore Pipeline Company, received notice from one of its customers demanding approximately $750,000 in damages.  The customer is alleging that its gas gathering agreement with Gateway Offshore Pipeline Company expired in December 2008 and is demanding a refund of all amounts paid thereafter (approximately $750,000).

Based on the Company’s cash position and its projected cash flows from operations as of June 30, 2013, the Company will not have the ability to repay its existing debt obligations (including its $1,682,674 current debt obligation), the customer demand amount, committed capital expenditures or asset retirement obligations unless it is able to obtain additional financing or raise cash through other means, such as asset sales.  If the Company is unsuccessful in those efforts, if it is unable to successfully resolve the foregoing customer claim or if Meridian Bank exercises its right to declare the outstanding balance of the Meridian Loan Agreement immediately due and payable, the Company and/or its subsidiaries, including Gateway Offshore Pipeline Company, may be unable to continue its operations or be required to seek bankruptcy protection.

The Company is currently exploring a range of alternatives to reduce indebtedness under the Meridian Loan Agreement and to reduce costs, including the cost burdens of being a publicly traded company.  Alternatives that have been considered include using cash flow from operations or issuances of equity and debt securities, conversion into a limited liability company, amendments to the Meridian Loan Agreement and the sale of certain pipeline and pipeline facility assets.  As another alternative, the Company received an unsolicited proposal from certain stockholders (including Frederick M. Pevow, the Company’s President, Chief Executive Officer and a Director) to acquire all of the outstanding shares of common stock of the Company not already owned by such stockholders in the Going Private Transaction (as defined in Note 9).  In connection with the proposal, on August 13, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gateway Acquisition LLC and Gateway Energy Holdings LLC, pursuant to which the Company will be merged with and into Gateway Acquisition LLC and, in such merger, each share of the Common Stock, subject to certain exceptions specified in the Merger Agreement is converted into the right to receive $0.0175 in cash, without interest.  For a more detailed description of the Merger Agreement, see the Company’s Current Report on Form 8-K filed on August 15, 2013

If the conditions of the Merger Agreement are not achieved, the Company will be unable to consummate the Going Private Transaction. As a result, Meridian may demand payment of its debt under the Meridian Loan Agreement, which would have a material adverse effect on the Company’s liquidity, business and financial condition and may result in the Company’s bankruptcy or the bankruptcy of its subsidiaries. Furthermore, if the Company is required to pay a significant amount to resolve the customer demand, it would also have a material adverse effect on the Company’s liquidity, business and financial condition and may result in the Company’s bankruptcy or the bankruptcy of its subsidiaries.  Any actual or potential bankruptcy or liquidity crisis may materially harm the Company’s relationships with its customers, affiliates, employees, suppliers and other key business relationships and otherwise result in significant permanent harm to the Company’s ability to operate its business.  In such an event, the Company’s customers, affiliates, employees, suppliers and other key business relationships may determine that the Company is likely to face a potential bankruptcy or liquidity crisis and the harm to these relationships, the Company’s market share and other aspects of the Company’s business may occur immediately.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

All of the conditions discussed above create a deficiency in short term and long term liquidity and raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and no adjustments to the financial statements have been made to account for this uncertainty.

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

(3)  Summary of Significant Accounting Policies and Estimates

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s significant estimates include depreciation of long-lived assets, estimates and timing of asset retirement obligations, amortization of deferred loan costs, deferred tax valuation allowance, impairment and valuation of the fair value of our long- lived assets, purchase price allocations and valuation of stock based transactions.  Actual results could differ from those estimates.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

                During the three months ended June 30, 2013, two companies, Hydrocarbon Exchange Corp. and ETC Marketing, Ltd supplied 88.5% and 11.5%, respectively, and during the six months ended June 30, 2013, supplied 71.6% and 28.4%, respectively, of the Company’s total natural gas purchases.

Due to the nature of the Company’s operations and location of its gas distribution, transmission and gathering systems, the Company is subject to concentration of its sources of revenue from a few significant customers.  Revenues from customers representing 10% or more of total revenue for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Dart Container Corporation	57.4%	39.0%	54.5%	39.0%
Owens Corning	17.7%	18.1%	21.5%	21.0%
McMoran Exploration	8.9%	14.9%	6.9%	12.3%

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

The following table describes changes to the Company’s asset retirement obligation liability during the six months ended June 30, 2013:

Asset retirement obligation, beginning of period	$1,402,860
Revisions in estimated liabilities	250,000
Asset retirement obligation accretion	58,088
Liabilities settled	(388,500)
Asset retirement obligation, end of period	1,322,448
Less current portion	(569,491)
Asset retirement obligation, long term	$752,957

Since June 30, 2012, several of the Company’s offshore and onshore assets have been negatively affected by the loss of future revenues as customers have chosen to delay or abandon natural gas production due to depressed natural gas prices.  Based on those events and then current natural gas market conditions, management performed an impairment review of its capitalized costs on these systems as of September 30, 2012, including their future abandonment costs and associated intangible assets, in accordance with ASC Topic 360 and determined an impairment of those assets was required.  During the six months ended June 30, 2013, the Company determined that a revision in its estimated abandonment obligation was necessary and accrued an additional $250,000.  As a result of the Company’s continued belief in the lack of further recovery from these assets, the accrual necessary to increase the abandonment obligation was reflected as additional asset impairment expense on the Company’s consolidated Statement of Operations for the six months ended June 30, 2013.

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

Earnings per Share

Basic earnings per share is computed by dividing net earnings or net loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  During the three and six months ended June 30, 2013 and 2012, all potentially dilutive common shares arising from outstanding stock options and restricted stock have been excluded from diluted earnings per share as their effects were anti-dilutive.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

(4)	Business Combinations

                Acquisition of Commerce Pipeline

On February 29, 2012, Gateway Commerce LLC, a wholly owned subsidiary of the Company, purchased a natural gas pipeline from Commerce Pipeline, L.P. (“Commerce”).  The acquisition was made as part of the Company’s strategy to expand its unregulated natural gas distribution activities.  The pipeline is located in Commerce, Texas and delivers natural gas into an aluminum smelting plant owned by Hydro Aluminum Metal Products North America.  The pipeline and related assets were acquired pursuant to an Asset Sales Agreement (the “Agreement”), dated February 29, 2012, between Gateway Commerce LLC and Commerce.  Pursuant to the Agreement and subject to the terms contained therein, Gateway Commerce LLC agreed to acquire from Commerce the pipeline and related assets for $1,000,000 in cash.  The Agreement contained representations, warranties and indemnities that are customary for transactions of this type.  The Company financed the $1,000,000 purchase price through a combination of cash-on-hand and borrowings under the Meridian Loan Agreement.  The transaction was accounted for in accordance with ASC Topic 805 “Business Combinations” and recorded to its gas distribution, transmission and gathering property and equipment account.  During the six months ended June 30, 2012, the Company incurred $17,988 in acquisition costs related to legal fees and due diligence expenses associated with this transaction.  During the three months ended June 30, 2013 and 2012, the Company realized revenue of $46,184 and $45,857, respectively, and operating income of $40,890 and $44,651, respectively, from the activity associated with its Commerce pipeline. During the six months ended June 30, 2013 and 2012, the Company realized revenue of $92,367 and $61,141, respectively, and operating income of $83,870 and $59,217, respectively, from the activity associated with its Commerce pipeline.

(5)	Discontinued Operations

On October 11, 2012, the board of directors of the Company formed a special committee, consisting solely of independent directors, to consider a proposal from the Company’s President, Chief Executive Officer and Director, Frederick M. Pevow, Jr., for a sale of certain of the Company’s assets to Mr. Pevow (the “Asset Sale”).

On December 12, 2012, Gateway Pipeline USA Corporation (“Gateway Pipeline USA”), a wholly owned subsidiary of the Company, entered into an asset sales agreement (the “ASA”) with the Buyer, pursuant to which Gateway Pipeline USA would sell certain assets, including certain pipelines and pipeline facilities located in Guadalupe and Shelby Counties, Texas, Miller County, Arkansas and Pettis County, Missouri, as well as certain surface contracts, commercial contracts and records related to the operation of the facilities (the “Sold Assets”), to the Buyer for $1,100,000.  All of the issued and outstanding capital stock of the Buyer is owned by Frederick M. Pevow, the President, Chief Executive Officer and Director of the Company.  Additionally, Mr. Pevow is the acting President of the Buyer.  On February 7, 2013, the Company closed this transaction.

The Company has determined that, given the consummation of the sale transaction, it has met the guidance set forth in both ASC Topic 205, “Presentation of Financial Statements” and ASC Topic 360, “Property, Plant and Equipment” to reflect the assets, liabilities and results of operations of the Sold Assets as a component of Discontinued Operations for all periods presented herein.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

The Company’s results of operations from discontinued operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Transportation of natural gas and liquids	$-	$78,049	$38,447	$158,505
Operation and maintenance	-	(8,540)	(5,289)	(19,906)
Depreciation	-	(12,700)	(5,292)	(25,401)
Other income (expense)	-	(1,129)	807	(6,256)
Gain on sale of assets	-	-	97,474	-
Income from discontinued operations, net of taxes	$-	$55,680	$126,147	$106,942

(6)	Debt

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

During 2013, the Company executed new premium finance agreements for its current year insurance renewals.  The total original principal amount of the notes issued in connection with these agreements was $107,378 with an interest rate of 3.99%.  The notes required monthly principal and interest payments.  The amount of the monthly payment varied depending on any changes in coverage and policy renewal periods

Long Term Debt

In connection with the sale of the Sold Assets and the closing of the ASA, and effective as of January 30, 2013, the Company, Gateway Pipeline Company (“GPC”), Gateway Offshore Pipeline Company (“GOPC”), Gateway Processing Company (“Gateway Processing”), Gateway Energy Marketing Company (“GEMC”), Gateway Pipeline USA, Gateway Commerce LLC (“GCLLC”) and Gateway Delmar LLC (together with GPC, GOPC, Gateway Processing, GEMC, Gateway Pipeline USA and GCLLC, the “Guarantors”), entered into a fifth amendment to the Meridian Loan Agreement (the “Fifth Amendment”).

Pursuant to the Fifth Amendment, the following amendments were made to the Meridian Loan Agreement:

•         In addition to certain existing collateral securing obligations under the note, the Company assigned a deposit account in the amount of $450,000 to Meridian Bank pursuant to an Assignment of Deposit Account dated as of January 30, 2013.  The purpose of the deposit account is to fund the planned abandonment of certain pipelines located in the Gulf of Mexico during 2013.

•         Gateway Delmar LLC was required to execute and deliver an unlimited guaranty in favor of Meridian Bank and became one of the “Guarantors” under the Meridian Loan Agreement.

•         The Fifth Amendment requires that the Company maintain a debt to tangible net worth ratio less than or equal to 3.5 to 1.0 as of the end of the each fiscal quarter, a debt service coverage ratio greater than 1.5 to 1.0 and a current ratio of 1.25 to 1.0.

In connection with entering the Fifth Amendment, the Company and Meridian also entered into an Amendment to Term Promissory Note effective as of January 30, 2013 (the “Amended Term Note”).  The outstanding balance of the Amended Term Note, as of January 30, 2013, after the partial payoff contemplated by the Paydown Letter was $1,732,674.  Principal on the Amended Term Note is due and payable in equal monthly installments of $10,000, plus all accrued interest, with an original maturity date of June 30, 2013.  The maturity date has since been extended to August 15, 2013.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

As of June 30, 2013, there was $1,682,674 outstanding under the Meridian Loan Agreement.  At June 30, 2013, the Company was not in compliance with some of the financial covenants of the Meridian Loan Agreement.  The Company has not received a waiver of this non-compliance and, as a result, Meridian Bank has the right to exercise its remedies under the Meridian Loan Agreement and related security agreements, including declaring the outstanding balance of the loan immediately due and payable and foreclosing on substantially all of the Company’s assets.

(7)	Commitments and Contingencies

                On June 24, 2013, the Company’s wholly owned subsidiary, Gateway Offshore Pipeline Company, received notice from one of its customers demanding approximately $750,000 in damages.  The customer is claiming that its gas gathering agreement with Gateway Offshore Pipeline Company expired in December 2008 and is demanding a refund of all amounts paid thereafter (approximately $750,000).    The Company has denied all claims and intends to vigorously defend against these claims.  An estimate of the amount or range of loss or possible loss resulting from this demand cannot be made at this time.  If the Company is required to pay a significant amount to resolve the customer demand, it would have a material adverse effect on the Company’s liquidity, business and financial condition and may result in the Company’s bankruptcy or the bankruptcy of its subsidiaries.

(8)	Equity

                Issuance of Common Stock

On February 7, 2013, the Company entered into a subscription agreement (the “Subscription Agreement”), pursuant to which GreyCap agreed to acquire 6,250,000 shares of the Company’s common stock, constituting 20.4% of the Company’s issued and outstanding common stock, at an aggregate purchase price of $250,000.

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

Stock Compensation

Gateway’s 2007 Plan provides for stock-based compensation for officers, employees and non-employee directors.  The 2007 Plan was approved by the shareholders in May 2007 and provided for 2,000,000 shares to be made available under the plan.  In December 2012, the Company’s 2007 Plan was frozen. As a result, no further grants or awards will be made under the 2007 Plan.

The Company made no stock-based compensation awards during the three or six months ended June 30, 2013.  As of June 30, 2013, 622,249 shares of the Company’s common stock were issuable under outstanding stock option grants under the 2007 Plan, which is in addition to 10,000 shares issuable under outstanding stock option grants under the Company’s former 1998 Stock Option Plans.  The Company also has 226,025 shares of unvested restricted stock outstanding under the 2007 Plan.

Compensation expense related to non-qualified stock options and restricted stock was $15,110 and $30,834 for the three and six months ended June 30, 2013, as compared to compensation expense of $17,306 and $35,139 for the three and six months ended June 30, 2012.  We view all awards of stock-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the fair value of the award over the requisite service period.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

Compensation expense related solely to stock options was $4,301 and $9,217 for the three and six months ended June 30, 2013, as compared to $4,915 and $10,356 for the three and six months ended June 30, 2012.  During the three and six months ended June 30, 2013, the Company had forfeitures of options to acquire 10,000 shares of the Company’s common stock.  The Company had no forfeitures in the three or six months ended June 30, 2012.  At June 30, 2013, there was $9,176 of total unrecognized compensation expense related to unvested stock option awards which is expected to be recognized over a remaining weighted-average period of approximately one year.

The following table represents stock option activity for the six months ended June 30, 2013:

		Weighted	Weighted
		Average	Average	Intrinsic Value
		Exercise	Contractual	of Options as of
	Shares	Price	Terms	June 30, 2013
			(Years)
Options outstanding, beginning of period	642,249	$0.28	3.01
Options granted	-	$-	-
Options cancelled	(10,000)	$0.85	-
Options exercised	-	$-	-
Options outstanding, end of period	632,249	$0.27	2.56	$-
Options exercisable, end of period	316,657	$0.29	2.35	$-

The market value of the Company’s common stock, as quoted on the OTCBB, on June 28, 2013, the last trading day of the Company’s second quarter, was $0.02 per share.

Compensation expense for restricted stock is recognized on a straight-line basis over the vesting period.  The Company recognized compensation expense with respect to restricted stock of $10,809 and $21,617 for the three and six months ended June 30, 2013, as compared to $12,391 and $24,783 for the three and six months ended June 30, 2012.  Compensation expense related to restricted stock grants is based upon the market value of the shares on the date of the grant.  As of June 30, 2013, unrecognized compensation cost related to restricted stock awards was $21,367, which is expected to be recognized over the remaining weighted average period of approximately one year.

                The following table represents restricted stock activity for the six months ended June 30, 2013:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested, beginning of period	281,581	$0.23
Granted	-	$-
Vested	(55,556)	$0.22
Forfeited	-	$-
Non-vested, end of period	226,025	$0.23

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

(9)	Subsequent Event

Acquisition Proposal

On July 11, 2013, the Company received an unsolicited proposal from the Company’s President, Chief Executive Officer and Director, Frederick M. Pevow, Jr., on behalf of himself and other potential investors (collectively, the “Participating Stockholders”), to acquire all of the outstanding shares of Common Stock not already owned by the Participating Stockholders for $0.015 per share in cash (altogether the “Going Private Transaction”).  Thereafter, the board of directors formed a special committee (the “Special Committee”) to act on behalf of the Company in respect of such acquisition proposal.  The Special Committee consisted of two members of the board of directors, David F. Huff and Perin Greg deGeurin, who are independent, and was chaired by Mr. Huff.  The Special Committee was empowered to consider, including the authority to pursue, abandon or reject, the proposal from the Participating Stockholders.  On August 5, 2013, the Participating Stockholders filed an amended 13D disclosing that the Participating Stockholders had entered into Subscription, Exchange and Voting Agreements in favor of a merger transaction whereby Participating Stockholders: (i) will acquire Class A Units of Gateway Energy Holdings LLC  (“Holdings”) at a price of $.0175 per Class A Unit in order to fund a portion of the acquisition of all shares of common stock owned by non-Participating Stockholders for cash and (ii) exchange shares of common stock held by each Participating Stockholder for Class B Units of Holdings, subject to the terms and conditions of a definitive merger agreement.  As of August 5, 2013, the Participating Stockholders had beneficial ownership of 56.25% of the total shares of common stock outstanding.  Following negotiations between the Participating Stockholders and the Special Committee regarding the terms of the Going Private Transaction, including the price to be paid per share of Common Stock, the Company entered into the Merger Agreement with Gateway Acquisition LLC and Gateway Energy Holdings LLC on August13, 2013, pursuant to which the Company will be merged with and into Gateway Acquisition LLC and, in such merger, each share of the Common Stock, subject to certain exceptions specified in the Merger Agreement is converted into the right to receive $0.0175 in cash, without interest.  For a more detailed description of the Merger Agreement see the Company’s Current Report on Form 8-K filed on August15, 2013.

If the conditions of the Merger Agreement are not achieved, the Company will be unable to consummate the Going Private Transaction. As a result, Meridian may demand payment of its debt under the Meridian Loan Agreement, which will have a material adverse effect on the Company’s liquidity, business and financial condition and may result in the Company’s bankruptcy or the bankruptcy of its subsidiaries. Any actual or potential bankruptcy or liquidity crisis may materially harm the Company’s relationships with its customers, affiliates, employees, suppliers and other key business relationships and otherwise result in significant permanent harm to the Company’s ability to operate its business. In such an event, the Company’s customers, affiliates, employees, suppliers and other key business relationships may determine that the Company is likely to face a potential bankruptcy or liquidity crisis and the harm to these relationships, the Company’s market share and other aspects of the Company’s business may occur immediately.

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

Overview

The Company is engaged in the midstream natural gas business. The Company owns and operates natural gas distribution, transmission and gathering systems located onshore in the continental United States and offshore in federal and state waters of the Gulf of Mexico.

The Company currently has indebtedness outstanding under its Loan Agreement with Meridian Bank (the “Meridian Loan Agreement”), which contains customary financial and other covenants and an original maturity date of June 30, 2013.  Meridian has extended the maturity date to August 15, 2013.  Because the Company is not in compliance with some of its financial covenants at June 30, 2013, it is in breach of the Meridian Loan Agreement and Meridian has the right to exercise its remedies under the Meridian Loan Agreement and related security agreements, including declaring the outstanding balance of the loan immediately due and payable and foreclosing on substantially all of the Company’s assets.

The Company is currently exploring a range of alternatives to reduce indebtedness under the Meridian Loan Agreement and to reduce costs, including the cost burdens of being a publicly traded company. Alternatives that have been considered include using cash flow from operations or issuances of equity and debt securities, conversion into a limited liability company, amendments to the Meridian Loan Agreement and the sale of certain pipeline and pipeline facility assets.  As another alternative, the Company received an unsolicited proposal from certain stockholders to acquire all of the outstanding shares of common stock of the Company not already owned by such stockholders in the Going Private Transaction. In connection with the proposal, on August 13, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gateway Acquisition LLC and Gateway Energy Holdings LLC, pursuant to which the Company will be merged with and into Gateway Acquisition LLC and, in such merger, each share of the Common Stock, subject to certain exceptions specified in the Merger Agreement is converted into the right to receive $0.0175 in cash, without interest.

On June 24, 2013, the Company’s wholly owned subsidiary, Gateway Offshore Pipeline Company, received notice from one of its customers demanding approximately $750,000 in damages.  The customer is claiming that its gas gathering agreement with Gateway Offshore Pipeline Company expired in December 2008 and is demanding a refund of all amounts paid thereafter (approximately $750,000).    The Company has denied all claims and intends to vigorously defend against these claims.  An estimate of the amount or range of loss or possible loss resulting from this demand cannot be made at this time.  If the Company is required to pay a significant amount to resolve the customer demand, it would have a material adverse effect on the Company’s liquidity, business and financial condition and may result in the Company’s bankruptcy or the bankruptcy of its subsidiaries.

If the conditions of the Merger Agreement are not achieved, the Company will be unable to consummate the Going Private Transaction. As a result, Meridian may demand payment of its debt under the Meridian Loan Agreement, which would have a material adverse effect on the Company’s liquidity, business and financial condition and may result in the Company’s bankruptcy or the bankruptcy of its subsidiaries.  Furthermore, if the Company is required to pay a significant amount to resolve the customer demand, it would also have a material adverse effect on the Company’s liquidity, business and financial condition and may result in the Company’s bankruptcy or the bankruptcy of its subsidiaries.  Any actual or potential bankruptcy or liquidity crisis may materially harm the Company’s relationships with its customers, affiliates, employees, suppliers and other key business relationships and otherwise result in significant permanent harm to the Company’s ability to operate its business.  In such an event, the Company’s customers, affiliates, employees, suppliers and other key business relationships may determine that the Company is likely to face a potential bankruptcy or liquidity crisis and the harm to these relationships, the Company’s market share and other aspects of the Company’s business may occur immediately.

All of the conditions discussed above create a deficiency in short term and long term liquidity and raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and no adjustments to the financial statements have been made to account for this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s significant estimates include depreciation of long-lived assets, estimates and timing of asset retirement obligations, amortization of deferred loan costs, deferred tax valuation allowance, impairment and valuation of the fair value of our long-lived assets, purchase price allocations and valuation of stock based transactions.  Actual results could differ from those estimates.

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

The Henry Hub monthly, INSIDE FERC price for natural gas (as quoted in the Platts Gas Daily Price Guide) during the three months ended June 30, 2013, averaged $4.10 per MMBtu, as compared to $2.21 per MMBtu for the three months ended June 30, 2012, and for the six months ended June 30, 2013, averaged $3.72 per MMBtu, as compared to $2.47 per MMBtu for the six months ended June 30, 2012.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Operating revenues
Sales of natural gas	$1,105,132	$789,762	$2,125,297	$1,752,183
Transportation of natural gas and liquids	295,499	327,948	587,437	645,718
Reimbursables	61,652	155,708	81,152	292,839
	1,462,283	1,273,418	2,793,886	2,690,740

Operating costs and expenses
Cost of natural gas purchased	986,056	628,147	1,882,098	1,414,768
Operation and maintenance	112,436	79,005	193,658	168,723
Reimbursable costs	61,652	155,708	81,152	292,839
General and administrative	303,588	325,404	653,443	714,350
Acquisition costs	-	(12,654)	-	17,988
Asset impairments	-	-	250,000	-
Depreciation and amortization	69,706	119,988	139,388	232,673
Asset retirement obligation accretion	29,934	25,632	58,088	50,655
	1,563,372	1,321,230	3,257,827	2,891,996

Operating loss	(101,089)	(47,812)	(463,941)	(201,256)

Other expense
Interest expense, net	(42,457)	(50,015)	(78,289)	(84,354)
Other, net	(12,077)	(1,961)	(12,172)	(6,466)
Other expense, net	(54,534)	(51,976)	(90,461)	(90,820)

Loss from continuing operations before income taxes and discontinued operations	(155,623)	(99,788)	(554,402)	(292,076)

Income tax expense	(4,052)	(4,992)	(18,161)	(10,715)
Loss from continuing operations	(159,675)	(104,780)	(572,563)	(302,791)

Income from discontinued operations, net of taxes	-	55,680	126,147	106,942

Net loss	$(159,675)	$(49,100)	$(446,416)	$(195,849)

                Revenues

Our total revenues increased $188,865, or 14.8%, during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, and increased $103,146, or 3.8% during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Revenues from sales of gas on our Waxahachie distribution system increased $315,370 and $373,114 for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, attributable to significantly higher gas prices.  The Company realized an average price of $4.71 per MMBtu for the second quarter of 2013, as compared to $2.87 per MMBtu for the second quarter of 2012.  For the six months ended June 30, 2013, the Company realized an average price of $4.32 per MMBtu as compared to $3.13 for the six months ended June 30, 2012.  The benefit of this increase, however, was partially offset by a decline in our average sales volume between the periods due to a reduction in the contractual volumes between the periods presented.  During the second quarter of 2013, our sales volumes totaled 234,688 MMBtu, or an average of 2,579 MMBtu per day, as compared to 275,511 MMBtu, or an average of 3,028 MMBtu per day, for the second quarter of 2012.  During the first six months of 2013, our sales volumes totaled 492,166 MMBtu, or an average of 2,719 MMBtu per day, as compared to 559,863 MMBtu, or an average of 3,076 MMBtu per day, for the first six months of 2012.  The increase in revenues due to higher gas prices from our Waxahachie system was offset by increases in the cost of purchased gas.  Although our volumes are bought and sold pursuant to “back-to-back” contracts based on monthly price indices, our contractual mark-up on the index pricing, and the contractual volumes committed, were lowered as a result of contract renegotiations in the first quarter of 2013.

Our transportation revenues decreased by $32,449 and $58,281 for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  This decrease was primarily attributable to lower production on, and abandonment of, natural gas wells connected to our gathering systems.  However, during the six months ended June 30, 2013, these declines were partially offset by $31,226 of higher revenue contribution from our Commerce pipeline acquired on February 29, 2012.

Revenues from reimbursable costs decreased by $94,056 and $211,687 during the three and six months ended June 30, 2013, respectively, as compared to same periods in 2012.  This decrease is attributable to decreased operating costs which, pursuant to particular contractual arrangements, are reimbursed by our customers.  These revenues will fluctuate as the related expenses increase or decrease.

We believe that transportation revenues from our gathering systems will start to increase beginning in the third quarter of 2013 due to drilling and workover activities planned by our customers, in particular those connected to our Hickory Creek pipeline system.  There are no assurances that such planned drilling and workover activities will continue, as they are dependent on oil and gas prices, drilling rig availability and dry hole risk, among other factors.

Operating Margin

We define operating margin as fee revenues from the transportation of natural gas, plus revenues from the reimbursement of reimbursable costs, plus revenues from the sale of natural gas, net of the cost of purchased gas, less operating and maintenance expenses and reimbursable costs generated by our pipeline systems.  Operating margin was $302,139 and $636,978 for the three and six months ended June 30, 2013, respectively, which was a decline from the $410,558 and $814,410 we recognized during the three and six months ended June 30, 2012, respectively.

Unregulated Distribution Systems

Operating margin contribution from our distribution systems was $149,780 and $332,885 during the three and six months ended June 30, 2013, respectively, which represented decreases of $75,166 and $90,469 as compared to the $224,946 and $423,354 contribution during the same periods in 2012.  Our Commerce pipeline system, acquired on February 29, 2012, contributed $40,890 and $83,870 of operating margin during the three and six months ended June 30, 2013, respectively, as compared to $44,651 and $59,217 during the three and six months ended June 30, 2012, respectively.  We also realized slight increases in operating margin contribution of $5,302 and $12,384 from our Delmar pipeline system during the three and six months ended June 30, 2013, respectively, as compared to the same periods of 2012.  These increases, however, were more than offset by a decrease of $76,707 and $127,506 in operating margin contribution from our Waxahachie distribution system during the three and six months ended June 30, 2013, respectively, as compared to the same periods of 2012.  As noted above, our contractual mark-up on the index pricing we receive on sales from our Waxahachie distribution system was decreased in our most recent contract renegotiation with our customer who purchases the off-take from this system.

We expect our full year 2013 operating margin from our distribution systems to be lower by at least 25% in 2013, as compared to 2012, as a result of contract renewals at reduced volumes and lower prices than what we realized in 2012.

Gathering Systems

Operating margin contribution from our gathering systems was $152,359 and $304,093 during the three and six months ended June 30, 2013, respectively, and represented decreases of $33,253 and $86,963 compared to the $185,612 and $391,056 contribution during the same periods of 2012.

Our Gulf of Mexico gathering systems contributed $77,452 and $153,966 to operating margin during the three and six months ended June 30, 2013, respectively, and represented increases of $13,552 and $14,166, respectively when compared to the $63,900 and $139,800 realized during 2012.

Our Hickory Creek gathering system continued to decline in performance in 2013, generating $79,411 and $165,608 in operating margin during the three and six months ended June 30, 2013, respectively, as compared to $127,705 and $248,498 during the three and six months ended June 30, 2012, respectively.

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

General and Administrative Costs

General and administrative expenses were $303,588 and $653,443 for the three and six months ended June 30, 2013, respectively, which represented decreases of $21,816 and $60,907, from the $325,404 and $714,350 in such expenses we recognized during the same periods of 2012.  These decreases were primarily attributable to lower employee compensation costs, lower professional fees and lower investor relation costs, partially offset by expenses incurred during the six months ended June 30, 2013, related to the Going Private Transaction.

We expect general and administrative expenses during 2013 (excluding those expenses expected to be incurred with respect to the Going Private Transaction, which we expect will be fully funded from equity contributions by the Participating Stockholders) to continue to be comparable to those realized in 2012, as we continue to manage our overall level of fixed costs.

                Acquisition Costs

We incurred acquisition related costs of $17,988 during the six months ended June 30, 2012, related to the acquisition of our Commerce pipeline completed on February 29, 2012.

Asset Impairments

Since June 30, 2012, several of our offshore and onshore assets have been negatively affected by the loss of future revenues as customers have chosen to delay or abandon natural gas production due to depressed natural gas prices.  Based on those events and then current natural gas market conditions, we performed an impairment review of our capitalized costs on these systems as of September 30, 2012, including their future abandonment costs and associated intangible assets, in accordance with ASC Topic 360 and determined an impairment of those assets was required.  During the six months ended June 30, 2013, we determined that a revision in our estimated abandonment obligation was necessary and accrued an additional $250,000.  As a result of our continued belief in the lack of further recovery from these assets, the accrual necessary to increase the abandonment obligation was reflected as additional asset impairment expense.

Depreciation and Amortization

As a result of the asset impairment charges recognized during 2012, our depreciation expense for the three and six month periods ended June 30, 2013, decreased $50,282 and $93,285, respectively, as compared to the amounts recognized during the three and six months ended June 30, 2012.

Asset Retirement Obligation Accretion

We have established an estimated asset retirement obligation with a current value of $1,322,448, on a discounted basis, with respect to our offshore Gulf of Mexico gathering systems.  This liability is being accreted to our total undiscounted estimated liability over future periods until the date of such abandonment.  During the three months ended June 30, 2013 and 2012, we recognized $29,934 and $25,632, respectively, and during the six months ended June 30, 2013 and 2012, we recognized $58,088 and $50,655, respectively, of such accretion expense.

Interest Expense, net

Our interest expense, net, was comparable between the three and six months ended June 30, 2013 and 2012, as we had similar average borrowings outstanding during the periods.

Income Tax Expense

Our income tax expense for both periods presented consists solely of accrued Texas franchise taxes payable based on our Texas activity.

Income from Discontinued Operations, net of taxes

On February 7, 2013 we sold our Tyson Pipeline Systems, which were acquired October 18, 2010.  As a result, we do not expect material contributions from, or expenditures on, these assets during 2013.

During the six months ended June 30, 2013, these assets generated revenue of $38,447 and incurred operation and maintenance expenses of $5,289, depreciation of $5,292 and other income of $807.  We also realized a gain on the sale of these assets of $97,474, resulting in net income from discontinued operations of $126,147.  We had no results from these operations during the three months ended June 30, 2013.

During the three and six months ended June 30, 2012, these assets generated revenue of $78,049 and $158,505, respectively, incurred operation and maintenance expenses of $8,540 and $19,906, respectively, depreciation of $12,700 and $25,401, respectively, and other expense of $1,129 and $6,256, respectively, resulting in net income from discontinued operations of $55,680 and $106,942, respectively.

Liquidity and Capital Resources

Net cash used in continuing operations operating activities totaled $297,874 during the six months ended June 30, 2013, as compared to cash provided by continuing operations operating activity of $20,670 for the six months ended June 30, 2012.  This decrease was primarily attributable to asset retirement obligation expenditures incurred, partially reduced by changes in working capital between the two periods.

We used $1,871 of cash in continuing operations investing activities during the six months ended June 30, 2013, with respect to the purchase of miscellaneous office equipment.  We used $1,025,429 of cash in continuing operations investing activities during the six months ended June 30, 2012, primarily attributable to our acquisition of the Commerce pipeline.

We used $812,402 of cash in continuing operations financing activities for the six months ended June 30, 2013, primarily on the partial repayment of outstanding borrowings under our Loan Agreement with Meridian Bank (the “Meridian Loan Agreement”) upon the closing of the sale of our Tyson Pipeline Systems.  In addition, as a condition of the fifth amendment to the Meridian Loan Agreement, discussed below, we were required to escrow $450,000 of our sale proceeds to use in meeting part of our asset retirement obligations, of which $98,252 remained unspent at June 30, 2013.  During 2013, we also issued 6,250,000 shares of our common stock for an aggregate purchase price of $250,000.

We were provided $494,651 of net cash from continuing operations financing activities during the six months ended June 30, 2012, primarily attributable to borrowings under the Meridian Loan Agreement to acquire the Commerce pipeline, partially offset by required repayments of indebtedness.

During the six months ended June 30, 2013, we were provided $1,182,666 of cash from discontinued operations, primarily attributable to the $1,100,000 of gross sales proceeds received upon consummation of our asset sale.  We realized $138,176 of cash from discontinued operations during the six months ended June 30, 2012.

We had available cash of $104,150 at June 30, 2013, in addition to $98,252 of restricted cash to be used in meeting our asset retirement obligations.  As of June 30, 2013, we had current debt obligations of $1,682,674 and current asset retirement obligations of $569,491.  On May 2, 2013, the Bureau of Safety and Environmental Enforcement (“BSEE”) approved our request to reestablish partial right-of-way on one of our pipelines located in the Gulf of Mexico, subject to the decommissioning of a section of the pipeline within 180 days of issuance of approval. The estimated asset abandonment obligation associated with the subject pipeline was approximately $300,000 as of June 30, 2013.

Our current debt obligation of $1,682,674 as of June 30, 2013, consists of indebtedness outstanding under our Meridian Loan Agreement.    At June 30, 2013, we were not in compliance with some of the financial covenants of the Meridian Loan Agreement and we have not received a waiver of this non-compliance.  Therefore, Meridian Bank has the right to exercise its remedies under the Meridian Loan Agreement and related security agreements, including declaring the outstanding balance of the loan immediately due and payable and foreclosing on substantially all of our assets.  In addition, on June 24, 2013, our wholly owned subsidiary, Gateway Offshore Pipeline Company, received notice from one of its customers demanding approximately $750,000 in damages.  The customer is alleging that its gas gathering agreement with Gateway Offshore Pipeline Company expired in December 2008 and is demanding a refund of all amounts paid thereafter (approximately $750,000).

Based on our cash position and our projected cash flows from operations as of June 30, 2013, we will not have the ability to repay our existing debt obligations (including our $1,682,674 current debt obligation), committed capital expenditures and asset retirement obligations unless we are able to obtain additional financing or raise cash through other means, such as asset sales.  If we are unsuccessful in those efforts, if we are unable to successfully resolve the foregoing customer claim or if Meridian Bank exercises its right to declare the outstanding balance of its loan immediately due and payable, the Company and/or its subsidiaries, including Gateway Offshore Pipeline Company, may be unable to continue its operations or be required to seek bankruptcy protection.

We are in active discussions with Meridian Bank to amend its covenants and principal amortization requirements and extend the maturity date of the Meridian Loan Agreement beyond its current maturity date of August 15, 2013, in order to complete the Going Private Transaction, but there are no assurances that such amendments or extensions will be obtained or the Going Private Transaction will be completed as contemplated.

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

Furthermore, on February 7, 2013, we entered into a subscription agreement (the “Subscription Agreement”), pursuant to which GreyCap Energy LLC (“GreyCap”) agreed to acquire 6,250,000 shares of our common stock, constituting 20.4% of our issued and outstanding common stock, at a sale price of $0.04 per common share, for an aggregate purchase price of $250,000.

With the net proceeds of these two transactions, we reduced our borrowings under the Meridian Loan Agreement by $825,000 and escrowed $450,000 with Meridian Bank to fund the planned abandonment of certain pipelines located in the Gulf of Mexico during 2013. During the first six months of 2013, we incurred $351,748 of the abandonment costs to which the escrow funds were to apply and $36,752 of other abandonment costs.

The balance of the net proceeds will be and have been used for general corporate purposes.

In connection with the sale of our Tyson Pipeline Systems, we entered into a fifth amendment to the Meridian Loan Agreement (the “Fifth Amendment”).

Pursuant to the Fifth Amendment, the following amendments were made to the Meridian Loan Agreement:

Collateral.  In addition to certain existing collateral securing obligations under the note, we assigned a deposit account in the amount of $450,000 to Meridian Bank pursuant to an Assignment of Deposit Account dated as of January 30, 2013.  The purpose of the deposit account is to fund the planned abandonment of certain pipelines located in the Gulf of Mexico during 2013.

Guarantors.  Gateway Delmar LLC was required to execute and deliver an unlimited guaranty in favor of Meridian Bank and became one of the “Guarantors” under the Meridian Loan Agreement.

Financial Covenant.  The Fifth Amendment requires that we maintain a debt to tangible net worth ratio less than or equal to 3.5 to 1.0 as of the end of the each fiscal quarter, a debt service coverage ratio greater than 1.5 to 1.0 and a current ratio of 1.25 to 1.0.

Fees.  In connection with the Fifth Amendment, we paid Meridian Bank an amendment fee of $3,750.

In connection with entering the Fifth Amendment, we also entered into an Amendment to Term Promissory Note effective as of January 30, 2013 (the “Amended Term Note”).  The outstanding balance of the Amended Term Note was $1,732,674.  Principal on the Amended Term Note is due and payable in equal monthly installments of $10,000, plus all accrued interest, with an original maturity date of June 30, 2013. The maturity date has since been extended to August 15, 2013.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at June 30, 2013.

Non-GAAP Financial Measure

We evaluate our operations using operating margin, which we define as revenues less cost of purchased gas, operating and maintenance expenses and reimbursable costs.  Such amounts are before asset impairments, general and administrative expense, depreciation and amortization expense, interest income or expense or income taxes.  Operating margin is not a U.S. GAAP measure but the components of operating margin are computed by using amounts that are determined in accordance with U.S. GAAP. A reconciliation of operating margin to net loss, which is its nearest comparable U.S. GAAP financial measure, is included in the table below.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013		2012

Operating Margin	$302,139	$410,558	$636,978		$814,410
Less:
General and administrative expenses	303,588	325,404	653,443		714,350
Acquisition costs	-	(12,654)	-		17,988
Asset impairments	-	-	250,000		-
Depreciation and amortization	69,706	119,988	139,388		232,673
Asset retirement obligation accretion	29,934	25,632	58,088		50,655
Interest expense, net	42,457	50,015	78,289		84,354
Income tax expense	4,052	4,992	18,161		10,715
Other expense, net	12,077	1,961	12,172		6,466
Plus:
Income from discontinued operations, net of taxes	-	55,680	126,147		106,942
Net loss	$(159,675)	$(49,100)	$(446,416)	$	$(195,849)

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

                As of June 30, 2013, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

                There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2013, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1.   Legal Proceedings

                None

Item 1A.  Risk Factors

We are currently in default under our Loan Agreement with Meridian Bank.

As of June 30, 2013, the Company’s had $1,682,674 of indebtedness outstanding under the Meridian Loan Agreement.  The Company is not in compliance with some of the financial covenants of the Meridian Loan Agreement and has not received a waiver of this non-compliance.  Therefore, Meridian Bank has the right to exercise its remedies under the Meridian Loan Agreement and related security agreements, including declaring the outstanding balance of the loan immediately due and payable and foreclosing on substantially all of the Company’s assets.  In addition, amounts outstanding under the Meridian Loan Agreement currently have a maturity date of August 15, 2013, and the Company does not anticipate having sufficient cash to pay this balance as of such date.  The Company is in active discussions with Meridian Bank to amend its covenants and principal amortization requirements and extend the maturity date of the Meridian Loan Agreement beyond its current maturity date of August 15, 2013, but there are no assurances that such amendments or extensions will be obtained.  If the Company is unable to amend its covenants or extend the maturity date, it may be forced to seek protection under applicable bankruptcy laws.  Any bankruptcy would materially impair the value of the Company’s common shares.

We have received a demand notice from one of its customers

On June 24, 2013, the Company’s wholly owned subsidiary, Gateway Offshore Pipeline Company, received notice from one of its customers demanding approximately $750,000 in damages.  The customer is claiming that its gas gathering agreement with Gateway Offshore Pipeline Company expired in December 2008 and is demanding a refund of all amounts paid thereafter (approximately $750,000).    The Company has denied all claims and intends to vigorously defend against these claims.  An estimate of the amount or range of loss or possible loss resulting from this demand cannot be made at this time.  If the Company is required to pay a significant amount to resolve the customer demand, it would have a material adverse effect on the Company’s liquidity, business and financial condition and may result in the Company’s bankruptcy or the bankruptcy of its subsidiaries.

We are currently evaluating an unsolicited going private proposal from our Chief Executive Officer.

On July 11, 2013, the Company received an unsolicited proposal from the Company’s President, Chief Executive Officer and Director, Frederick M. Pevow, Jr., on behalf of himself and other potential investors (collectively, the “Participating Stockholders”), to acquire all of the outstanding shares of common stock of the Company not already owned by the Participating Stockholders for $0.015 per share in cash (altogether the “Going Private Transaction”).  Thereafter, the board of directors formed a special committee (the “Special Committee”) to act on behalf of the Company in respect of such acquisition proposal.  The Special Committee consists of two members of the board of directors, David F. Huff and Perin Greg deGeurin, who are independent, and will be chaired by Mr. Huff.

If the Going Private Transaction is not consummated, Meridian may demand payment of its debt. If the Going Private Transaction is not consummated and, as a result, the possible early maturity of the Meridian Loan Agreement is not resolved, or the reimbursements are made as demanded in the demand notice, the Company’s customers, affiliates and suppliers may determine that the Company is likely to face a potential bankruptcy or liquidity crisis and the harm to these relationships, the Company’s market share and other aspects of the Company’s business may occur immediately.

Failure to complete our proposed merger with Gateway Acquisition LLC could negatively impact our stock price and our future business and financial results.

On August 13, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gateway Acquisition LLC and Gateway Energy Holdings LLC, pursuant to which the Company will be merged with and into Gateway Acquisition LLC and, in such merger, each share of the Common Stock, subject to certain exceptions specified in the Merger Agreement is converted into the right to receive $0.0175 in cash, without interest.

The Merger Agreement contains a number of important conditions that must be satisfied before the Company can complete the proposed merger, including, among other things, that (i) the Merger Agreement be approved by a requisite number of the Company’s stockholders, (i) all consents, approvals and other authorizations of any governmental entity, including the Securities and Exchange Commission, required to consummate the proposed merger have been obtained, and (iii) no event or occurrence having a materially adverse effect on the Company’s business, results of operations, prospects, condition or assets has occurred.  If the proposed merger is not completed for any reason, the ongoing business and financial results of the Company may be adversely affected.  In addition, the pendency of the proposed merger could adversely affect the Company’s operations because:

•            matters relating to the proposed merger require substantial commitments of time and resources by the Company’s management and employees, whether or not the transaction is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to the Company;

•            the Company’s ability to attract new employees and consultants and retain its existing employees and consultants may be harmed by uncertainties associated with the proposed merger, and the  Company may be required to incur substantial costs to recruit replacements for lost personnel or consultants; and

•            shareholder lawsuits could be filed against the Company challenging the proposed merger. If this occurs, even if the lawsuits are groundless and the Company ultimately prevails, the Company may incur substantial legal fees and expenses defending these lawsuits, and the proposed business combination may be prevented or delayed.

The Company cannot guarantee when, or whether, the proposed merger will be completed or that there will not be a delay in the completion of the merger. If this transaction is not completed or is delayed, the Company may experience the risks discussed above which may adversely affect our business, financial results and share price.

Other than the foregoing, there are no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

At June 30, 2013, the Company was not in compliance with some of the financial covenants of the Loan Agreement.  The Company has not received a waiver of this non-compliance.  However, the Company is in active discussions with Meridian to amend its covenants and principal amortization requirements, but there are no assurances that such amendments will be obtained.

Item 4.   Mine Safety Disclosures

                Not applicable.

Item 5.   Other Information

None.

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

                                                                                                                GATEWAY ENERGY CORPORATION

August 16, 2013	/s/ Frederick M. Pevow
(Date)	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)