Form 10-Q/A
period 2013-06-30
GATEWAY ENERGY CORP/NE
filed 2013-08-20
CIK 40194

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

EXPLANATORY NOTE

                The purpose of this Amendment No. 1 on Form 10-Q/A to Gateway Energy Corporation’s quarterly report on Form 10-Q for the quarter ended  June 30, 2013, filed with the Securities and Exchange Commission on August 16, 2013 (the “Form 10-Q”), is solely to furnish the Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T, which was omitted from the Form 10-Q due to errors in generating the XBRL (eXtensible Business Reporting Language) data.

                No other changes have been made to the Form 10-Q.  This Amendment No. 1 speaks as of the original date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.  Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

                                                                                                                GATEWAY ENERGY CORPORATION

August 20, 2013	/x/ Frederick M. Pevow, Jr.
(Date)	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)