Form 10-Q
period 2013-09-30
GATEWAY ENERGY CORP/NE
filed 2013-11-18
CIK 40194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 18, 2013, the registrant had 30,613,637 shares of its common stock outstanding.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Part  I - Financial Information

ITEM 1.     FINANCIAL STATEMENTS

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$151,566	$33,631
Restricted cash	75,743	-
Accounts receivable trade	582,302	643,524
Prepaid expenses and other assets	182,472	137,085
Current assets of discontinued operations	-	64,698
Total current assets	992,083	878,938

Property and Equipment, at cost
Gas distribution, transmission and gathering	14,316,836	14,066,836
Office furniture and other equipment	176,125	174,254
	14,492,961	14,241,090
Less accumulated depreciation and amortization	(11,030,736)	(10,571,643)
	3,462,225	3,669,447

Other Assets
Non-current assets of discontinued operations	-	1,007,287
Other	17,500	28,890
	17,500	1,036,177
Total assets	$4,471,808	$5,584,562

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$476,279	$513,703
Accrued expenses and other liabilities	61,435	20,344
Notes payable - insurance	78,478	60,277
Asset retirement obligations	842,890	595,534
Current maturities of long-term debt	1,652,674	2,557,674
Current liabilities of discontinued operations	-	15,466
Total current liabilities	3,111,756	3,762,998

Asset retirement obligations, long-term	477,247	807,326
Total liabilities	3,589,003	4,570,324

Commitments and contingencies

Stockholders' Equity
Preferred stock, $1.00 par value, 10,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value, 150,000,000 shares authorized, 30,508,957 and 24,082,056 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	305,090	240,821
Additional paid-in capital	23,399,074	23,174,831
Accumulated deficit	(22,821,359)	(22,401,414)
Total stockholders' equity	882,805	1,014,238
Total liabilities and stockholders' equity	$4,471,808	$5,584,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2013	2012		2013	2012

Operating revenues
Sales of natural gas	$974,360	$909,891		$3,099,657	$2,662,074
Transportation of natural gas and liquids	411,223	292,347		998,660	938,065
Reimbursables	19,500	129,941		100,652	422,780
	1,405,083	1,332,179		4,198,969	4,022,919

Operating costs and expenses
Cost of natural gas purchased	825,901	751,556		2,707,999	2,166,324
Operation and maintenance	88,256	79,177		281,914	247,900
Reimbursable costs	19,500	129,941		100,652	422,780
General and administrative	340,184	310,023		993,627	1,024,373
Acquisition costs	-	35,617		-	53,605
Asset impairments	-	3,075,803		250,000	3,075,803
Depreciation and amortization	69,704	118,543		209,092	351,216
Asset retirement obligation accretion	2,508	25,819		60,596	76,474
	1,346,053	4,526,479		4,603,880	7,418,475

Operating income (loss)	59,030	(3,194,300)		(404,911)	(3,395,556)

Other income (expense)
Interest expense, net	(26,674)	(45,321)		(104,963)	(129,675)
Other, net	(911)	248,351		(13,083)	241,885
Other income (expense), net	(27,585)	203,030		(118,046)	112,210

Income (loss) from continuing operations before income taxes and discontinued operations	31,445	(2,991,270)		(522,957)	(3,283,346)
Income tax benefit (expense)	(4,974)	7,401		(23,135)	(3,314)
Income (loss) from continuing operations	26,471	(2,983,869)		(546,092)	(3,286,660)

Income from discontinued operations, net of taxes	-	47,182		126,147	154,124

Net income (loss)	$26,471	$(2,936,687)	$	$ (419,945)	$(3,132,536)

Basic and diluted income (loss) per share:
Continuing operations	$-	$(0.13)		$(0.02)	$(0.14)
Discontinued operations	-	0.01		0.01	0.01
Net loss	$-	$(0.12)		$(0.01)	$(0.13)

Weighted average number of basic and
diluted common shares outstanding	30,474,664	23,859,802		29,516,460	23,744,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities - continuing operations
Loss from continuing operations	$(546,092)	$(3,286,660)
Adjustments to reconcile loss from continuing operations
to net cash provided by (used in) operating activities:
Depreciation and amortization	209,092	351,216
Asset impairment	250,000	3,075,803
Asset retirement obligation accretion	60,596	76,474
Stock based compensation expense	38,512	66,885
Amortization of deferred loan costs	19,586	13,290
Gain on sale of assets	-	(49,688)
Asset retirement obligation expenditures	(393,319)	-
Net change in operating assets and liabilities, resulting
from changes in:
Accounts receivable trade	61,222	(309)
Prepaid expenses, deposits and other assets	82,668	107,685
Accounts payable	(37,423)	(8,409)
Accrued expenses and other liabilities	41,092	(304,649)
Net cash provided by (used in) operating activities	(214,066)	41,638

Cash flows from investing activities - continuing operations
Capital expenditures	(1,871)	(30,316)
Acquisitions	-	(1,000,000)
Net cash used in investing activities	(1,871)	(1,030,316)

Cash flows from financing activities - continuing operations
Issuance of common stock	250,000	-
Proceeds from borrowings	44,785	750,000
Payments on borrowings	(1,038,963)	(377,386)
Deferred financing costs	(28,873)	(8,750)
Change in restricted cash	(75,743)	-
Net cash provided by (used in) financing activities	(848,794)	363,864

Net decrease in cash and cash equivalents
from continuing operations	(1,064,731)	(624,814)

Discontinued operations
Net cash provided by discontinued operations operating activity	175,379	196,350
Net cash provided by discontinued operations investing activity	1,007,287	-
Net increase in cash and cash equivalents from discontinued operations	1,182,666	196,350

Cash and cash equivalents at beginning of period	33,631	554,054
Cash and cash equivalents at end of period	$151,566	$125,590

Supplemental disclosures of cash flow information
Cash paid for interest	$66,583	$116,329
Cash paid for taxes	$22,800	$28,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

  (2)  Liquidity and Going Concern

The Company had available cash of $151,566 at September 30, 2013.  In addition, as of September 30, 2013, the Company had current debt obligations of $1,652,674 and current asset retirement obligations of $842,890.  The Company’s current debt obligation of $1,652,674 as of September 30, 2013 consists of indebtedness outstanding under its Loan Agreement with Meridian Bank (the “Meridian Loan Agreement”).  At September 30, 2013, the Company was not in compliance with some of the financial covenants of the Meridian Loan Agreement and has not received a waiver of this non-compliance.  Therefore, Meridian Bank has the right to exercise its remedies under the Meridian Loan Agreement and related security agreements, including declaring the outstanding balance of the loan immediately due and payable and foreclosing on substantially all of the Company’s assets.   In addition, on October 31, 2013, the Company’s wholly owned subsidiary, Gateway Offshore Pipeline Company, was sued by one of its customers alleging that its gas gathering agreement with Gateway Offshore Pipeline Company expired in December 2008 and is entitled to a refund of all amounts paid thereafter (approximately $750,000).

Based on the Company’s cash position and its projected cash flows from operations as of September 30, 2013, the Company will not have the ability to repay its existing debt obligations (including its $1,652,674 current debt obligation), the amount allegedly due to its customer in the aforementioned lawsuit, committed capital expenditures or asset retirement obligations unless it is able to obtain additional financing or raise cash through other means, such as asset sales.  If the Company is unsuccessful in those efforts, if it is unable to successfully resolve the foregoing customer claim or if Meridian Bank exercises its right to declare the outstanding balance of the Meridian Loan Agreement immediately due and payable, the Company and/or its subsidiaries, including Gateway Offshore Pipeline Company, may be unable to continue its operations or be required to seek bankruptcy protection.

The Company is currently exploring a range of alternatives to reduce indebtedness under the Meridian Loan Agreement and to reduce costs, including the cost burdens of being a publicly traded company.  Alternatives that have been considered include continuing as a public company and using cash flow from operations or issuances of equity and debt securities to reduce the Company’s indebtedness, effecting a going private transaction followed by a conversion into a limited liability company treated as a partnership for tax purposes, liquidation and selling certain pipeline and pipeline facility assets to raise funds to, in part, restructure and reduce the amount owed under the Meridian Loan Agreement.  Each of these alternatives was eventually determined to be unfeasible for the Company.

As another alternative, on July 11, 2013, the Company received an unsolicited proposal from the Company’s President, Chief Executive Officer and Director, Frederick M. Pevow, Jr., on behalf of himself and other potential investors (collectively, the “Participating Stockholders”), to acquire all of the outstanding shares of Common Stock not already owned by the Participating Stockholders for $0.015 per share in cash (altogether the “Going Private Transaction”).  Thereafter, the board of directors formed a special committee (the “Special Committee”) to act on behalf of the Company in respect of such acquisition proposal.  The Special Committee consisted of two members of the board of directors, David F. Huff and Perin Greg deGeurin, who are independent, and was chaired by Mr. Huff.  The Special Committee was empowered to consider, including the authority to pursue, abandon or reject, the proposal from the Participating Stockholders.  On August 5, 2013, the Participating Stockholders filed an amended Schedule 13D with the Securities and Exchange Commission ("SEC") disclosing that the Participating Stockholders had entered into Subscription, Exchange and Voting Agreements in favor of a merger transaction whereby the Participating Stockholders: (i) will acquire Class A Units of Gateway Energy Holdings LLC ("Holdings") at a price of $.0175 per Class A Unit in order to fund a portion of the acquisition of all shares of Common Stock owned by non-Participating Stockholders for cash and (ii) exchange shares of Common Stock held by each Participating Stockholder for Class B Units of Holdings, subject to the terms and conditions of a definitive merger agreement.  As of August 5, 2013, the Participating Stockholders had beneficial ownership of 56.25% of the total shares of the Company's Common Stock outstanding.  Following negotiations between the Participating Stockholders and the Special Committee regarding the terms of the Going Private Transaction, including the price to be paid per share of Common Stock, the Company entered into an Agreement and Plan of Merger (the"Merger Agreement ") with Gateway Acquisition LLC and Holdings on August 13, 2013, pursuant to which, subject to the satisfaction of the conditions precedent set forth therein, the Company would be merged with and into Gateway Acquisition LLC and, in such merger, each share of the Common Stock, subject to certain exceptions specified in the Merger Agreement, would be converted into the right to receive $0.0175 in cash, without interest.  For a more detailed description of the Merger Agreement, including the conditions precedent to the consummation of the transactions contemplated thereby, see the Company's Current Report on Form 8-K filed on August 15, 2013.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

If the conditions of the Merger Agreement are not satisfied, the Company will be unable to consummate the Going Private Transaction. As a result, Meridian may decide to exercise its existing right to demand payment of its debt under the Meridian Loan Agreement, which would have a material adverse effect on the Company's liquidity, business and financial condition and may result in the Company’s bankruptcy or the bankruptcy of its subsidiaries. Furthermore, if the Company is required to pay a significant amount to resolve the aforementioned lawsuit, it would also have a material adverse effect on theCompany's liquidity, business and financial condition and may result in the Company's such an event, the Company’s customers, affiliates, employees, suppliers and other key business relationships may determine that the Company is likely to face a potential bankruptcy or liquidity crisis and the harm to these relationships, the Company's market share and other aspects of the Company's  business may occur immediately.

All of the conditions discussed above create a deficiency in short term and long term liquidity and raise substantial doubt about theCompany's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and no adjustments to the financial statements have been made to account for this uncertainty.

Glossary

                In the following discussion, "Mcf" refers to thousand cubic feet of natural gas;"Bbl"  refers to barrel of liquid hydrocarbons of approximately 42 U.S. gallons; "Btu" refers to British thermal unit, a common measure of the energy content of natural gas; "MMBtu" refers to one million British thermal units;"Mcfe" refers to thousand cubic feet equivalent; and liquid hydrocarbons are converted to Mcf equivalents using the ratio of 1.0 barrel of liquid hydrocarbons to 6.0 Mcf of natural gas.

(3)  Summary of Significant Accounting Policies and Estimates

Basis of Presentation

                The Company has prepared the accompanying unaudited consolidated condensed financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") instructions to Form 10-Q and Item 310(b) of Regulation S-K.  These financial statements should be read together with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 8, 2013.  Certain information and footnote disclosures normally included in financial statements prepared in accordance U.S. GAAP have been condensed or omitted.  The accompanying financial statements reflect all adjustments and disclosures, which, in the Company's opinion, are necessary for fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of the entire year.  Certain reclassifications have been made to the prior period financial statements to conform to the current period's  presentation.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

All of the Company's  operations are onshore in the continental United States and offshore in federal and state waters of the Gulf of Mexico.  Management separately reviews and evaluates the operations of each of its gas distribution, transmission and gathering systems individually, however, these operations are aggregated into one reportable segment due to the fact that all of the Company’s operations are subject to similar economic and regulatory conditions and operate in the same industry group such that they are likely to have similar long-term prospects for financial performance.

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

Concentrations of Credit Risk

                The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. Additionally, the Company maintains credit on account for customers.  The  Company's accounts receivable are not collateralized.  The Company has not experienced material losses in such accounts and believes its accounts are fully collectable.  Accordingly, no allowance for doubtful accounts has been provided.

                During the three months ended September 30, 2013, one company, Hydrocarbon Exchange Corp. supplied 100% of the Company's natural gas purchases, and during the nine months ended September 30, 2013, two companies, Hydrocarbon Exchange Corp. and ETC Marketing, Ltd. supplied 79.4% and 20.6%, respectively, of the Company’s total natural gas purchases.

Due to the nature of the Company's operations and location of its gas distribution, transmission and gathering systems, the Company is subject to concentration of its sources of revenue from a few significant customers.  Revenues from customers representing 10% or more of total revenue for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Dart Container Corporation	52.3%	42.7%	53.8%	41.8%
Owens Corning	17.0%	26.1%	20.0%	25.3%
McMoran Exploration	8.0%	13.5%	8.1%	13.0%

The loss of the Company's contracts with Dart Container Corporation or Owens Corning could have a material adverse effect on its business, results of operations and financial condition.  The Company’s revenue from McMoran Exploration was primarily comprised of reimbursement of expenses incurred on behalf of McMoran Exploration and will fluctuate with the level of expenses incurred.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification("ASC") Topic 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

Asset Retirement Obligations

 The Company recognizes asset retirement obligations associated with the retirement of tangible long-lived assets that result from their acquisition, construction, development and operation, when laws or regulations require the Company to pay for their abandonment, in accordance with the ASC Topic 410, "Asset Retirement and Environmental Obligations"  The Company records the fair value of an asset retirement obligation, and a corresponding increase in the carrying value of the related long-lived asset, in the period in which it is incurred.  The obligation is subsequently allocated to expense using a systematic and rational method.  The Company has recorded an asset retirement obligation to reflect its legal obligations related to future abandonment of its pipelines and gas gathering systems, even though the timing and realized allocation of the cost between the Company and its customers may be subject to change. The Company estimates the expected cash flows associated with the legal obligation and discounts the amount using a credit-adjusted, risk-free interest rate.  At least annually, the Company reassesses the obligation to determine whether a change in the estimated obligation is necessary.  The Company also evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed.  Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), the Company will accordingly update its assessment.

The following table describes changes to the Comany's asset retirement obligation liability during the nine months ended September 30, 2013:

Asset retirement obligation, beginning of period	$1,402,860
Revisions in estimated liabilities	250,000
Asset retirement obligation accretion	60,596
Liabilities settled	(393,319)
Asset retirement obligation, end of period	1,320,137
Less current portion	(842,890)
Asset retirement obligation, long term	$477,247

Since June 30, 2012, several of the Company's offshore and onshore assets have been negatively affected by the loss of future revenues as customers have chosen to delay or abandon natural gas production due to depressed natural gas prices.  Based on those events and then current natural gas market conditions, management performed an impairment review of its capitalized costs on these systems as of September 30, 2012, including their future abandonment costs and associated intangible assets, in accordance with ASC Topic 360 and determined an impairment of those assets was required.  During the nine months ended September 30, 2013, the Company determined that a revision in its estimated abandonment obligation was necessary and accrued an additional $250,000.  As a result of the Company's continued belief in the lack of further recovery from these assets, the accrual necessary to increase the abandonment obligation was reflected as additional asset impairment expense on the Company’s consolidated Statement of Operations for the nine months ended September 30, 2013.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

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

The Company recognizes the impact from an uncertain tax position only if that position is more likely than not of being sustained upon examination by the taxing authority based on the technical merits of the position.  Interest and/or penalties related to income tax matters are to be recognized in current income tax expense.  The Company's tax years from 2002 forward are subject to examination.

Earnings per Share

Basic earnings per share is computed by dividing net earnings or net loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  During the three and nine months ended September 30, 2013 and 2012, all potentially dilutive common shares arising from outstanding stock options and restricted stock have been excluded from diluted earnings per share as their effects were anti-dilutive.

(4)	Business Combinations

                Acquisition of Commerce Pipeline

On February 29, 2012, Gateway Commerce LLC, a wholly owned subsidiary of the Company, purchased a natural gas pipeline from Commerce Pipeline, L.P. ("Commerce"). The acquisition was made as part of the Company's  strategy to expand its unregulated natural gas distribution activities.  The pipeline is located in Commerce, Texas and delivers natural gas into an aluminum smelting plant owned by Hydro Aluminum Metal Products North America.  The pipeline and related assets were acquired pursuant to an Asset Sales Agreement (the " Agreement") dated February 29, 2012, between Gateway Commerce LLC and Commerce.  Pursuant to the Agreement and subject to the terms contained therein, Gateway Commerce LLC agreed to acquire from Commerce the pipeline and related assets for $1,000,000 in cash.  The Agreement contained representations, warranties and indemnities that are customary for transactions of this type.  The Company financed the $1,000,000 purchase price through a combination of cash-on-hand and borrowings under the Meridian Loan Agreement.  The transaction was accounted for in accordance with ASC Topic 805 "the Business Combination" and recorded to its gas distribution, transmission and gathering property and equipment account.  During the nine months ended September 30, 2012, the Company incurred $53,605 in acquisition costs related to legal fees and due diligence expenses associated with this transaction.  During the three months ended September 30, 2013 and 2012, the Company realized revenue of $46,184 and $45,856, respectively, and operating income of $40,580 and $42,415, respectively, from the activity associated with its Commerce pipeline. During the nine months ended September 30, 2013 and 2012, the Company realized revenue of $138,551 and $106,997, respectively, and operating income of $124,451 and $101,632, respectively, from the activity associated with its Commerce pipeline.

(5)	Discontinued Operations

On October 11, 2012, the board of directors of the Company formed a special committee, consisting solely of independent directors, to consider a proposal from FMP Holdings, LLC ("the Buyer") all of the issued and outstanding capital stock of which is owned by Frederick M. Pevow, the Company's President, Chief Executive Officer and Director, for a sale of certain of the Company’s assets to the Buyer (the  "Asset Sale").

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

On December 12, 2012, Gateway Pipeline USA Corporation ("Gateway Pipeline USA"), a wholly owned subsidiary of the Company, entered into an asset sales agreement (the "ASA") with the Buyer, pursuant to which Gateway Pipeline USA would sell certain assets, including certain pipelines and pipeline facilities located in Guadalupe and Shelby Counties, Texas, Miller County, Arkansas and Pettis County, Missouri, as well as certain surface contracts, commercial contracts and records related to the operation of the facilities (the "Sold Assets"), to the Buyer for $1,100,000.  On February 7, 2013, the Company closed this transaction.

The Company has determined that, given the consummation of the sale transaction, it has met the guidance set forth in both ASC Topic 205, "Presentation of Financial Statements" and ASC Topic 360, "Property, Plant and Equipment" to reflect the assets, liabilities and results of operations of the Sold Assets as a component of Discontinued Operations for all periods presented herein.

The Company’s results of operations from discontinued operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Transportation of natural gas and liquids	$-	$73,704	$38,447	$232,209
Operation and maintenance	-	(13,821)	(5,289)	(33,727)
Depreciation	-	(12,701)	(5,292)	(38,102)
Other income (expense)	-	-	807	(6,256)
Gain on sale of assets	-	-	97,474	-
Income from discontinued operations, net of taxes	$-	$47,182	$126,147	$154,124

(6)	Debt

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

In connection with the sale of the Sold Assets pursuant to the ASA, and effective as of January 30, 2013, the Company, Gateway Pipeline Company ("GPC"), Gateway Offshore Pipeline Company ("GOPC"), Gateway Processing Company ("Gateway Processing"), Gateway Energy Marketing Company ("GEMC"), Gateway Pipeline USA, Gateway Commerce LLC ("GCLLC") and Gateway Delmar LLC (together with GPC, GOPC, Gateway Processing, GEMC, Gateway Pipeline USA and GCLLC, the "Guarantors"), entered into a fifth amendment to the Meridian Loan Agreement (the"Fifth Amendment").

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

Pursuant to the Fifth Amendment, the following amendments were made to the Meridian Loan Agreement:

·         In addition to certain existing collateral securing obligations under the Meridian Loan Agreement and related agreements, the Company assigned a deposit account in the amount of $450,000 to Meridian Bank pursuant to an Assignment of Deposit Account dated as of January 30, 2013.  The purpose of the deposit account is to fund the planned abandonment of certain pipelines located in the Gulf of Mexico during 2013.

·         Gateway Delmar LLC was required to execute and deliver an unlimited guaranty in favor of Meridian Bank and became one of the “Guarantors” under the Meridian Loan Agreement.

·         The Fifth Amendment requires that the Company maintain a debt to tangible net worth ratio less than or equal to 3.5 to 1.0 as of the end of the each fiscal quarter, a debt service coverage ratio greater than 1.5 to 1.0 and a current ratio of 1.25 to 1.0.

In connection with entering the Fifth Amendment, the Company and Meridian also entered into an Amendment to Term Promissory Note effective as of January 30, 2013 (the “Amended Term Note”) and a paydown letter (the “Paydown Letter”) pursuant to which the Company agreed to fund a partial payoff of the term loan.  The outstanding balance of the Amended Term Note, as of January 30, 2013, after the partial payoff contemplated by the Paydown Letter was $1,732,674.  Principal on the Amended Term Note is due and payable in equal monthly installments of $10,000, plus all accrued interest, with an original maturity date of June 30, 2013.  The maturity date has since been extended to November 15, 2013.

As of September 30, 2013, there was $1,652,674 of indebtedness outstanding under the Meridian Loan Agreement.  At September 30, 2013, the Company was not in compliance with the current ratio financial covenant of the Meridian Loan Agreement. The Company has not received a waiver of this non-compliance and, as a result, Meridian Bank has the right to exercise its remedies under the Meridian Loan Agreement and related security agreements, including declaring the outstanding balance of the loan immediately due and payable and foreclosing on substantially all of the Company’s assets.

(7)	Commitments and Contingencies

                On October 31, 2013, the Company’s wholly owned subsidiary, Gateway Offshore Pipeline Company, was sued by one of its customers.  The customer is alleging that Gateway Offshore Pipeline Company continued to invoice the customer after its gas gathering agreement expired in December 2008 and is seeking to recover the amount of the alleged overpayment of approximately $750,000, plus interest thereon, permissible attorney’s fees and exemplary damages.  Gateway Offshore Pipeline Company intends to vigorously defend these claims.  No amount has been accrued in these financial statements since the outcome of this matter is uncertain and an estimate of the amount or range of loss or possible loss, if any resulting from this demand cannot be made at this time.  If Gateway Offshore Pipeline Company or the Company is required to pay a significant amount to resolve the lawsuit, it would have a material adverse effect on the Company’s liquidity, business and financial condition and may result in the Company’s bankruptcy or the bankruptcy of its subsidiaries, including Gateway Offshore Pipeline Company.

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

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

Stock Compensation

Gateway's  2007 Plan provides for stock-based compensation for officers, employees and non-employee directors.  The 2007 Plan was approved by the shareholders in May 2007 and provided for 2,000,000 shares to be made available under the plan.  In December 2012, the Company’s 2007 Plan was frozen. As a result, no further grants or awards will be made under the 2007 Plan.

The Company made no stock-based compensation awards during the three or nine months ended September 30, 2013.  As of September 30, 2013, 622,249 shares of the Company’s common stock were issuable under outstanding stock option grants under the 2007 Plan, which is in addition to 10,000 shares issuable under outstanding stock option grants under the Company’s former 1998 Stock Option Plan.  The Company also has 104,680 shares of unvested restricted stock outstanding under the 2007 Plan.

Compensation expense related to non-qualified stock options and restricted stock was $7,678 and $38,512 for the three and nine months ended September 30, 2013, as compared to compensation expense of $31,746 and $66,885 for the three and nine months ended September 30, 2012.  We view all awards of stock-based compensation as a single award with an expected life equal to the average expected life of component awards and amortize the fair value of the award over the requisite service period.

Compensation expense related solely to stock options was $2,286 and $11,503 for the three and nine months ended September 30, 2013, as compared to $4,915 and $15,271 for the three and nine months ended September 30, 2012.  During the nine months ended September 30, 2013, the Company had forfeitures of options to acquire 10,000 shares of the Company's  common stock.  The Company had no forfeitures in the three or nine months ended September 30, 2012.  At September 30, 2013, there was $6,890 of total unrecognized compensation expense related to unvested stock option awards which is expected to be recognized over a remaining weighted-average period of approximately one year.

The following table represents stock option activity for the nine months ended September 30, 2013:

		Weighted	Weighted
		Average	Average	Intrinsic Value
		Exercise	Contractual	of Options as of
	Shares	Price	Terms	September 30, 2013
			(Years)

Options outstanding, beginning of period	642,249	$0.28	3.01
Options granted	-	$-	-
Options cancelled	(10,000)	$0.85	-
Options exercised	-	$-	-
Options outstanding, end of period	632,249	$0.27	2.31	$-
Options exercisable, end of period	520,870	$0.28	2.20	$-

The market value of the Company's common stock, as quoted on the OTCBB, on September 30, 2013, the last trading day of the Company'sthird quarter, was $0.02 per share.

Compensation expense for restricted stock is recognized on a straight-line basis over the vesting period.  The Company recognized compensation expense with respect to restricted stock of $5,392 and $27,009 for the three and nine months ended September 30, 2013, as compared to $26,831 and $51,614 for the three and nine months ended September 30, 2012.  Compensation expense related to restricted stock grants is based upon the market value of the shares on the date of the grant.  As of September 30, 2013, unrecognized compensation cost related to restricted stock awards was $15,975, which is expected to be recognized over the remaining weighted average period of approximately one year.

GATEWAY ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

The following table represents restricted stock activity for the nine months ended September 30, 2013:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested, beginning of period	281,581	$0.23
Granted	-	$-
Vested	(176,901)	$0.24
Forfeited	-	$-
Non-vested, end of period	104,680	$0.21

Item  2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among others, possible future events, our future performance, and our future operations.  Forward-looking statements can be identified by words such as "may," "will," "should," "anticipates," "believes," "expects," "plans," "future," "intends," "could," "estimate," "predict," "potential," "continue," or the negative of these terms or other similar references to future periods. These statements are only our predictions.  Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made.  Our actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2012.  We cannot guarantee future results, levels of activities, performance, or achievements. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time, whether as a result of new information, future developments or otherwise.

Examples of forward-looking statements include, among others, statements we make concerning:

·      Expectations regarding our pending Going Private Transaction and the closing of the Merger Agreement entered into in connection therewith;

·         Expectations regarding our ability to successfully defend the lawsuit filed by one of our customers on October 31, 2013, alleging that such customer's gas gathering agreement with Gateway Offshore Pipeline Company expired in December 2008 and demanding, among other things, a refund of approximately $750,000 paid by such customer thereafter;

·         Expectations regarding our operating margins from our distribution systems;

·      Expectations regarding our transportation revenues from our gathering systems;

·      Expectations regarding our operating margins from our gathering systems;

·      Expectations regarding our general and administrative expenses in 2013;

·      Expectations regarding our ability to finance the construction of new facilities;

·         Expectations regarding our ability to find new sources of capital to fund debt service and asset retirement obligations; and

·         Expectations regarding future activities planned by our customers.

Overview

The Company is engaged in the midstream natural gas business. The Company owns and operates natural gas distribution, transmission and gathering systems located onshore in the continental United States and offshore in federal and state waters of the Gulf of Mexico.

The Company currently has indebtedness outstanding under its Loan Agreement with Meridian Bank (the "Meridian Loan Agreement"), which contains customary financial and other covenants and an original maturity date of June 30, 2013.  Meridian has extended the maturity date to November 15, 2013.  Because the Company is not in compliance with some of its financial covenants at September 30, 2013, it is in breach of the Meridian Loan Agreement and Meridian has the right to exercise its remedies under the Meridian Loan Agreement and related security agreements, including declaring the outstanding balance of the loan immediately due and payable and foreclosing on substantially all of the Company's assets.

The Company is currently exploring a range of alternatives to reduce indebtedness under the Meridian Loan Agreement and to reduce costs, including the cost burdens of being a publicly traded company. Alternatives that have been considered include continuing as a public company and using cash flow from operations or issuances of equity and debt securities to reduce the Company’s indebtedness, effecting a going private transaction followed by a conversion into a limited liability company treated as a partnership for tax purposes, liquidation and selling certain pipeline and pipeline facility assets to raise funds to, in part, restructure and reduce the amount owed under the Meridian Loan Agreement.  Each of these alternatives was eventually determined to be unfeasible by the Company.

As another alternative, the Company received an unsolicited proposal from the Company’s President, Chief Executive Officer and Director, Frederick M. Pevow, Jr., on behalf of himself and other potential investors (collectively, the "Participating Stockholders") to acquire all of the outstanding shares of Common Stock not already owned by the Participating Stockholders for $0.015 per share in cash (altogether, the “Going Private Transaction”).  In connection with the proposal and after evaluation by and negotiation with the Special Committee, on August 13, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Gateway Acquisition LLC and Gateway Energy Holdings LLC, pursuant to which, subject to the conditions precedent set forth therein, the Company would be merged with and into Gateway Acquisition LLC and, in such merger, each share of the Common Stock, subject to certain exceptions specified in the Merger Agreement would be converted into the right to receive $0.0175 in cash, without interest.

On October 31, 2013, the Company’s wholly owned subsidiary, Gateway Offshore Pipeline Company, was sued by one of its customers.  The customer is alleging that Gateway Offshore Pipeline Company continued to invoice the customer after its gas gathering agreement expired in December 2008 and is seeking to recover the amount of the alleged overpayment of approximately $750,000, plus interest thereon, permissible attorney’s fees and exemplary damages.  Gateway Offshore Pipeline Company intends to vigorously defend these claims.  No amount has been accrued in these financial statements since the outcome of this matter is uncertain and an estimate of the amount or range of loss or possible loss, if any resulting from this demand cannot be made at this time.  If Gateway Offshore Pipeline Company or the Company is required to pay a significant amount to resolve the lawsuit, it would have a material adverse effect on the Company’s liquidity, business and financial condition and may result in the Company's bankruptcy or the bankruptcy of its subsidiaries, including Gateway Offshore Pipeline Company.

If the conditions of the Merger Agreement are not satisfied, the Company will be unable to consummate the transactions contemplated by the Merger Agreement.  As a result, Meridian may decide to exercise its existing right to demand payment of its debt under the Meridian Loan Agreement, which would have a material adverse effect on the Company’s liquidity, business and financial condition and may result in the Company's bankruptcy or the bankruptcy of its subsidiaries.  Furthermore, if the Company is required to pay a significant amount to resolve the aforementioned lawsuit, it would also have a material adverse effect on the Company's liquidity, business and financial condition and may result in the Company's bankruptcy or the bankruptcy of its subsidiaries.  Any actual or potential bankruptcy or liquidity crisis may materially harm the Company's relationships with its customers, affiliates, employees, suppliers and other key business relationships and otherwise result in significant permanent harm to the Company's ability to operate its business.  In such an event, the Company's customers, affiliates, employees, suppliers and other key business relationships may determine that the Company is likely to face a potential bankruptcy or liquidity crisis and the harm to these relationships, the Company's market share and other aspects of the Company's business may occur immediately.

All of the conditions discussed above create a deficiency in short term and long term liquidity and raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and no adjustments to the financial statements have been made to account for this uncertainty.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reporting of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Note 2 to our audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012, provides a summary of our significant accounting policies, which are all in accordance with U.S. GAAP.  Certain of our accounting policies are critical to understanding our Consolidated Financial Statements because their application requires management to make assumptions about future results and depends to a large extent on management's judgment, because past results have fluctuated and are expected to continue to do so in the future.

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

The Henry Hub monthly, INSIDE FERC price for natural gas (as quoted in the Platts Gas Daily Price Guide) during the three months ended September 30, 2013, averaged $3.58 per MMBtu, as compared to $2.80 per MMBtu for the three months ended September 30, 2012, and for the nine months ended September 30, 2013, averaged $3.67 per MMBtu, as compared to $2.58 per MMBtu for the nine months ended September 30, 2012.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Operating revenues
Sales of natural gas	$974,360	$909,891	$3,099,657	$2,662,074
Transportation of natural gas and liquids	411,223	292,347	998,660	938,065
Reimbursables	19,500	129,941	100,652	422,780
	1,405,083	1,332,179	4,198,969	4,022,919

Operating costs and expenses
Cost of natural gas purchased	825,901	751,556	2,707,999	2,166,324
Operation and maintenance	88,256	79,177	281,914	247,900
Reimbursable costs	19,500	129,941	100,652	422,780
General and administrative	340,184	310,023	993,627	1,024,373
Acquisition costs	-	35,617	-	53,605
Asset impairments	-	3,075,803	250,000	3,075,803
Depreciation and amortization	69,704	118,543	209,092	351,216
Asset retirement obligation accretion	2,508	25,819	60,596	76,474
	1,346,053	4,526,479	4,603,880	7,418,475

Operating income (loss)	59,030	(3,194,300)	(404,911)	(3,395,556)

Other income (expense)
Interest expense, net	(26,674)	(45,321)	(104,963)	(129,675)
Other, net	(911)	248,351	(13,083)	241,885
Other income (expense), net	(27,585)	203,030	(118,046)	112,210

Income (loss) from continuing operations before income taxes and discontinued operations	31,445	(2,991,270)	(522,957)	(3,283,346)
Income tax benefit (expense)	(4,974)	7,401	(23,135)	(3,314)
Income (loss) from continuing operations	26,471	(2,983,869)	(546,092)	(3,286,660)

Income from discontinued operations, net of taxes	-	47,182	126,147	154,124

Net income (loss)	$26,471	$(2,936,687)	$(419,945)	$(3,132,536)

Basic and diluted income (loss) per share:
Continuing operations	$-	$(0.13)	$(0.02)	$(0.14)
Discontinued operations	-	0.01	0.01	0.01
Net loss	$-	$(0.12)	$(0.01)	$(0.13)

                Revenues

Our total revenues increased $72,904, or 5.5%, during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, and increased $176,050, or 4.4% during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

Revenues from sales of gas on our Waxahachie distribution system increased $64,469 and $437,583 for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, attributable to higher gas prices.  The Company realized an average price of $4.18 per MMBtu for the third quarter of 2013, as compared to $3.43 per MMBtu for the third quarter of 2012.  For the nine months ended September 30, 2013, the Company realized an average price of $4.27 per MMBtu as compared to $3.23 for the nine months ended September 30, 2012.  The benefit of this increase, however, was partially offset by a decline in our average sales volume between the periods due to a reduction in the contractual volumes between the periods presented.  During the third quarter of 2013, our sales volumes totaled 233,185 MMBtu, or an average of 2,535 MMBtu per day, as compared to 264,974 MMBtu, or an average of 2,880 MMBtu per day, for the third quarter of 2012.  During the first nine months of 2013, our sales volumes totaled 725,351 MMBtu, or an average of 2,657 MMBtu per day, as compared to 824,837 MMBtu, or an average of 3,010 MMBtu per day, for the first nine months of 2012.  The increase in revenues due to higher gas prices from our Waxahachie system was offset by increases in the cost of purchased gas.  Although our volumes are bought and sold pursuant to “back-to-back” contracts based on monthly price indices, our contractual mark-up on the index pricing, and the contractual volumes committed, were lowered as a result of contract renegotiations in the first quarter of 2013.

Our transportation revenues increased by $118,876 for the three months ended September 30, 2013, as compared to 2012.  This increase was primarily attributable to increasing production from fields served by our Hickory Creek gathering system beginning in the third quarter of 2013, due to drilling and workover activities executed by our customers.  There are no assurances that such planned drilling and workover activities will continue, as they are dependent on oil and gas prices, drilling rig availability and dry hole risk, among other factors.  During the nine months ended September 30, 2013, our transportation revenue increased $60,595, as compared to the same period in 2012.  This increase was primarily attributable to the increasing production from fields served by our Hickory Creek gathering system beginning in the third quarter of 2013.

Revenues from reimbursable costs decreased by $110,441 and $322,128 during the three and nine months ended September 30, 2013, respectively, as compared to same periods in 2012.  This decrease is attributable to decreased operating costs which, pursuant to particular contractual arrangements, are reimbursed by our customers.  These revenues will fluctuate as the related expenses increase or decrease.

Operating Margin

We define operating margin as fee revenues from the transportation of natural gas, plus revenues from the reimbursement of reimbursable costs, plus revenues from the sale of natural gas, net of the cost of purchased gas, less operating and maintenance expenses and reimbursable costs generated by our pipeline systems.  Operating margin was $471,426 and $1,108,404 for the three and nine months ended September 30, 2013, respectively, as compared to the $371,505 and $1,185,915 we recognized during the three and nine months ended September 30, 2012, respectively.

Unregulated Distribution Systems

Operating margin contribution from our distribution systems was $205,214 and $538,100 during the three and nine months ended September 30, 2013, respectively, which represented decreases of $12,299 and $102,767 as compared to the $217,513 and $640,867 contribution during the same periods in 2012.  Our Commerce pipeline system, acquired on February 29, 2012, contributed $40,580 and $124,451 of operating margin during the three and nine months ended September 30, 2013, respectively, as compared to $42,415 and $101,632 during the three and nine months ended September 30, 2012, respectively.  We also realized slight increases in operating margin contribution of $4,113 and $16,497 from our Delmar pipeline system during the three and nine months ended September 30, 2013, respectively, as compared to the same periods of 2012.  We experienced decreases of $14,577 and $142,083 in operating margin contribution from our Waxahachie distribution system during the three and nine months ended September 30, 2013, respectively, as compared to the same periods of 2012.  As noted above, our contractual mark-up on the index pricing we receive on sales from our Waxahachie distribution system was decreased in our most recent contract renegotiation with our customer who purchases the off-take from this system.

We expect our full year 2013 operating margin from our distribution systems to be lower in 2013, as compared to 2012, as a result of contract renewals at reduced volumes and lower prices than what we realized in 2012.

Gathering Systems

Operating margin contribution from our gathering systems was $266,212 and $570,304 during the three and nine months ended September 30, 2013, respectively, and represented increases of $112,520 and $25,256 compared to the $153,992 and $545,048 contribution during the same periods of 2012.

Our Gulf of Mexico gathering systems contributed $92,201 and $246,167 to operating margin during the three and nine months ended September 30, 2013, respectively, and represented increases of $14,884 and $29,049, respectively when compared to the $77,317 and $217,118 realized during 2012.

As noted above, drilling and workover activity in fields served by our Hickory Creek gathering system beginning in the third quarter of 2013 provided increased operating margin for both the three and nine month periods ended September 30, 2013, as compared to the same period of 2012.  For the three and nine months ended September 30, 2013, our Hickory Creek operating margin totaled $176,966 and $342,575, respectively, as compared to $83,804 and $332,301 for the three and nine months ended September 30, 2012.

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

General and Administrative Costs

General and administrative expenses were $340,184 for the three months ended September 30, 2013, an increase of $30,161 from the $310,023 incurred during the three months ended September 30, 2012.  This increase was attributable to the Company having incurred approximately $79,600 in connection with the Going Private Transaction and the Merger Agreement during the three months ended September 30, 2013.  During the nine months ended September 30, 2013, general and administrative expenses totaled $993,627, including approximately $106,650 incurred in connection with the Going Private Transaction and the Merger Agreement, which represented a decrease of $30,746 from the $1,024,373 in such expenses we recognized during the same period of 2012.  The decreases were primarily attributable to lower employee compensation costs, lower professional fees and lower investor relation costs.

We expect general and administrative expenses during 2013 (excluding those expenses expected to be incurred with respect to the Going Private Transaction and Merger Agreement, which we expect will be fully funded from equity contributions by the Participating Stockholders if the Going Private Transaction is consummated) to continue to be comparable to those realized in 2012, as we continue to manage our overall level of fixed costs.

                Acquisition Costs

We incurred acquisition related costs of $35,617 and $53,605 during the three and nine months ended September 30, 2012, related to the acquisition of our Commerce pipeline completed on February 29, 2012.

Asset Impairments

Since June 30, 2012, several of our offshore and onshore assets have been negatively affected by the loss of future revenues as customers have chosen to delay or abandon natural gas production due to depressed natural gas prices.  Based on those events and then current natural gas market conditions, we performed an impairment review of our capitalized costs on these systems as of September 30, 2012, including their future abandonment costs and associated intangible assets, in accordance with ASC Topic 360 and determined an impairment of those assets was required.  During the nine months ended September 30, 2013, we determined that a revision in our estimated abandonment obligation was necessary and accrued an additional $250,000.  As a result of our continued belief in the lack of further recovery from these assets, the accrual necessary to increase the abandonment obligation was reflected as additional asset impairment expense.

Depreciation and Amortization

As a result of the asset impairment charges recognized during 2012, our depreciation and amortization expense for the three and nine month periods ended September 30, 2013, decreased $48,839 and $142,124, respectively, as compared to the amounts recognized during the three and nine months ended September 30, 2012.

Asset Retirement Obligation Accretion

We have established an estimated asset retirement obligation with a current value of $1,320,137, on a discounted basis, with respect to our offshore Gulf of Mexico gathering systems.  This liability is being accreted to our total undiscounted estimated liability over future periods until the date of such abandonments.  During the three months ended September 30, 2013 and 2012, we recognized $2,508 and $25,819, respectively, and during the nine months ended September 30, 2013 and 2012, we recognized $60,596 and $76,474, respectively, of such accretion expense.

Interest Expense, net

Our interest expense, net, decreased between the comparable periods as a result of repayment of outstanding borrowings.

Income Tax Expense

Our income tax expense for both periods presented consists solely of accrued Texas franchise taxes payable based on our Texas activity.  During the third quarter of 2012, we realized a benefit from a refund of prior overpaid amounts.

Income from Discontinued Operations, net of taxes

On February 7, 2013 we sold our Tyson Pipeline Systems, which were acquired October 18, 2010.  As a result, we do not expect material contributions from, or expenditures on, these assets during 2013.

During the nine months ended September 30, 2013, these assets generated revenue of $38,447 and incurred operation and maintenance expenses of $5,289, depreciation of $5,292 and other income of $807.  We also realized a gain on the sale of these assets of $97,474, resulting in net income from discontinued operations of $126,147.  We had no results from these operations during the three months ended September 30, 2013.

During the three and nine months ended September 30, 2012, these assets generated revenue of $73,704 and $232,209, respectively, incurred operation and maintenance expenses of $13,821 and $33,727, respectively, depreciation of $12,701 and $38,102, respectively, and other expense of $0 and $6,256, respectively, resulting in net income from discontinued operations of $47,182 and $154,124, respectively.

Liquidity and Capital Resources

Net cash used in continuing operations operating activities totaled $214,066 during the nine months ended September 30, 2013, as compared to cash provided by continuing operations operating activity of $41,638 for the nine months ended September 30, 2012.  This decrease was primarily attributable to asset retirement obligation expenditures incurred, partially reduced by changes in working capital between the two periods.

We used $1,871 of cash in continuing operations investing activities during the nine months ended September 30, 2013, with respect to the purchase of miscellaneous office equipment.  We used $1,030,316 of cash in continuing operations investing activities during the nine months ended September 30, 2012, primarily attributable to our acquisition of the Commerce pipeline.

We used $848,794 of cash in continuing operations financing activities for the nine months ended September 30, 2013, primarily on the partial repayment of outstanding borrowings under our Meridian Loan Agreement upon the closing of the sale of our Tyson Pipeline Systems.  In addition, as a condition of the fifth amendment to the Meridian Loan Agreement, discussed below, we were required to escrow $450,000 of our sale proceeds to use in meeting part of our asset retirement obligations, of which $75,743 remained unspent at September 30, 2013.  During 2013, we also issued 6,250,000 shares of our common stock for an aggregate purchase price of $250,000.

We were provided $363,864 of net cash from continuing operations financing activities during the nine months ended September 30, 2012, primarily attributable to borrowings under the Meridian Loan Agreement to acquire the Commerce pipeline, partially offset by required repayments of indebtedness.

During the nine months ended September 30, 2013, we were provided $1,182,666 of cash from discontinued operations, primarily attributable to the $1,100,000 of gross sales proceeds received upon consummation of our asset sale.  We realized $196,350 of cash from discontinued operations during the nine months ended September 30, 2012.

We had available cash of $151,566 at September 30, 2013, in addition to $75,743 of restricted cash to be used in meeting our asset retirement obligations.  As of September 30, 2013, we had current debt obligations of $1,652,674 and current asset retirement obligations of $842,890.  On May 2, 2013, the Bureau of Safety and Environmental Enforcement ("BSEE") approved our request to reestablish partial right-of-way on one of our pipelines located in the Gulf of Mexico, subject to the decommissioning of a section of the pipeline within 180 days of issuance of approval. The estimated asset abandonment obligation associated with the subject pipeline was approximately $300,000 as of September 30, 2013.

Our current debt obligation of $1,652,674 as of September 30, 2013, consists of indebtedness outstanding under our Meridian Loan Agreement.    At September 30, 2013, we were not in compliance with the current ratio financial covenant of the Meridian Loan Agreement and we have not received a waiver of this non-compliance.  Therefore, Meridian Bank has the right to exercise its remedies under the Meridian Loan Agreement and related security agreements, including declaring the outstanding balance of the loan immediately due and payable and foreclosing on substantially all of our assets.  In addition, on October 31, 2013, the Company's wholly owned subsidiary, Gateway Offshore Pipeline Company, was sued by one of its customers.  The customer is alleging that Gateway Offshore Pipeline Company continued to invoice the customer after its gas gathering agreement expired in December 2008 and is seeking to recover the amount of the alleged overpayment of approximately $750,000, plus interest thereon, permissible attorney's fees and exemplary damages.

Based on our cash position and our projected cash flows from operations as of September 30, 2013, we will not have the ability to repay our existing debt obligations (including our $1,652,674 current debt obligation), committed capital expenditures and asset retirement obligations unless we are able to obtain additional financing or raise cash through other means, such as asset sales.  If we are unsuccessful in those efforts, if we are unable to successfully resolve the aforementioned lawsuit or if Meridian Bank exercises its right to declare the outstanding balance of its loan immediately due and payable, the Company and/or its subsidiaries, including Gateway Offshore Pipeline Company, may be unable to continue its operations or be required to seek bankruptcy protection.

In this regard, during the fourth quarter of 2012, we entered into an asset sales agreement with FMP Holdings, LLC (the "Buyer"), pursuant to which we agreed to sell our Tyson Pipeline Systems, which were acquired October 18, 2010, to the Buyer for $1,100,000.  All of the issued and outstanding capital stock of the Buyer is owned by Frederick M. Pevow, our President, Chief Executive Officer and Director.  Additionally, Mr. Pevow is the acting President of the Buyer.  On February 7, 2013, we closed this transaction.

Furthermore, on February 7, 2013, we entered into a subscription agreement (the “Subscription Agreement”), pursuant to which GreyCap Energy LLC ("GreyCap") agreed to acquire 6,250,000 shares of our common stock, constituting 20.4% of our issued and outstanding common stock, at a sale price of $0.04 per common share, for an aggregate purchase price of $250,000.

With the net proceeds of these two transactions, we reduced our borrowings under the Meridian Loan Agreement by $825,000 and escrowed $450,000 with Meridian Bank to fund the planned abandonment of certain pipelines located in the Gulf of Mexico during 2013. During the first nine months of 2013, we incurred $374,257 of the abandonment costs to which the escrow funds were to apply and $19,062 of other abandonment costs.

The balance of the net proceeds will be and have been used for general corporate purposes.

In connection with the sale of our Tyson Pipeline Systems, we entered into a fifth amendment to the Meridian Loan Agreement (the "Fifth Amendment").

Pursuant to the Fifth Amendment, the following amendments were made to the Meridian Loan Agreement:

Collateral.  In addition to certain existing collateral securing obligations under the Meridian Loan Agreement and related agreements, we assigned a deposit account in the amount of $450,000 to Meridian Bank pursuant to an Assignment of Deposit Account dated as of January 30, 2013.  The purpose of the deposit account is to fund the planned abandonment of certain pipelines located in the Gulf of Mexico during 2013.

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

In connection with entering the Fifth Amendment, we also entered into an Amendment to Term Promissory Note effective as of January 30, 2013 (the "Amended Term Note").  Principal on the Amended Term Note is due and payable in equal monthly installments of $10,000, plus all accrued interest, with an original maturity date of June 30, 2013. The maturity date has since been extended to November 15, 2013.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at September 30, 2013.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Operating Margin	$471,426	$371,505	$1,108,404	$1,185,915
Less:
General and administrative expenses	340,184	310,023	993,627	1,024,373
Acquisition costs	-	35,617	-	53,605
Asset impairments	-	3,075,803	250,000	3,075,803
Depreciation and amortization	69,704	118,543	209,092	351,216
Asset retirement obligation accretion	2,508	25,819	60,596	76,474
Interest expense, net	26,674	45,321	104,963	129,675
Income tax (benefit) expense	4,974	(7,401)	23,135	3,314
Other income (expense), net	911	(248,351)	13,083	(241,885)
Plus:
Income from discontinued operations, net of taxes	-	47,182	126,147	154,124
Net income (loss)	$26,471	$(2,936,687)	$(419,945)	$(3,132,536)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

                Not applicable.

Item 4.  Controls and Procedures

Management's Report on Disclosure Controls and Procedures

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

                As of September 30, 2013, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

                There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2013, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1.   Legal Proceedings

On October 31, 2013, the Company’s wholly owned subsidiary, Gateway Offshore Pipeline Company, was sued by one of its customers.  The customer is alleging that Gateway Offshore Pipeline Company continued to invoice the customer after its gas gathering agreement expired in December 2008 and is seeking to recover the amount of the alleged overpayment of approximately $750,000, plus interest thereon, permissible attorney’s fees and exemplary damages.  Gateway Offshore Pipeline Company intends to vigorously defend these claims.  No amount has been accrued in these financial statements since the outcome of this matter is uncertain and an estimate of the amount or range of loss or possible loss, if any resulting from this demand cannot be made at this time.  If Gateway Offshore Pipeline Company or the Company is required to pay a significant amount to resolve the lawsuit, it would have a material adverse effect on the Company’s liquidity, business and financial condition and may result in the Company’s bankruptcy or the bankruptcy of its subsidiaries, including Gateway Offshore Pipeline Company.

Item 1A.  Risk Factors

We are currently in default under the Meridian Loan Agreement, and Meridian Bank therefore has the right to exercise its remedies under the Meridian Loan Agreement and related security agreements, including declaring the outstanding balance of the loan immediately due and payable and foreclosing on substantially all of our assets.

As of September 30, 2013, the Company’s had $1,652,674 of indebtedness outstanding under the Meridian Loan Agreement.  The Company is not in compliance with some of the financial covenants of the Meridian Loan Agreement and has not received a waiver of this non-compliance.  Therefore, Meridian Bank has the right to exercise its remedies under the Meridian Loan Agreement and related security agreements, including declaring the outstanding balance of the loan immediately due and payable and foreclosing on substantially all of the Company’s assets.  In addition, amounts outstanding under the Meridian Loan Agreement currently have a maturity date of November 15, 2013, and the Company does not anticipate having sufficient cash to pay this balance as of such date.  The Company is in active discussions with Meridian Bank to amend its covenants and principal amortization requirements and extend the maturity date of the Meridian Loan Agreement beyond its current maturity date of November 15, 2013, but there are no assurances that such amendments or extensions will be obtained.  If the Company is unable to amend its covenants or extend the maturity date, it may be forced to seek protection under applicable bankruptcy laws.  Any bankruptcy would materially impair the value of the Company’s common shares.

One of our subsidiaries has been sued by one of its customers claiming approximately $750,000 in damages; the requirement to pay a significant amount to resolve the demand would have a material adverse effect on our liquidity, business and financial condition.

On October 31, 2013, the Company’s wholly owned subsidiary, Gateway Offshore Pipeline Company, was sued by one of its customers.  The customer is alleging that Gateway Offshore Pipeline Company continued to invoice the customer after its gas gathering agreement expired in December 2008 and is seeking to recover the amount of the alleged overpayment of approximately $750,000, plus interest thereon, permissible attorney’s fees and exemplary damages.  Gateway Offshore Pipeline Company intends to vigorously defend these claims.  No amount has been accrued in these financial statements since the outcome of this matter is uncertain and an estimate of the amount or range of loss or possible loss, if resulting from this demand cannot be made at this time.  If Gateway Offshore Pipeline Company or the Company is required to pay a significant amount to resolve the lawsuit, it would have a material adverse effect on the Company’s liquidity, business and financial condition and may result in the Company's bankruptcy or the bankruptcy of its subsidiaries, including Gateway Offshore Pipeline Company.

Failure to complete our proposed merger with Gateway Acquisition LLC could negatively impact our stock price and our future business and financial results.

On August 13, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Gateway Acquisition LLC and Gateway Energy Holdings LLC, pursuant to which, subject to the satisfaction of the conditions precedent set forth therein, the Company would be merged with and into Gateway Acquisition LLC and, in such merger, each share of the Common Stock, subject to certain exceptions specified in the Merger Agreement would be converted into the right to receive $0.0175 in cash, without interest.

The Merger Agreement contains a number of important conditions that must be satisfied before the Company can complete the proposed merger, including, among other things, that (i) the Merger Agreement be approved by a requisite number of the Company’s stockholders, (ii) all consents, approvals and other authorizations of any governmental entity, including the Securities and Exchange Commission, required to consummate the proposed merger have been obtained, and (iii) no event or occurrence having a materially adverse effect on the Company’s business, results of operations, prospects, condition or assets has occurred.  If the proposed merger is not completed for any reason, the ongoing business and financial results of the Company may be adversely affected.  In addition, the pendency of the proposed merger could adversely affect the Company’s operations because:

·            matters relating to the proposed merger require substantial commitments of time and resources by the Company and its management and employees, whether or not the transaction is completed, which could otherwise have been devoted to other uses and opportunities that may have been beneficial to the Company;

·            the Company’s ability to attract new employees and consultants and retain its existing employees and consultants may be harmed by uncertainties associated with the proposed merger, and the  Company may be required to incur substantial costs to recruit replacements for lost personnel or consultants; and

·            shareholder lawsuits could be filed against the Company challenging the proposed merger. If this occurs, even if the lawsuits are groundless and the Company ultimately prevails, the Company may incur substantial legal fees and expenses defending these lawsuits, and the proposed business combination may be prevented or delayed.

The Company cannot guarantee when, or whether, the proposed merger will be completed or that there will not be a delay in the completion of the merger. If this transaction is not completed or is delayed, Meridian Bank may decide to exercise its existing right to demand payment of its debt and, as a result, the Company’s customers, affiliates and suppliers may determine that the Company is likely to face a potential bankruptcy or liquidity crisis and the harm to these relationships, the Company’s market share and other aspects of the Company’s business may occur immediately.

Other than the foregoing, there are no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, 2013, the Company entered into a subscription agreement (the "Subscription Agreement"), pursuant to which GreyCap Energy LLC ("GreyCap"agreed to acquire 6,250,000 shares of the Company’s common stock, constituting 20.4% of the Company’s issued and outstanding common stock, at an aggregate purchase price of $250,000.  The shares purchased by GreyCap were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

At September 30, 2013, the Company was not in compliance with the current ratio financial covenant of the Meridian Loan Agreement.  The Company has not received a waiver of this non-compliance.

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

                                                                                                                GATEWAY ENERGY CORPORATION

November 18, 2013	/s/ Frederick M. Pevow
(Date)	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)